Form 10-Q
period 1995-07-29
FAMILY BARGAIN CORP
filed 1995-09-12
CIK 813775

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 1O-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            July 29, 1995
                               ---------------------------------

                                or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to________________

                        Commission File Number:  0-16309

                           FAMILY BARGAIN CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                 51-0299573
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

        315 East 62nd Street, New York NY                  10021
     (Address of principal executive offices)            (Zip Code)


                                 (212) 980-9670
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            [X] YES    [ ] NO

The number of shares outstanding of the registrant's of common stock, as of September 9, 1995 was 4,008,311 shares.

                           FAMILY BARGAIN CORPORATION

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 29, 1995

                                     INDEX

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS.

   Family Bargain Corporation and Subsidiaries
   Consolidated Balance Sheets as of January 28,
   1995 and July 29, 1995 (Unaudited)..............  F-1

   Family Bargain Corporation and Subsidiaries
   Consolidated Statements of Operations
   (Unaudited) for the three months ended July
   30, 1994 and July 29, 1995......................  F-3

   Family Bargain Corporation and Subsidiaries
   Consolidated Statements of Operations
   (Unaudited) for the six months ended July 30,
   1994 and July 29, 1995..........................  F-4

   Family Bargain Corporation and Subsidiaries
   Consolidated Statement of Stockholders' Equity
   (Unaudited) for the six months ended July 29,
   1995............................................  F-5

   Family Bargain Corporation and Subsidiaries
   Consolidated Statements of Cash Flows (Unaudited)
   for the six months ended July 30, 1994 and
   July 29, 1995...................................  F-6

   Family Bargain Corporation and Subsidiaries
   Notes to Consolidated Financial Statements
   (Unaudited).....................................  F-8


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.................................   3


PART II.  OTHER INFORMATION
--------  -----------------
Item 6.  Exhibits and Reports on Form 8-K...........   8

                                     PART I

                                     ITEM 1

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          January 28,             July 29,
                                                             1995                   1995
                                                          -----------             --------
                                                                                (Unaudited)
Assets
------
Current Assets:
  Cash                                                    $ 2,522,000               196,000

  Accounts receivable - non-trade                             742,000             1,424,000
  Layaway receivables                                         411,000               976,000
  Merchandise inventories                                  19,541,000            26,033,000

  Prepaid expenses                                          1,124,000             1,097,000
                                                          -----------            ----------

                 Total current assets                      24,340,000            29,726,000


Leasehold improvements and equipment,
  less accumulated depreciation and
  amortization of $1,084,000 and
  $1,738,000, respectively                                  4,922,000             7,047,000

Deferred debt issuance costs, less
  accumulated amortization of $291,000
  and $433,000, at January 28, 1995 and
  July 29, 1995, respectively                                 450,000               497,000
Other assets                                                  728,000               859,000
Excess of cost over net assets acquired
  (goodwill), less accumulated
  amortization of $1,984,000 and
  $2,613,000, at January 28, 1995 and
  July 29, 1995, respectively                              29,465,000            28,836,000
                                                          -----------            ----------

                                                          $59,905,000            66,965,000
                                                          ===========            ==========

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                         January 28,               July 29,
                                                           1995                      1995
                                                         -----------               --------
                                                                                  (Unaudited)

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current maturities of long-term
    debt and revolving credit note                     $  3,112,000                1,065,000

  Accounts payable                                        5,544,000                9,876,000

  Accrued salaries, wages and
    bonuses                                               2,169,000                1,276,000

  Other accrued expenses                                  3,417,000                3,874,000
                                                       ------------              -----------
                 Total current liabilities               14,242,000               16,091,000


Revolving credit note,
  less current maturities                                 5,943,000               14,880,000

Long-term debt, less current maturities                   8,212,000                9,686,000

Other liabilities                                         1,696,000                1,806,000
                                                       ------------              -----------

                 Total liabilities                       30,093,000               42,463,000
                                                       ------------              -----------

Stockholders' equity:
  Series A convertible preferred stock,
   $.01 par value, 4,500,000 shares
   authorized, 3,200,000 shares issued
   and outstanding at January 28, 1995
   and July 29, 1995                                     26,981,000               26,981,000

  Common stock, $.01 par value,
   80,000,000 shares authorized,
   4,506,981 and 4,008,311 shares
   issued and outstanding at
   January 28, 1995 and July 29, 1995,
   respectively                                               7,000                    7,000

Additional paid-in capital                               19,796,000               19,796,000

Accumulated deficit                                     (16,972,000)             (22,282,000)
                                                       ------------              -----------

                 Total stockholders' equity              29,812,000               24,502,000
                                                       ------------              -----------

Commitments and contingencies

                 Total liabilities and
                   stockholders' equity                $ 59,905,000               66,965,000
                                                       ============              ===========


          See accompanying notes to consolidated financial statements

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                               For the                             For the
                                          three months ended                 three months ended
                                            July 30, 1994                      July 29, 1995
                                            -------------                     --------------
Net sales                                    $31,295,000                          37,312,000
Cost of sales                                 20,841,000                          24,284,000
                                             -----------                          ----------

         Gross profit                         10,454,000                          13,028,000

Selling and
  administrative expenses                     10,271,000                          12,163,000
Amortization of goodwill                         297,000                             315,000
                                             -----------                          ----------

         Operating income (loss)                (114,000)                            550,000

Interest expense and
  financing fees                                (871,000)                           (786,000)
                                             -----------                         -----------

         Loss from continuing
           operations before
           discontinued operations
           and extraordinary gain               (985,000)                           (236,000)
                                             -----------                         -----------

Loss from discontinued operations               (215,000)                               -
                                             -----------                         -----------

Extraordinary gain on retirement
  of indebtedness (Note 2)                     5,744,000                               -
                                             -----------                         -----------

         Net income (loss)                     4,544,000                            (236,000)
Preferred stock dividends                       (250,000)                           (760,000)
                                             -----------                         -----------

     Net income (loss) available
           to common stock                   $ 4,294,000                            (996,000)
                                             ===========                         ===========

Loss per common share and
  common stock equivalents (Note 2):
    Loss from continuing operations          $     (0.30)                              (0.25)
    Loss from discontinued operations              (0.05)                                -
    Extraordinary gain on retirement
      of indebtedness                               1.40                                 -
                                                   -----                               -----

         Net income (loss)                   $      1.05                               (0.25)
                                                    ====                               =====
Loss per common share
  assuming full dilution (Note 2):
    Loss from continuing operations          $     (0.30)                              (0.25)
    Loss from discontinued operations              (0.05)                                -
    Extraordinary gain on retirement
      of indebtedness                               1.40                                 -
                                                   -----                               -----

         Net income (loss)                   $      1.05                               (0.25)
                                                   =====                               =====

Weighted average shares outstanding:
  Primary                                      4,085,046                           4,008,311
  Fully diluted                                4,085,046                           4,008,311


          See accompanying notes to consolidated financial statements

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                For the                    For the
                                                          six months ended            six months ended
                                                            July 30, 1994               July 29, 1995
                                                           ---------------              --------------
Net sales                                                    $ 60,022,000                 $68,350,000

Cost of sales                                                  39,682,000                  45,785,000
                                                              -----------                 -----------

         Gross profit                                          20,340,000                  22,565,000

Selling and
 administrative expenses                                       20,011,000                  24,276,000

Amortization of goodwill                                          594,000                     629,000
                                                              -----------                 -----------

         Operating loss                                          (265,000)                 (2,340,000)

Interest expense and
  financing fees                                               (1,634,000)                 (1,450,000)
                                                              -----------                 -----------

         Loss from continuing
           operations before
           discontinued operations and
           extraordinary gain                                  (1,899,000)                 (3,790,000)
                                                              -----------                 -----------

Loss from discontinued operations                                (257,000)                      -
                                                              -----------                 -----------
Extraordinary gain on retirement
   of indebtedness (Note 2)                                     5,744,000                       -
                                                              -----------                 -----------

         Net income (loss)                                      3,588,000                  (3,790,000)

Preferred stock dividends                                        (413,000)                 (1,520,000)
                                                              -----------                 -----------

         Net income (loss) available
           To common stock                                    $ 3,175,000                  (5,310,000)
                                                              ===========                 ===========

Income (loss) per common share and
 common stock equivalents:
         Loss from continuing operations                      $     (0.57)                      (1.32)
         Loss from discontinued operations                          (0.06)                        -
         Extraordinary gain on retirement
           of indebtedness                                           1.41                         -
                                                                    -----                       -----

                 Net income (loss)                                   0.78                       (1.32)
                                                                    =====                       =====

Income (loss) per common share
  assuming full dilution:
         Loss from continuing operations                      $     (0.57)                      (1.32)
         Loss from discontinued operations                          (0.06)                        -
         Extraordinary gain on retirement
           of indebtedness                                           1.41                         -
                                                                    -----                       -----

                 Net income (loss)                            $      0.78                       (1.32)
                                                                    =====                       =====

Weighed average shares outstanding:
   Primary                                                      4,057,574                   4,008,311
   Fully diluted                                                4,057,574                   4,008,311


          See accompanying notes to consolidated financial statements

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     For the six months ended July 29, 1995



                                         Series A
                                      Preferred Stock           Common Stock
                                    --------------------      ------------------      Paid - in       Accumulated
                                    Shares        Amount      Shares      Amount       capital          deficit          Total
                                    ------        ------      ------      ------       -------          -------          -----
Balance at
January 28, 1995                   3,200,000   $26,981,000   4,506,981    $7,000     $19,796,000     $(16,972,000)    $29,812,000

Payment of preferred stock
dividends                              -            -            -          -             -            (1,520,000)     (1,520,000)
Cancellation of incentive
shares                                 -            -         (498,670)     -             -                 -               -


Net loss for the six months
ended
July 29, 1995                          -            -            -          -             -            (3,790,000)     (3,790,000)
                                   ---------   -----------   ---------    ------     -----------     -------------    -----------

Balance at
July 29, 1995                      3,200,000   $26,981,000   4,008,311    $7,000     $19,796,000     $(22,282,000)    $24,502,000
                                   =========   ===========   =========    ======     ===========     ============     ===========


          See accompanying notes to consolidated financial statements

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

            For the six months ended July 30,1994 and July 29, 1995


                                                           1994                 1995
                                                        -----------          -----------
Cash flows from operating activities:
  Loss from continuing operations                       $(1,899,000)          (3,790,000)

  Adjustments to reconcile loss to net cash
    provided by (used in) continuing
    operations:
      Depreciation and amortization                       1,043,000            1,425,000
      Amortization of debt discount                         860,000              502,000

      Recognition of carrying value adjustment             (195,000)               -
      Excess of straight-line
        rent over cash payments                             211,000               83,000
      Increase in merchandise inventory                  (5,739,000)          (6,492,000)
      Increase in accounts receivable
          non-trade, prepaid expenses and other assets     (672,000)            (786,000)
      Increase in layaway receivables                    (2,082,000)            (565,000)
      Increase in deferred debt issuance costs                -                 (189,000)
      Increase in accounts payable                        3,869,000            4,332,000
      Decrease in accrued salaries, wages and bonuses      (798,000)            (893,000)
      Increase (decrease) in other accrued expenses        (341,000)             425,000
                                                        -----------          -----------

                  Net cash used in
                   continuing operations                 (5,743,000)          (5,948,000)
                                                        -----------          -----------

Net cash used in discontinued operations -
  loss from discontinued operations                        (257,000)               -
                                                        -----------          -----------


Cash flows used in investing activities:
  Purchase of leasehold improvements and equipment         (962,000)          (2,688,000)

  Purchase of senior and subordinated notes              (9,000,000)               -
                                                        -----------          -----------

                  Net cash used in
                    investing activities                 (9,962,000)          (2,688,000)
                                                        -----------          -----------

Cash flows from financing activities:
  Borrowings of revolving credit note                    72,830,000           82,566,000
  Payments on revolving credit note                     (68,589,000)         (75,629,000)

  Payments on notes payable                                (682,000)            (607,000)

  Payments of subordinated notes                           (619,000)               -
  Proceeds from issuance of common and preferred stock   29,120,000                -
  Proceeds from issuance of long term debt                    -                1,500,000

  Redemption of preferred stock                          (8,906,000)               -
  Payment of preferred stock issuance costs              (1,974,000)               -
  Payment of dividends on preferred stock                  (702,000)          (1,520,000)
                                                        -----------          -----------

                  Net cash provided by financing
                    activities                           20,478,000            6,310,000
                                                        -----------          -----------

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (Unaudited)

            For the six months ended July 30, 1994 and July 29, 1995




                                                           1994             1995
                                                        -----------      ----------
Net increase (decrease) in cash                           4,516,000      (2,326,000)
Cash at the beginning of the period                         834,000       2,522,000
                                                        -----------      ----------

Cash at the end of the period                           $ 5,350,000         196,000
                                                        ===========      ==========

Supplemental disclosure of cash flow
  information:
    Cash paid during the period for interest            $   715,000         710,000
                                                        ===========      ==========

Supplemental disclosure of non-cash investing
  and financing activities:
    Extraordinary gain on retirement of indebtedness    $(5,744,000)          -
                                                        ===========      ===========
    Exercise of option to purchase senior and
      subordinated notes                                $   800,000           -
                                                        ===========      ===========
    Capital lease obligations entered into during the
      period for new leasehold improvements and
      equipment                                         $     -          $    91,000
                                                        ===========      ===========


         See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



(1)      Unaudited Interim Financial Statements

         The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended January 28, 1995 included in the Family Bargain Corporation and Subsidiaries' (the Company) Form 10-K as filed with the Securities and Exchange Commission. The unaudited consolidated financial statements include the accounts of Family Bargain Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         In the opinion of management, the unaudited consolidated financial statements as of and for the three and six months financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results for a full year.

(2)      Preferred Stock Offering

         On July 21, 1994, the Company completed a public offering of 3,200,000 shares of Series A 9 and 1/2% Cumulative Convertible Preferred Stock. The Company used a portion of the proceeds to repurchase debt of General Textiles, which resulted in an extraordinary gain.

(3)      Revolving Credit Facility

         On July 27, 1995, General Textiles completed an amendment to its revolving credit note. Under the revised agreement General Textiles increased its total line of credit from $15.6 million, including a $1.6 million equipment facility, to $21.6 million. $20.0 million of the total revolving line of credit is comprised of advances against eligible inventory, including a special purchase line of up to $1
         million.   Should aggregate borrowings based on eligible inventory be less than $20.0 million, General Textiles may borrow up to

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONSOLIDATED
                                  (Unaudited)


(3)      Revolving Credit Facility, continued

         $1.0 million to finance special purchases of inventory. However, at no time may the aggregate borrowings based on inventory exceed $20.0 million nor can the aggregate borrowings against the special purchase line exceed $1.0 million. The interest on advances against eligible inventory and the special purchase line are floating rates based on a prime rate of interest plus 2% and 3%, respectively.

(4)      Acquisition

         On August 17, 1995, the Company signed a letter of intent to acquire 100% of the stock of Capin Mercantile Corporation (Capins) for $1.85 million consisting of a combination of cash and a three year note (the Capins Acquisition). The Company executed a stock purchase agreement with Capins on August 31, 1995. Capins operates 31 Factory 2-U off-price retail stores in Arizona, New Mexico and Texas. The Company intends to acquire and operate Capins as a separate subsidiary, maintaining separate vendor and credit relationships from General Textiles.

(5)      Proposed Merger and Rights Offering

         In April, 1995, the Company announced plans to merge the Company and DRS Apparel Inc., a wholly-owned subsidiary of the Company, with and into General Textiles (the Merger). In addition the Company intended to complete a rights offering (the Rights Offering). In August, 1995, the Company postponed the Merger and Rights Offering in order to focus efforts on the completion and financing of the Capins Acquisition.

(6)      Weinstein Litigation

         In connection with the General Textiles Chapter 11 Reorganization, the Company agreed to pursue litigation (the Weinstein Litigation) against the former shareholders of General Textiles who sold their stock in connection with the 1989 Leveraged Buyout. The Weinstein Litigation alleged that the 1989 Leveraged Buyout rendered General Textiles insolvent and that certain payments to the former shareholders constituted fraudulent transfers and sought to recover such payments. On July 7, 1995, the parties agreed to enter into

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONSOLIDATED
                                  (Unaudited)



(6)      Weinstein Litigation, continued

         a settlement agreement (the Settlement Agreement) pursuant to which none of the parties admitted any wrong doing. Based on the Settlement Agreement, the Company will receive $1.3 million of which $0.4 million is to be deducted for expenses of the Weinstein Litigation incurred to date. Under the Chapter 11 Reorganization plan, the Company is obligated to distribute 82.6% of the $0.9 million net proceeds, or $0.7 million, to certain subordinated noteholders of General Textiles. The remaining $0.2 million will be retained by the Company. The recovery of expenses and settlement proceeds retained by the Company have been recorded as other income during the three months ended July 29, 1995.

(7)      Income Taxes

         No provision for income taxes has been reflected in the consolidated financial statements of operations for the three and six months ended July 30, 1994 and July 29, 1995 since the Company generated tax losses in these periods. While losses would increase the Company's net operating loss (NOL) carryforwards, realization of such losses is not assured due to limitations on utilization of NOLs and the Company' history of losses. As a result, a full valuation allowance has been recognized for the NOLs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FCONDITION AND RESULTS OF OPERATIONS


GENERAL

Management's discussion of the results of operations provides analyses of the Company's operations during the three and six months ended July 30, 1994 and July 29, 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 29, 1995 COMPARED
TO THE THREE MONTHS ENDED JULY 30, 1994

Net sales (gross sales less sales tax and sales returns) were $37.3 million for the three months ended July 29, 1995 compared to $31.3 million for the three months ended July 30, 1994, an increase of $6.0 million. Of the total increase, $0.5 million was due to a 2.1% increase in comparable store sales (sales at stores open throughout both periods). The remaining $5.4 million increase in sales is due to the opening of new and, therefore, non-comparable stores. As of July 29, 1995 there were 102 stores in operation compared to 89 stores as of July 30, 1994.

Gross profit was $13.0 million for the three months ended July 29, 1995 compared to $10.5 million for the three months ended July 30, 1994. As a percentage of sales, the gross profit was 34.9% for the three months ended July 29, 1995 compared to 33.4% for the three months ended July 30, 1994. The increase in gross profit as a percentage of sales resulted primarily from advantageous merchandise purchasing opportunities realized during the three months ended July 29, 1995.

Selling and administrative expenses were $12.2 million for the three months ended July 29, 1995 compared to $10.3 million for the three months ended July 30, 1994. The increase in selling and administrative expenses was due primarily to increased overhead expenses incurred in connection with the expanded number of stores in operation. Selling and administrative expenses for the three months ended July 29, 1995 reflect the settlement proceeds from the Weinstein Litigation (see Note 6 above). However, as a percentage of sales, selling and administrative expenses decreased to 32.6% for the three months ended July 29, 1995 compared to 32.8% for the three months ended July 30, 1994.


Amortization of goodwill was $0.3 million for the three months ended July 29, 1995 and July 30, 1994. Interest expense was $0.8 million for the three months ended July 29, 1995 and $.9 million for the three months ended July 30, 1994.

THREE MONTHS ENDED JULY 29, 1995 COMPARED
TO THE THREE MONTHS ENDED JULY 30, 1994, CONTINUED

During the three months ended July 30, 1994 the Company recognized an extraordinary gain of $5.7 million on the purchase of senior and subordinated notes that General Textiles issued to a non-related party in conjunction with the Plan of Reorganization pursuant to General Textiles emergence from Chapter 11 Reorganization.


SIX MONTHS ENDED JULY 29, 1995 COMPARED
TO THE SIX MONTHS ENDED JULY 30, 1994

Net sales (gross sales less sales tax and sales returns) were $68.4 million for the six months ended July 29, 1995 compared to $60.0 million for the six months ended July 30, 1994, an increase of $8.4 million. Comparable store sales (sales at stores open throughout both periods) decreased by $1.2 million, or 2.3%, which was offset by an increase in sales from new and non-comparable stores of $9.6 million. Unusual weather during February and March and the continued impact of the December 1994 devaluation of the Mexican currency were the primary causes for the decrease in comparable store sales. The weakness in February and March sales was offset in part through increased comparable store sales throughout the second quarter. As of July 29, 1995 there were 102 stores in operation compared to 89 stores as of July 30, 1994.

Gross profit was $22.6 million for the six months ended July 29, 1995 compared to $20.3 million for the six months ended July 30, 1994. As a percentage of sales, the gross profit was 33.0% for the six months ended July 29, 1995 compared to 33.9% for the six months ended July 30, 1994. The decrease in gross profit as a percentage of sales resulted primarily from management's decision to re-price inventory during the first quarter. This decrease in gross profit as a percentage of sales was offset in part during the second quarter in part by improved margins realized as a result of advantageous merchandise purchasing opportunities.

Selling and administrative expenses were $24.3 million for the six months ended July 29, 1995 compared to $20.0 million for the six months ended July 30, 1994. As a percentage of sales, selling and administrative expenses were 35.5% for the six months ended July 29, 1995 compared to 33.3% for the six months ended July 30, 1994. The increase in selling and administrative expenses as a percentage of sales was due primarily to increased levels of advertising and in-store labor required to handle large volume increases in inventory units at lower prices.

Amortization of goodwill was $0.6 million for the six months ended July 29, 1995 and July 30, 1994. Interest expense was $1.5 million

SIX MONTHS ENDED JULY 29, 1995 COMPARED
TO THE SIX MONTHS ENDED JULY 30, 1994, CONTINUED

for the six months ended July 29, 1995 and $1.6 million for the six months ended July 30, 1994.

During the six months ended July 30, 1994 the Company recognized an extraordinary gain of $5.7 million on the purchase of senior and subordinated notes that General Textiles issued to a non-related party in conjunction with the Plan of Reorganization pursuant to General Textiles emergence from Chapter 11 Reorganization.


LIQUIDITY AND CAPITAL RESOURCES

This discussion of liquidity and capital resources does not assume the completion on the Capins Acquisition and does not discuss the expected effect that completion of such transaction would have on the liquidity and capital resources of the Company. There is no assurance that the Acquisition will be completed. See "Liquidity and Capital Resources - Proposed Acquisition."

THE COMPANY

As of July 29, 1995, the Company had outstanding indebtedness, excluding indebtedness of General Textiles, in the principal amount of $250,000 and annual dividend obligations of $3.0 million. The $250,000 in indebtedness is owed to Texas Commerce Bank pursuant to an unsecured promissory note which bears interest at 8 1/2% per year payable quarterly (the TCB Note). The balance of the TCB Note of $250,000 is payable on April 30, 1996. Dividend payments on the Company's Preferred Stock (the Preferred Stock) total $3.0 million per year based on the annual dividend rate of $0.95 per share and are payable quarterly if, as and when, declared by the Board of Directors. As of July 29, 1995 the Company has paid $1.5 million in dividends. On July 31, 1995 the Company declared an additional $60,000 in dividends.

The Company's sole operating subsidiary is General Textiles and the Company does not, itself, operate any business. Accordingly, the Company will rely on its cash reserves and payments from General Textiles to finance its ongoing operating expenses and pay its outstanding indebtedness. Such payments from General Textiles include payments to the Company pursuant to a tax sharing agreement, certain subordinated debt and the secured term note of General Textiles (which the Company owns) and a management agreement.

Management believes that the Company's sources of cash, including the funds received under the tax sharing agreement, the subordinated notes, the secured term note, the management agreement and available cash reserves will be adequate to finance its operations and meet the obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the Company to make dividend payments on the Preferred Stock as they come due will be dependent on the results of operations of the Company, including General Textiles.

GENERAL TEXTILES

General Textiles finances its operations through credit provided by suppliers, borrowings under its $21.6 million working capital and equipment facility (the Revolving Credit Facility) and internally generated cash flow. Credit terms provided by suppliers are usually net 30 days. Borrowings under the Revolving Credit Facility are described below. Under the terms of the subordinated notes and the reorganization securities, General Textiles is required to use a substantial percentage of excess cash flow, as defined, to repay indebtedness payable under the subordinated note and senior term note agreements.
Management believes that General Textiles will have sufficient working capital to meet its needs during the next twelve months from credit terms supplied by its suppliers, its Revolving Credit Facility and internally generated cash flow. General Textiles expects to open up to fourteen new stores during the fiscal year ending January 27, 1996, of which six have opened as of July 29, 1995. However, should the Company decide to expand more rapidly than is currently anticipated, it may require additional financing. There can be no assurance that such financing will be available.

REVOLVING CREDIT FACILITY. Under the Revolving Credit Facility, General Textiles may borrow up to 60% of eligible inventory, as defined, subject to a maximum of $20.0 million of borrowings for inventory, including a maximum special purchase line of $1.0 million, and $1.6 million of borrowings for equipment at any time. As of July 29, 1995, there was $14.9 million outstanding, $1.1 million available for additional inventory borrowings (including the special purchase line) under the Revolving Credit Facility, and $0.1 million available for borrowings for equipment under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to prime plus 2%, except for borrowings against the special purchase line which bear interest at prime plus 3%, are payable monthly and are secured by a lien on all of the assets of General Textiles.

PROPOSED MERGER AND RIGHTS OFFERING

On May 11, 1995, the Company filed a Proxy/Registration Statement on Form S-4 (the Registration Statement) for the purpose of consummating the proposed Merger and Rights Offering. In August, 1995 the Company withdrew the Registration Statement in order to focus efforts on completing and financing the Capins Acquisition.

PROPOSED ACQUISITION

In August 1995 the Company signed a letter of intent and a stock purchase agreement to acquire 100% of the stock of Capins for $1.85 million consisting of a combination of cash and a three year note. Capins operates 31 Factory 2-U off-price retail stores in Arizona, New Mexico and Texas selling heavily discounted apparel and footwear for men, women and children, and household goods.

The Company will acquire and operate Capins as a separate subsidiary, maintaining separate vendor and credit relationships from General Textiles. The Company plans to raise up to $12.0 million to provide working capital for the Capins subsidiary and for general corporate purposes. In addition, the Company plans to refinance Capins' credit facility with a new $10.0 million revolver line.


CAPITAL EXPENDITURES

The Company's planned future capital expenditures include costs to open new Family Bargain Center stores, to renovate and/or relocate existing stores, and to purchase electronic point-of-sale computer systems for its stores. Management believes that future expenditures will be financed from internal cash flow, the Revolving Credit Facility and proceeds from the Rights Offering. As of July 29, 1995, the Company had remaining commitments for capital expenditures totalling $0.1 million related to the acquisition of new point-of-sale systems. The Company's lender under the Revolving Credit Facility has provided a three year term equipment facility in the amount of $1.6 million for the point-of- sale systems acquisition. The Company expects to incur additional capital expenditures related to the opening of new Family Bargain Center stores and the Capins stores during the current fiscal year.
The Company has incurred $1.2 million of capital expenditures for the opening of Family Bargain Center stores as of July 29, 1995.


INFLATION

In general, the Company believes that it will be able to offset the effects of inflation by increasing operating efficiencies, by monitoring and controlling expenses and by increasing prices to the extent permitted by competitive factors.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company historically has realized its highest level of sales and income during the third and fourth quarters of the fiscal year (the quarter ending in October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. If the Company's sales were substantially below seasonal expectations during the third and fourth quarters, the Company's annual results would be adversely affected.

The Company historically has realized lower sales in its first two quarters (February through July), which often has resulted in General Textiles' incurring losses during those quarters. General Textiles incurred a net loss in the first and second quarters ending July 29, 1995.


                                    PART  II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the six months ended July 29, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FAMILY BARGAIN CORPORATION


Date: September 11, 1995          By:       WILLIAM W. MOWBRAY
                                      ---------------------------
                                      Name: William W. Mowbray
                                      Title: Chief Financial Officer
                                             (duly authorized
                                             officer and principal
                                             financial officer)