Form 10-Q
period 1995-10-28
FAMILY BARGAIN CORP
filed 1995-12-12
CIK 813775

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 1O-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        October 28, 1995
                                         -----------------------------------
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________________to ______________

                        Commission File Number:  0-16309

                           FAMILY BARGAIN CORPORATION
             (Exact name of registrant as specified in its charter)

                           Delaware                                             51-0299573

                 (State or other jurisdiction of                              I.R.S. Employer
                 incorporation or organization)                             Identification No.)


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

The number of shares outstanding of the registrant's of common stock, as of December 12, 1995 was 4,008,311 shares.

                         FAMILY BARGAIN CORPORATION

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 1995

                                     INDEX


PART I.  FINANCIAL INFORMATION
------   ---------------------                                                                         PAGE
                                                                                                        NO.
                                                                                                       ----
Item 1.   Financial Statements

          Family Bargain Corporation and Subsidiaries Consolidated
          Balance Sheets as of January 28, 1995 and October 28, 1995
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-1

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Operations (Unaudited) for the three months
          ended October 29, 1994 and October 28, 1995 . . . . . . . . . . . . . . . . . . . . . .      F-3

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Operations (Unaudited) for the nine months
          ended October 29, 1994 and October 28, 1995 . . . . . . . . . . . . . . . . . . . . . .      F-4

          Family Bargain Corporation and Subsidiaries Consolidated
          Statement of Stockholders' Equity (Unaudited) for the nine
          months ended October 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-5

          Family Bargain Corporation and Subsidiaries consolidated
          Statements of Cash Flows (Unaudited) for the nine months
          ended October 29, 1994 and October 28, 1995 . . . . . . . . . . . . . . . . . . . . . .      F-6

          Family Bargain Corporation and Subsidiaries Notes to
          Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . .      F-8

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

PART II.  OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

                                     PART I

                                     ITEM 1

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                  January 28,              October 28,
                                                                     1995                     1995
                                                                  -----------              -----------
Assets                                                                                     (Unaudited)
------
Current Assets:
    Cash and cash equivalents                                     $ 2,522,000                  142,000
    Accounts receivable - non-trade                                   742,000                6,331,000
    Layaway receivables                                               411,000                1,550,000
    Merchandise inventories                                        19,541,000               27,623,000
    Prepaid expenses                                                1,124,000                1,072,000
                                                                  -----------               ----------

          Total current assets                                     24,340,000               36,718,000

Leasehold improvements and equipment, net                           4,922,000                7,259,000

Deferred debt issuance costs, net                                     450,000                  749,000

Other assets                                                          728,000                  779,000

Excess of cost over net assets acquired
    (goodwill), less accumulated
    amortization of $1,984,000 and
    $2,928,000 at January 28, 1995 and
    October 28, 1995, respectively                                 29,465,000               28,521,000
                                                                  -----------               ----------

                                                                  $59,905,000               74,026,000
                                                                  ===========               ==========





                                                                     (continued)

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                 January 28,              October 28,
                                                                    1995                     1995
                                                                 -----------              -----------
Liabilities and Stockholders' Equity                                                      (Unaudited)

Current liabilities:
    Current maturities of long-term debt
          and revolving credit note                            $  3,112,000                 1,065,000
    Accounts payable                                              5,544,000                10,592,000
    Accrued salaries, wages and bonuses                           2,169,000                 1,714,000
    Other accrued expenses                                        3,417,000                 3,668,000
                                                               ------------               -----------
          Total current liabilities                              14,242,000                17,039,000

Revolving credit note, less current maturities                    5,943,000                19,932,000
Long-term debt, less current maturities                           8,212,000                 9,840,000
Other liabilities                                                 1,696,000                 1,734,000
                                                               ------------               -----------
          Total liabilities                                      30,093,000                48,545,000
                                                               ------------               -----------
Stockholders' equity:
    Series A convertible preferred stock,
    $.01 par value, 4,500,000 shares
    authorized, 3,200,000 shares issued
    and outstanding, aggregate liquidation
    preference of $32,000,000                                    26,981,000                26,981,000

Common stock, $.01 par value,
    80,000,000 shares authorized,
    4,506,981 and 4,008,311 shares
    issued and outstanding at
    January 28, 1995 and October 28,
    1995, respectively                                                7,000                     7,000

Additional paid-in capital                                       19,796,000                19,796,000

Accumulated deficit                                             (16,972,000)              (21,303,000)
                                                               ------------               -----------

          Total stockholders' equity                             29,812,000                25,481,000
                                                               ------------               -----------
Commitments and contingencies

          Total liabilities and stockholders' equity           $ 59,905,000                74,026,000
                                                               ============               ===========




          See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              For the                            For the
                                                         Three Months Ended                 Three Months Ended
                                                           October 29, 1994                  October 28, 1995
                                                         -------------------                ------------------
Net sales                                                    $39,370,000                         47,322,000
Cost of sales                                                 25,915,000                         30,393,000
                                                             -----------                         ----------

    Gross profit                                              13,455,000                         16,929,000

Selling and administrative expenses                           11,446,000                         14,024,000
Amortization of goodwill                                         297,000                            314,000
                                                             -----------                         ----------

    Operating income                                           1,712,000                          2,591,000

Interest expense and financing fees                              553,000                            852,000
                                                             -----------                         ----------

Income from continuing  operations                             1,159,000                          1,739,000

Loss from discontinued operations                               (151,000)                              -
                                                             -----------                         ----------

    Net income                                                 1,008,000                          1,739,000
Preferred stock dividends                                      (760 ,000)                          (760,000)
                                                             -----------                         ----------

    Net income available to common stock                     $   248,000                            979,000
                                                             ===========                         ==========

Income per common share and
    common stock equivalents (Note 2):
          Income from continuing operations                  $      0.10                               0.24
          Loss from discontinued operations                        (0.04)                              -
                                                             -----------                         ----------
          Net income                                         $      0.06                               0.24
                                                             ===========                         ==========
Income per common share
    assuming full dilution (Note 2):
          Income from continuing operations                  $      0.10                               0.14
          Loss from discontinued operations                        (0.04)                              -
                                                             -----------                         ----------

          Net income                                         $      0.06                               0.14
                                                             ===========                         ==========
Weighted average shares outstanding:
    Primary                                                    4,008,311                          4,008,311
    Fully diluted                                              4,008,311                         12,008,311





          See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            For the                          For the
                                                       Nine Months Ended                Nine Months Ended
                                                       October 29, 1994                 October 28, 1995
                                                       -----------------                -----------------
Net sales                                                 $99,392,000                      115,672,000
Cost of sales                                              65,597,000                       76,178,000
                                                          -----------                      -----------

    Gross profit                                           33,795,000                       39,494,000

Selling and administrative expenses                        31,457,000                       38,300,000
Amortization of goodwill                                      891,000                          943,000
                                                          -----------                      -----------

    Operating income                                        1,447,000                          251,000

Interest expense and financing fees                         2,187,000                        2,302,000
                                                          -----------                      -----------

    Loss from continuing operations before
          discontinued operations and extraordinary
          gain                                               (740,000)                      (2,051,000)

Loss from discontinued operations                            (408,000)                            -
                                                          -----------                      -----------

Loss before extraordinary gain                             (1,148,000)                      (2,051,000)

Extraordinary gain on retirement of indebtedness            5,744,000                             -
                                                          -----------                      -----------

    Net income (loss)                                       4,596,000                       (2,051,000)

Preferred stock dividends                                  (1,173,000)                      (2,280,000)
                                                          -----------                      -----------

    Net income (loss) available to common stock           $ 3,423,000                       (4,331,000)
                                                          ===========                      ===========

Income (loss) per common share and common
stock equivalents:
    Loss from continuing operations                       $     (0.48)                           (1.08)
    Loss from discontinued operations                           (0.10)                            -
    Extraordinary gain on retirement
        of indebtedness                                          1.43                             -
                                                          -----------                      -----------

          Net income (loss)                               $      0.85                            (1.08)
                                                          ===========                      ===========

Income (loss) per common share assuming
full dilution:

    Loss from continuing operations                       $     (0.11)                           (1.08)
    Loss from discontinued operations                           (0.06)                            -
    Extraordinary gain on retirement of
        indebtedness                                             0.86                             -
                                                          -----------                      -----------

          Net income (loss)                               $      0.69                            (1.08)
                                                          ===========                      ===========

Weighed average shares outstanding
    Primary                                                 4,008,311                        4,008,311
    Fully Diluted                                           6,674,978                        4,008,311

          See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   FOR THE NINE MONTHS ENDED OCTOBER 28, 1995



                                    Series A
                                Preferred Stock                                          Common Stock
                         -----------------------------                              ----------------------
                                                                                Paid-In     Accumulated
                         Shares         Amount        Shares     Amount         Capital          Deficit            Total
                         ------         ------        ------     ------         -------     -----------------       -----
Balance at
January 28, 1995        3,200,000    $26,981,000     4,506,981     $7,000     $19,796,000     $(16,972,000)       $29,812,000

Payment of preferred
stock dividends            -            -              -            -           -               (2,280,000)        (2,280,000)

Cancellation of
incentive shares           -            -             (498,670)     -           -                   -                 -

Net loss for the
nine months ended
October 28, 1995          -             -               -           -           -               (2,051,000)        (2,051,000)
                        ---------    -----------     ---------     ------     -----------     ------------        -----------

Balance at
October 28, 1995        3,200,000    $26,981,000     4,008,311     $7,000     $19,796,000     $(21,303,000)       $25,481,000
                        =========    ===========     =========     ======     ===========     ============        ===========





          See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

        For the nine months ended October 29, 1994  and October 28, 1995


                                                                  1994                         1995
                                                             -------------                 ------------
Cash flows from operating activities:
   Loss from continuing operations                           $    (740,000)                  (2,051,000)
   Adjustments to reconcile loss to net cash
      provided by (used in) continuing
          operations:
      Depreciation and amortization                              1,615,000                    2,246,000
         Amortization of debt discount                           1,095,000                      770,000
      Recognition of carrying value adjustment                    (181,000)                       -
      Difference in straight-line
             rent over cash payments                               222,000                      (21,000)
         Increase in merchandise inventories                   (11,472,000)                  (8,082,000)
      Increase in accounts receivable
          non-trade, prepaid expenses and other assets          (1,616,000)                  (5,588,000)
         Increase in layaway receivables                          (925,000)                  (1,139,000)
         Increase in accounts payable                            3,547,000                    5,048,000
         Decrease in accrued salaries, wages and bonuses          (148,000)                    (455,000)
      Increase (decrease) in other accrued expenses               (914,000)                     251,000

                                                             -------------                 ------------

         Net cash used in continuing operations                 (9,517,000)                  (9,021,000)
                                                             -------------                 ------------

Net cash used in discontinued operations                          (408,000)                     -
                                                             -------------                 ------------

Cash flows used in investing activities:
   Purchase of leasehold improvements and equipment             (1,224,000)                  (3,297,000)
   Purchase of senior and subordinated notes                    (9,000,000)                     -
                                                             -------------                 ------------

         Net cash used in investing activities                 (10,224,000)                  (3,297,000)
                                                             -------------                 ------------

Cash flows from financing activities:
   Borrowings of revolving credit note                         118,097,000                  136,764,000
   Payments on revolving credit note                          (110,241,000)                (124,775,000)
   Payments on notes payable                                      (807,000)                    (753,000)
   Payments of subordinated notes                                 (624,000)                     -
   Proceeds from issuance of common and preferred stock         29,120,000                      -
   Proceeds from issuance of long term debt                           -                       1,500,000
   Redemption of preferred stock                                (8,906,000)                     -
   Payment of preferred stock issuance costs                    (2,094,000)                     -
   Payment of dividends on preferred stock                      (1,462,000)                  (2,280,000)
   Repurchase of common stock warrants                             (53,000)                     -
   Payment of deferred debt issuance costs                         (94,000)                    (518,000)
                                                             -------------                 ------------

         Net cash provided by financing activities              22,936,000                    9,938,000
                                                             -------------                 ------------




                                                                     (continued)

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
                                  (UNAUDITED)


        For the nine months ended October 29, 1994 and October 28, 1995



                                                             1994                             1995
                                                          ----------                       ----------
Net increase (decrease) in cash                           $2,787,000                       (2,380,000)

Cash at the beginning of the period                          834,000                        2,522,000
                                                          ----------                       ----------

Cash at the end of the period                             $3,621,000                          142,000
                                                          ==========                       ==========

Supplemental disclosure of cash flow
   information:

     Cash paid during the period for interest             $1,043,000                        1,183,000

Supplemental disclosure of non-cash
  investing and financing activities:

     Extraordinary gain on retirement of
       indebtedness                                        5,744,000                             -

     Exercise of option to purchase senior
       and subordinated notes                                800,000                             -

     Capital lease obligations entered into
       during the period for new leasehold
       improvements and equipment                            272,000                          123,000





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

         In the opinion of management, the unaudited consolidated financial statements as of and for the three and nine months ended October 28, 1995 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results for a full year.

(2)      Income (Loss) per Common Share

         Earnings per share for the three and nine months ended October 29, 1995 have been restated to give effect to the cancellation of shares (Incentive Shares) that were issuable until April 30, 1995. The Incentive Shares were surrendered for cancellation when the stipulated earnings levels required for issuance of such shares was not achieved.

         Earnings per share on a fully diluted basis is computed using the if-converted method. Thereunder, conversion of the convertible preferred stock to common is assumed only if it renders a more dilutive effect on fully diluted earnings per share than if the convertible preferred stock were not converted.

(3)      Revolving Credit Facility

         On July 27, 1995, General Textiles completed an amendment to its revolving credit note. Under the revised agreement General Textiles increased its total line of credit from $14.0 million to $20.0 million which is comprised of advances against eligible inventory, including a special purchase line of up to $1 million. Should aggregate borrowings based on eligible inventory be less than $20.0 million, General Textiles may borrow up to $1.0 million to finance special purchases of inventory. However, at no time may the aggregate borrowings exceed $20.0 million nor can the aggregate borrowings against the special purchase line exceed $1.0 million. The interest rates on advances against eligible inventory and the special purchase line are floating rates based on a prime rate of interest plus 2% and 3%, respectively.

         In addition to amending the revolving credit note, over the period from May 1995 to July 1995, the lender advanced $1.5 million to General Textiles under a term note agreement allowing for the purchase of equipment. Principal payments of $37,750 are made monthly and interest is based on a prime rate of interest plus 2%. As of October 28, 1995, the balance of this term note was $1.3 million.

(4)      Acquisition

         On November 13, 1995, the Company acquired Capin Mercantile Corporation. A detailed description of the acquisition is included in the Form 8-K filed by the Company with the Securities and Exchange Commission on November 28, 1995. Immediately following completion of the acquisition, the name of Capin Mercantile Corporation was changed to Factory 2-U, Inc. (Factory 2-U).

(5)      Proposed Merger and Rights Offering

         In April, 1995, the Company announced plans to merge the Company and DRS Apparel Inc., a wholly-owned subsidiary of the Company, with and into General Textiles (the Merger). In addition the Company intended to complete a rights offering (the Rights Offering). In August, 1995, the Company withdrew the Merger and Rights Offering in order to focus efforts on the completion and financing of the Factory 2-U acquisition.

(6)      Weinstein Litigation

         In connection with the General Textiles Chapter 11 Reorganization, the Company agreed to pursue litigation (the Weinstein Litigation) against the former shareholders of General Textiles who sold their stock in connection with the 1989 Leveraged Buyout. The Weinstein Litigation alleged that the 1989 Leveraged Buyout rendered General Textiles insolvent and that certain payments to the former shareholders constituted fraudulent transfers and sought to recover such payments. On July 7, 1995, the parties agreed to enter into a settlement agreement (the Settlement Agreement) pursuant to which none of the parties admitted any wrong doing. Based on the Settlement Agreement, in November 1995, the Company received $1.3 million of which $0.3 million was reimbursement for expenses of the Weinstein Litigation incurred to date. Under the Chapter 11 Reorganization plan, the Company is obligated to distribute 82.6% of the $1.0 million net proceeds, or $0.8 million, to certain subordinated note holders of General Textiles. The remaining $0.2 million will be retained by the Company. The recovery of expenses and settlement proceeds retained by the Company were recorded as other income in July 1995.

(7)      Income Taxes

         No provision for income taxes has been reflected in the consolidated financial statements of operations for the three and nine months ended October 28, 1995 since the Company generated tax losses in these periods. While losses would increase the Company's net operating loss
         (NOL) carry forwards, realization of such losses is not assured due to limitations on utilization of NOLs and the Company' history of losses. As a result, a full valuation allowance has been recognized for the NOLs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion of the results of operations provides analyses of the Company's operations during the three and nine months ended October 29, 1994 and October 28, 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 28, 1995 COMPARED TO THE
THREE MONTHS ENDED OCTOBER 29, 1994

Net sales (gross sales less sales tax and sales returns) were $47.3 million for the three months ended October 28, 1995 compared to $39.4 million for the three months ended October 29, 1994, an increase of $7.9 million. Of the total increase, $2.7 million was due to a 7.5% increase in comparable store sales (sales at stores open throughout both periods). The remaining $5.2 million increase in sales is due to the opening of new and, therefore, non-comparable stores. As of October 28, 1995 there were 102 stores in operation compared to 99 stores as of October 29, 1994.

Gross profit was $16.9 million for the three months ended October 28, 1995 compared to $13.5 million for the three months ended October 29, 1994. As a percentage of sales, gross profit was 35.8% for the three months ended October 28, 1995 compared to 34.2% for the three months ended October 29, 1994. The increase in gross profit as a percentage of sales resulted primarily from advantageous merchandise purchasing opportunities realized during the three months ended October 28, 1995.

Selling and administrative expenses were $14.0 million for the three months ended October 28, 1995 compared to $11.4 million for the three months ended October 29, 1994. As a percentage of sales, selling and administrative expenses increased to 29.6% for the three months ended October 28, 1995 compared to 29.1% for the three months ended October 29, 1994. The increase in selling and administrative expenses was due primarily to increased overhead expenses incurred in connection with the expanded number of stores in operation.

Amortization of goodwill was $0.3 million for the three months ended October 28, 1995 and October 29, 1994. Interest expense was $0.9 million for the three months ended October 28, 1995 and $0.6 million for the three months ended October 29, 1994.

Net income available to common stock was $1.0 million for the three months ended October 28, 1995 as compared to $0.25 million for the three months ended October 29, 1994.

NINE MONTHS ENDED OCTOBER 28, 1995 COMPARED TO THE
NINE MONTHS ENDED OCTOBER 29, 1994

Net sales (gross sales less sales tax and sales returns) were $115.7 million for the nine months ended October 28, 1995 compared to $99.4 million for the nine months ended October 29, 1994, an increase of $16.3 million. Comparable store sales (sales at stores open throughout both periods) increased by $1.5 million, or 1.7%, while sales from new and non-comparable stores increased by $14.8 million. As of October 28, 1995 there were 102 stores in operation compared to 99 stores as of October 29, 1994.

Gross profit was $39.5 million for the nine months ended October 28, 1995 compared to $33.8 million for the nine months ended October 29, 1994. As a percentage of sales, gross profit was 34.1% for the nine months ended October 28, 1995 compared to 34.0% for the nine months ended October 29, 1994.

Selling and administrative expenses were $38.3 million for the nine months ended October 28, 1995 compared to $31.4 million for the nine months ended October 29, 1994. As a percentage of sales, selling and administrative expenses were 33.1% for the nine months ended October 28, 1995 compared to 31.7% for the nine months ended October 29, 1994. The increase in selling and administrative expenses as a percentage of sales was due primarily to increased levels of advertising and in-store labor.

Amortization of goodwill was $0.9 million for the nine months ended October 28, 1995 and October 29, 1994. Interest expense was $2.3 million for the nine months ended October 28, 1995 and $2.2 million for the nine months ended October 29, 1994.

During the nine months ended October 29, 1994 the Company recognized an extraordinary gain of $5.7 million on the purchase of senior and subordinated notes that General Textiles issued to a non-related party in conjunction with the Plan of Reorganization pursuant to General Textiles emergence from Chapter 11 Reorganization.

Net loss available to common stock was $4.3 million for the nine months ended October 28, 1995 as compared to net income of $3.4 million available to common stock for the nine months ended October 29, 1995.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

As of October 28, 1995, the Company had outstanding indebtedness, excluding indebtedness of General Textiles, in the principal amount of $250,000 and annual dividend obligations of $3.0 million. The $250,000 in indebtedness is owed to Texas Commerce Bank pursuant to an unsecured promissory note which bears interest at 8 1/2% per year payable quarterly (the TCB Note). The balance of the TCB Note of $250,000 is payable on April 30, 1996. Dividend payments on the Company's Preferred Stock (the Preferred Stock) total $3.0 million per year based on the annual dividend rate of $0.95 per share and are payable quarterly if, as and when, declared by the Board of Directors. For the nine months ended October 28, 1995, the Company has paid $2.3 million in dividends. The Company's sole operating subsidiary during the nine months ended October 28, 1995 was General Textiles. The Company does not, itself, operate any business. Accordingly, the Company will rely on its cash reserves, payments from General Textiles, and cash flows from its newly acquired subsidiary, Factory 2-U, Inc. (Factory 2-U, see Acquisition of Capin Mercantile Corporation below) to finance its ongoing operating expenses and pay its outstanding indebtedness. Such payments from General Textiles include payments to the Company pursuant to a tax sharing agreement, certain subordinated debt and the secured term note of General Textiles (which the Company owns) and a management agreement.

Management believes that the Company's sources of cash, including the funds received under the tax sharing agreement, the subordinated notes, the secured term note, the management agreement and available cash reserves will be adequate to finance its operations and meet the obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the Company to make dividend payments on the Preferred Stock as they come due will be dependent on the results of operations of the Company, including General Textiles and Factory 2-U.

GENERAL TEXTILES

General Textiles finances its operations through credit provided by suppliers, borrowings under its $20.0 million working capital facility (the Revolving Credit Facility), $1.5 million under the Equipment Facility and internally generated cash flow. Credit terms provided by suppliers are usually net 30 days. Borrowings under the Revolving Credit Facility are described below. Under the terms of the subordinated notes and the reorganization securities, General Textiles is required to use a substantial percentage of excess cash flow, as defined, to repay the subordinated and senior term notes. Management believes that General Textiles will have sufficient working capital to meet its needs during the next twelve months from credit terms supplied by its suppliers, its Revolving Credit Facility and internally generated cash flow. General Textiles expects to open up to fourteen new stores during the fiscal year ending January 27, 1996, of which six have opened as of October 28, 1995. However, should the Company decide to expand more rapidly than is currently anticipated, it may require additional financing. There can be no assurance that such financing will be available.

REVOLVING CREDIT FACILITY. Under the Revolving Credit Facility, General Textiles may borrow up to 60% of eligible inventory, as defined, subject to a maximum of $20.0 million, including a maximum special purchase line of $1.0 million, at any time. As of October 28, 1995, there was $19.9 million outstanding and $0.1 million available for additional borrowings (including the special purchase line) under the Revolving Credit Facility. The magnitude of the borrowing at October 28, 1995 represents the peak of working capital requirements occurring just prior to the fourth quarter. As of December 11, 1995, General Textiles had in excess of $ 3.5 million available under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to a prime rate of interest plus 2%, except for borrowings against the special purchase line which bear interest at a prime rate of interest plus 3% payable monthly, and are secured by a lien on all of the assets of General Textiles.

PROPOSED MERGER AND RIGHTS OFFERING

On May 11, 1995, the Company filed a Proxy/Registration Statement on Form S-4 (the Registration Statement) for the purpose of consummating a proposed
Merger of the Company and General Textiles and a Rights Offering. In August, 1995, the Company withdrew the Registration Statement in order to focus efforts on completing and financing its acquisition of Capin Mercantile Corporation.

ACQUISITION OF CAPIN MERCANTILE CORPORATION (FACTORY 2-U)

On November 13, 1995, the Company completed its acquisition of Capin Mercantile Corporation. Immediately following the acquisition, the name of Capin Mercantile Corporation was changed to Factory 2-U, Inc. (Factory 2-U). The acquisition is described in detail in the Company's Current Report on Form 8-K filed with the Commission on November 28, 1995.

The operations of Factory 2-U will be financed primarily with a revolving credit facility (the Factory 2-U Revolver). Under the Factory 2-U Revolver, Factory 2-U may borrow up to 50% of eligible inventory, as defined, subject to a maximum of $10.0 million. Borrowings under the Factory 2-U Revolver bear interest at an annual rate equal to a prime rate of interest plus 2%, payable monthly, and are secured by a lien on all of the assets of Factory 2-U. The Factory 2-U Revolver was established on the date the acquisition became effective.

In connection with the acquisition, non-affiliate creditors of Factory 2-U, representing over 80% of the trade accounts payable with invoice dates prior to September 1, 1995, agreed to reschedule the payment of their receivables from Factory 2-U. This rescheduling provides for the payment of approximately $5.6 million in 24 equal monthly installments ending October 15, 1997. Factory 2-U will continue its efforts to enter into similar debt reschedulings with the holders of the remaining pre-acquisition trade accounts payable.

Factory 2-U intends to sell certain real property, consisting of a facility that, prior to the acquisition, housed the Factory 2-U corporate offices and distribution center, and adjacent undeveloped land (the Factory 2-U Real Property). Any excess of the proceeds of the sale of the Factory 2-U Real Property over the related debt secured by such property may be made available for working capital as required. Factory 2-U is obligated for, and the Company has guaranteed, as of the date of acquisition, a mortgage note in the amount of $2.4 million (the Mortgage Note) secured by the Factory 2-U Real Property. The Mortgage Note requires monthly principal payments of $11,250, bears interest at a prime rate of interest plus 1.5%, with the unpaid principal due in full in February 1996.

The Company plans to raise up to $12 million in additional financing (the Additional Financing). The amount of the Additional Financing may be reduced by a portion of the proceeds from the sale of the

Factory 2-U Real Property. A portion of the proceeds of the additional financing will be lent to Factory 2-U for additional working capital. There can be no assurance that the Additional Financing will be available on terms acceptable to the Company or at all.

In connection with the acquisition, Factory 2-U is obligated to certain former shareholders for three promissory notes in the amount of $125,000 (the "Downpayment Note"), $600,000 (the "Contingent Note") and $500,000 (the "Absolute Note"). Principal and interest on the Downpayment Note are due in full on December 31, 1995. The principal amount payable under the Contingent
Note is subject to adjustment, as described in the stock purchase agreement entered into by the Company and the former shareholders of Factory 2-U, based upon the net proceeds from the sale, or appraised value at a future date, of the Factory 2-U Real Property. Principal and interest under the Contingent Note are due and payable on or before October 30, 1998. Principal and interest under the Absolute Note are payable in eleven quarterly installments commencing May 15, 1996 and ending on October 30, 1998. All of the above notes bear interest at a rate of 8.75% per year, subject to penalties and adjustment in the event of failure to pay amounts when due.

Management believes that Factory 2-U will have sufficient working capital for the next twelve months from the credit terms provided by suppliers, the restructuring of Factory 2-U's trade payables, the Factory 2-U Revolver the Additional Financing and internally generated cash flow.

CAPITAL EXPENDITURES

The Company's planned future capital expenditures include costs to open new Family Bargain Center and Factory 2-U stores, to renovate and/or relocate existing stores, and to purchase electronic point-of-sale computer systems for its stores. Management believes that future expenditures will be financed from internal cash flow, Revolving Credit Facility and proceeds from the Rights Offering. The Company's lender under the Revolving Credit Facility has provided a three year term Equipment Facility in the amount of $1.5 million for the point-of-sale systems acquisition. The Company expects to incur additional capital expenditures related to the opening of new Family
Bargain Center and Factory 2-U stores during the current fiscal year. The Company has incurred $1.8 million of capital expenditures for the opening of Family Bargain Center stores as of October 28, 1995.

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

The Company historically has realized lower sales in its first two quarters (February through July), which often has resulted in General Textiles' incurring losses during those quarters. General Textiles incurred a net loss in the first quarter and the second quarter of the current fiscal year.


                                    PART  II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On November 13, 1995 the Registrant filed a Current Report on Form 8-K describing its acquisition of Capin Mercantile Corporation. That report included the audited financial statements of Capin Mercantile Corporation for the three years ended December 31, 1994.

On December 4, 1995, the Registrant filed a Current Report on Form 8-K describing its adoption of a shareholders' rights plan.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FAMILY BARGAIN CORPORATION


Date: December 12, 1995                By: /s/   William W. Mowbray
                                          ---------------------------------
                                          Name:  William W. Mowbray
                                                 Title: Chief Financial Officer
                                                        (duly authorized
                                                        officer and principal
                                                        financial officer)