Form 10-K405
period 1996-01-27
FAMILY BARGAIN CORP
filed 1996-05-01
CIK 813775

THIS DOCUMENT IS A COPY OF THE FORM 10-K DATED JANUARY 27, 1996 FILED ON APRIL 29, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal period ended      January 27, 1996   OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       For the transition period ___________ to ___________

                         Commission File number 0-16309

                           FAMILY BARGAIN CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                       51-0299573
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                     315 East 62nd Street
                     New York,   New York                    10021
               (Address of Principal Offices)              (Zip Code)

       Registrant's Telephone Number, Including Area Code: (212) 980-9670

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class            Name of each exchange on which registered
       Common Stock, $.01 par value        Chicago Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value

                                (Title of Class)

     Series A 9 1/2% Cumulative Convertible Preferred Stock, $.01 par value

                                (Title of Class)

                         Preferred Stock Purchase Rights

                                (Title of Class)

                Redeemable Class D Common Stock Purchase Warrants

                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or fore such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to be best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES  X      NO
                          ---         ---

         At April 22, 1996 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $5,784,170.

         At April 22, 1996 the Registrant had outstanding 4,111,635 shares of Common Stock, $.01 par value per share.

                                 FORM 10-K INDEX

                                     PART I

  Item 1.  Business...........................................................................................    3
  Item 2.  Properties.........................................................................................    9
  Item 3.  Legal Proceedings..................................................................................    9
  Item 4.  Submission of Matters to a Vote of Security Holders................................................   10

                                     PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..............................   11
  Item 6.  Selected Financial Data............................................................................   12
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations. ............   15
  Item 8.  Financial Statements and Supplementary Data........................................................   25
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............   26


                                    PART III

  Item 10.  Directors and Executive Officers of the Registrant................................................   28
  Item 11.  Executive Compensation............................................................................   32
  Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................   35
  Item 13.  Certain Relationships and Related Transactions....................................................   38


                                     PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................   42


      Documents incorporated by reference: Registration Statement of the Registrant on Form S-1, No. 33-47645, filed with the Securities and Exchange Commission on September 16, 1992; Registration Statement of the Registrant on Form S-1, No. 33-77488, filed with the Commission on April 7, 1994 and Amendments No. 1, 2, 3 and 4 thereof; Registration Statement of General Textiles on Form S-4, No. 33-92176, filed with the Commission on May 11, 1995; Registration Statement of the Registrant on Form S-1, No. 33-77760, filed with the Commission on April 14, 1994, and Amendments No. 1, 2, 3 and 4 thereof; and each of the Registrant's Forms 10-K for the periods ended April 30, 1993, January 29, 1994, and January 28, 1995, and the Registrant's Form 10-K/A for the period ended January 28, 1995.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

   Family Bargain Corporation (the "Company"), through its subsidiaries, General Textiles ("General Textiles") and Factory 2-U, Inc. ("Factory 2-U") operates 135 off-price retail apparel and housewares stores located in California, Arizona, Washington, New Mexico, Oregon, Nevada and Texas. General Textiles' 106 stores operate under the name "Family Bargain Center" and Factory 2-U's 29 stores operate under the name "Factory 2-U." The Company purchased Factory 2-U in November 1995.

   The Company's stores sell primarily first quality, in-season clothing for men, women and children and housewares at retail prices which generally are lower than the prices of competing discount and regional off-price stores. The average selling price per item is approximately $6.00 and the price of the most expensive item rarely exceeds $35.00. The Company's stores sell merchandise at bargain prices by purchasing in-season, excess inventory and close-out merchandise at substantially discounted wholesale prices and by setting retail prices at low markups which pass along the savings to its customers.

   Typical customers of the Company's stores are low-income families, including agricultural, service and other blue collar workers, a significant portion of whom are of Hispanic origin or members of other ethnic groups. The Company's store merchandising selection, everyday low price strategy and store format are designed to reinforce the concept of value and enhance the customers' shopping experience, while maximizing inventory turns.

   Merchandise is comprised primarily of first quality goods, including nationally recognized brand name products. General Textiles stores, which average 11,000 square feet, and Factory 2-U stores, which average 16,000 square feet, are designed in a self-service format that afford easy access to merchandise displayed on bargain tables, hanger racks and open shelves. Stores are stocked with new merchandise at least weekly. Prices are clearly marked, often with a comparable retail price. Most stores display signs in English and Spanish and are staffed with bilingual personnel. Store atmosphere is enhanced by the playing of locally popular music, the use of brightly colored pennants and occasional festive outdoor promotions. OPERATIONS

OPERATING STRATEGY

   The Company seeks to be the leading off-price apparel and housewares retailer to lower income customers in the markets it serves. The major elements of its operating strategy include:

      Provide First Quality Merchandise at Bargain Prices: The Company's stores sell first quality merchandise at bargain prices by purchasing in-season, excess inventory and close-out merchandise at substantially discounted wholesale prices and by setting retail prices at low markups which pass along the savings to their customers.

      Target Underserved Market Segments, including the Hispanic Market: The Company's stores target customers who are underserved in many markets. Their typical customers are low-income families, including agricultural, service and other blue collar workers, a significant portion of whom are of Hispanic origin or members of other ethnic groups. The Company's store merchandise selection and purchasing and marketing programs are tailored to the purchasing patterns of customers in each store.

      Maximize Inventory Turns: General Textiles and Factory 2-U emphasize inventory turn in their merchandise and marketing strategies. Merchandise presentation, an everyday low price strategy, frequent store deliveries, and advertising programs all target rapid inventory turn, which management believes leads to increased profits and efficient use of capital.

      Low Operating Costs: The Company's stores maintain low operating costs primarily through their self-service formats, use of part-time labor, selection of suitable locations with low rental expenses and overall focus on cost controls.

EXPANSION PLANS

   Opening of New Stores: The Company plans to open new stores in the seven western states in which General Textiles and Factory 2-U currently operate, as well as in other western states. New stores are to be opened in underserved markets with proper demographic and competitive characteristics. During the 1996 fiscal year, General Textiles opened eight new Family Bargain stores. The completion of the Company's acquisition of Factory 2-U resulted in an additional 29 stores. In fiscal year 1997, the Company plans to open up to 19 new stores, of which four have been opened as of April 22, 1996. Average store opening expenses for fixtures, leasehold improvements and grand opening costs are approximately $75,000. Initial inventory for an average new store is approximately $225,000. Generally, during the two to three month grand opening period, a new store achieves sales in excess of sales of an average comparable mature store and, within six months, generates sales consistent with comparable mature store levels.

   Renovation and Relocation Program: Management plans to continue its store renovation and relocation program under which it expects to renovate and/or relocate existing stores as superior sites become available in their markets. Store renovations generally include installing new fixtures, redesigning layouts and refurbishing floors and walls. The average expenditure per store renovation or relocation is $50,000. During the 1996 fiscal year, the Company renovated 21 stores and relocated one store. In the fiscal year 1997, the Company plans to renovate and/or relocate up to five stores.

CUSTOMERS

   The Company's primary customers are families with annual household income of under $25,000, many of whom are employed in the agricultural sector or are blue collar workers. A significant portion of the Company's customers are of Hispanic origin or members of other ethnic groups including African-Americans, Asians and Native Americans. The Company estimates, based on an in-store customer survey conducted by store personnel in 1992, that approximately 50% to 55% of its customers are of Hispanic origin. According to the U.S. Bureau of the Census, the Hispanic population in the states where the Company's stores are located (California, Oregon, Washington, Arizona, New Mexico, Nevada, and Texas) grew from 5.7 million in 1980 to 9.4 million in 1990, a 65% increase. The overall population for these states grew by 24% in the same period. The Hispanic population in the states where the Company's stores are located is projected to grow by 25%, from 10.6 million to 13.2 million, in the period from 1993 to 2000 (according to the U.S. Bureau of Census). The overall population for these states is projected to grow by 12% in the same period. The Census projections through 2020 reflect the Hispanic population in these states continuing to grow at approximately twice the rate of the total population. PURCHASING

   The Company purchases merchandise from approximately 1,000 domestic manufacturers, jobbers, importers and other vendors. Payment terms are typically net 30 days. The 10 largest vendors supply approximately 13% of the Company's merchandise. The Company continually adds new vendors and does not maintain long-term or exclusive purchase commitments or agreements with any vendor. The Company has generally not had difficulty locating and purchasing appropriate apparel for its stores. Management believes that there are a substantial number of additional sources of supply of first quality, off-price apparel goods and expects that it will be able to meet its increased inventory needs as the Company's chains expand.

   The Company's two merchandise managers and twelve buyers, who average over 10 years of apparel and housewares industries experience, seek to purchase in-season goods and first-run and last-run merchandise at substantial discounts to normal wholesale pricing.

   In-Season Goods. Unlike traditional department stores and discount retailers, which primarily purchase merchandise in advance of the selling season (for example, back-to-school clothing is purchased by March), the Company purchases approximately 70% of its merchandise in-season. In-season purchases generally represent close-outs of vendors' excess inventories remaining after the traditional wholesale selling season and are often created by other retailers' order cancellations. Such merchandise is typically available at prices below wholesale. Management believes that such in-season buying practices are well suited to the Company's customers, who tend to make purchases on an as-needed basis later into a season. The Company's in-season buying practice is facilitated by its ability to process and ship merchandise through its distribution center to its stores, usually within two or three days of receipt from the vendor, and to process a large number of relatively small purchase orders. Management believes that General Textiles and Factory 2-U are desirable customers for vendors seeking to liquidate inventory because they can take immediate delivery of large quantities of in-season goods. Furthermore, the Company rarely requests markdown concessions, advertising allowances or special shipping and packing procedures, insisting instead on the lowest possible price.

   First-run and Last-run Merchandise. Approximately 10% of the Company's purchases consist of "first-run" and "last-run" merchandise. To ensure product consistency, manufacturers typically produce a preliminary or "first" run of an item. Additionally, manufacturers will produce "last runs" of certain items to fill out production schedules, maintain stock for potential customers reorders, convert excess fabric to finished goods and keep machinery in use. Manufacturers occasionally designate such first and last runs as "irregulars" to differentiate such goods from full price merchandise or to indicate that such merchandise may contain minor imperfections (which do not affect the wearability of the items), and typically such merchandise may be purchased at prices below wholesale.

   Manufacturers ship goods directly to the Company's San Diego distribution center or, in the case of east coast vendors, to the Company through its east coast freight consolidator. Goods received at the Company's warehouse are generally shipped to its stores using independent trucking companies within two to three days of their arrival. The Company generally does not store goods from season to season at its warehouse.

MERCHANDISING AND MARKETING

   The Company's merchandise selection, pricing practices and store formats are designed to reinforce the concept of value and maximize customer enjoyment of the shopping experience. The Company's stores offer their customers a diverse selection of primarily first quality, in-season merchandise at prices which generally are lower than those of competing discount and regional off-price stores in their local markets. Nearly all of their merchandise carries brand name labels, including nationally recognized brands. The Company uses an everyday low price strategy with an average selling price per item of approximately $6.00. The price of the most expensive goods rarely exceeds $35.00. For the General Textiles chain, men's, women's and children's apparel each account for approximately 30% of sales, with the remainder, approximately 10%, consisting of footwear and domestic items. For the Factory 2-U chain, men's, women's and children's apparel each account for approximately 20% of sales, domestic items account for approximately 22% of sales, with the remainder, approximately 18% of sales, consisting of footwear, housewares and toys.

   The Company delivers new merchandise to its stores at least once per week to encourage frequent shopping trips by its customers and to maximize the rate of inventory turn. As a result of its purchasing practices, store inventory may not always include a full range of colors, sizes and styles in a particular item. Management believes, however, that price, quality and product mix are more important to the Company customers than the availability of a specific item at a given time.

   The Company emphasizes inventory turn in its merchandising and marketing strategy. Merchandise presentation, everyday low prices, frequent store deliveries, staggered vendor shipments, promotional advertising, store-tailored distribution and prompt price reductions on slower moving items all target rapid inventory turn. The Company believes that the pace of its inventory turn leads to increased profits, reduced inventory markdowns, efficient use of capital and customer urgency to make purchase decisions.

   General Textiles' and Factory 2-U's administrative headquarters receives daily store sales and inventory information from point-of-sale computers located at each of its 135 stores. This data is reported by 52 product groups permitting management to tailor purchasing and distribution decisions. A chain-wide computer network also facilitates communications between the administrative headquarters and stores, enabling management to provide store management with immediate pricing and distribution information.

   The Company's stores are characterized by easily accessible merchandise displayed on bargain tables, hanger racks and open shelves, brightly colored pennants and signage and the playing of locally popular music. Prices are clearly marked, usually displayed in whole dollars. A comparative retail selling price is often noted on price tags. Most stores display signs in Spanish and English and are staffed with bilingual store personnel. Stores have "gala" grand openings and, on occasion, feature outdoor sidewalk promotions with live music and other festive activities. To reach potential customers, management initiated a major shift in its advertising program from use of extensive radio to the development of full-color insert tabs showing actual photos of its merchandise. These tabs, which are delivered to the consumer as newspaper inserts and marriage-mail drops, have attracted a new and broader base of customers into the stores. Other advertising programs include television and outdoor promotional activities.

   The Company's stores emphasize customer satisfaction to develop customer loyalty and generate repeat sales. If a customer is not completely satisfied with any purchase, the Company's stores will unconditionally make a full refund or exchange. Virtually all sales are for cash, although checks and credit cards are accepted. The Company does not issue its own credit card, but does offer a no-cost, full-refund layaway program. Upon the acquisition of Factory 2-U, the Company discontinued the Factory 2-U credit card. During the fiscal year 1997 management intends to implement the layaway program in the Factory 2-U stores. The layaway program is an important means for the Company's customers, many of whom do not possess credit cards, to purchase goods over time. Layaways account for approximately 10% of the Company's sales.

   Approximately 59% of the Company's sales occur in its third and fourth quarters, during the back-to-school (August and September) and Christmas (November and December) seasons. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Seasonality and Quarterly Fluctuations."

THE STORES

   The Company currently operates 135 stores located in seven western states. Stores are primarily located in rural and lower income suburban communities and, to a lesser extent, in metropolitan areas. Most stores are located in strip shopping centers, where occupancy costs are most favorable. As of April 22, 1996, store locations were as follows:

                        Strip
      State            Center            Downtown        Other         Total
      -----            ------            --------        -----         -----

California                51                14             8             73
Arizona                   28                 4             0             32
Washington                 2                 3             2              7
New Mexico                 6                 0             1              7
Nevada                     6                 0             0              6
Oregon                     7                 0             1              8
Texas                      2                 0             0              2
                         ---                --            --            ---
                         102                21            12            135
                         ===                ==            ==            ===


         General Textiles stores range in size from approximately 2,650 square feet to approximately 35,000 square feet, with the average being approximately 11,000 square feet. Factory 2-U stores range in size from approximately 11,000 square feet to 41,000 square feet, averaging approximately 16,000 square feet. Management continually reviews the ability of stores to provide positive contributions to the Company's operating results and may elect to close stores which do not meet performance criteria. Costs associated with closing stores, consisting primarily of the recognition of remaining lease obligations and provisions to reduce assets to net realizable value, are charged to operations during the fiscal year in which the determination is made to close a store.

         The Company's stores typically employ one store manager, two assistant store managers, and seven to ten sales associates, most of whom are part-time employees. New store managers are trained in all aspects of store operations through a Management Training Program either at the Company's San Diego training center or on location at stores. The average compensation for store managers is approximately $25,000, including a bonus of $2,000. The Company often promotes experienced assistant store managers to fill open manager positions. Other store personnel are trained on site. Training films and seminars are also utilized periodically to cover various topics, including merchandising, loss prevention and customer relations.

         The Company's store employees participate in an employee bonus pool under which they are awarded bonuses upon achieving productivity and efficiency objectives. For the twelve months ended January 27, 1996, approximately 1,168 eligible employees earned an aggregate of approximately $803,000 under the bonus program. The Company believes that the employee bonus program is an important incentive for its employees, helps reduce employee turnover and lowers costs. Employees become eligible to participate in the bonus pool after 90 days of employment.

         Management believes store opening and operating costs are low compared to those of similar retailers due to the selection of low rent store locations, a self-service format, use of basic fixtures and use of part-time employees whenever possible. The Company generally leases previously occupied sites on terms which it believes are more favorable than those available for newly constructed facilities. After signing a store lease, a store opening team prepares the store for opening by installing fixtures, signs, bargain tables, racks, dressing rooms, checkout counters, cash register systems and other items. The district manager and store manager arrange the merchandise according to the standard store layout and train new personnel before and after the store is opened. The Company selects store sites based on demographic analysis of the market area, sales potential, local competition, occupancy expense, operational fit and proximity to existing store locations. Store opening preparations generally take up to two weeks. Typical new store opening expenses for fixtures, leasehold improvements and grand opening are approximately $75,000. Initial inventory investment for an average new store is approximately $225,000.

         The Company has an ongoing program to renovate and relocate stores. A store is renovated when management believes that an improvement to the store's physical appearance will enhance sales. Store renovations include installing new fixtures, redesigning layout and refurbishing floors and walls. Renovated stores have historically experienced increased sales, enabling the Company to rapidly recover renovation costs. A store is considered for relocation when a superior location becomes available in its market area. The average expenditure for a store renovation or relocation is typically $50,000.

         The Company, General Textiles and Factory 2-U maintain commercial liability, fire, theft, business interruption and other insurance policies.

COMPETITION

         The Company operates in a highly competitive marketplace. The Company's stores compete with large discount retail chains such as Wal-Mart, K-Mart, Target and Mervyn's, and with regional off-price chains, such as 50-Off Stores and MacFrugal's, some of which have substantially greater resources than the Company. They also compete with independent and small chain retailers and flea markets (also known as "swap meets") which serve the same low and low-middle income market as the Company. Management believes that the principal competitive factors in the Company's markets are price, quality and site location and that the Company is well positioned to compete on the basis of these factors. In addition, management believes that the Company's ability to tailor its merchandising, marketing and advertising programs and store service to Hispanics and other ethnic groups provides the Company with an important competitive advantage. Of the Company's 135 stores, 124 are located within five miles of a Wal-Mart, K-Mart and/or Target store. Management believes that this competition draws increased consumer traffic to these areas and that a portion of this additional consumer traffic comparative shops and finds the Company's pricing, merchandise and operating philosophy appealing.

EMPLOYEES

         As of January 27, 1996, General Textiles and Factory 2-U employed 2,951 persons, of whom 2,772 were store employees and store field management (2,018 of whom are part-time), 126 were executives and administrative employees and 53 were warehouse employees. The Company also employs 13 people in its New York executive offices who provide strategic and financial planning for the Company and corporate oversight of General Textiles and Factory 2-U.

         None of the Company's employees is subject to any collective bargaining agreements and management considers its relations with its employees to be good.

TRADEMARKS

         Except for the trade names "Family Bargain Center" and "Factory 2-U," which are federally registered trademarks, the Company, General Textiles and Factory 2-U do not utilize any other material trademarks in their business. The Company is not aware of any infringing uses which could materially impair the use of its trademarks.

GOVERNMENT REGULATION

         The Company's operations are subject to various federal, state and local laws, regulations and administrative practices affecting its business, and the Company must comply with provisions regulating various matters, including equal employment and minimum wages. The Company believes it is in substantial compliance with all material federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operation of its business. The Company believes that the compliance burdens and risks relating to such laws and regulations do not materially adversely affect the Company.

DISCONTINUED OPERATIONS

         The Company was originally formed in 1987 and until December 1991 was engaged in the development, construction, marketing and management of continuing care communities for the elderly. By the end of 1991, the Company had no remaining active involvement in any such projects and did not intend to pursue any new retirement community projects.

         The Company discontinued its retirement community business and wrote off its remaining investment as of April 30, 1993. The Company has no remaining involvement in the retirement community business, but may receive funds from the collection of receivables in the future which would be used to repay debt with recourse only to such receivables. See "Certain Relationships and Related Transactions."

         In January 1992, the Company purchased C-B/Murray Corporation, Inc. ("C-B/Murray") and Mandel-Kahn Industries, Inc. ("Mandel-Kahn"), both wholesale distribution companies from Bastian Holdings, Inc. ("Bastian Holdings") and Kabushi Investments Limited ("Kabushi") in exchange for a controlling interest in the Company. Bastian Holdings was then owned by Benson A. Selzer, Chairman and a Director of the Company and Kabushi is owned by a trust whose beneficiaries include the children of Joseph Eiger, Executive Vice President and a Director of the Company. As a result of unexpected losses, in November 1992, C-B/Murray filed for Chapter 11 Reorganization and was liquidated. Mandel-Kahn was sold to an affiliate in June 1993 and was liquidated. The Company has no remaining involvement in the distribution business.

         From April 1992 until March 1993, the Company, through its wholly-owned subsidiary, DRS Real Estate, Inc. ("DRE"), was engaged in real estate development. The Company has no remaining involvement in the real estate business.

ITEM 2.  PROPERTIES

         The Company operates 135 retail stores located in California, Arizona, Washington, New Mexico, Oregon, Nevada and Texas, under various operating leases with third parties. The leases are separately negotiated and are not uniform. The store locations include strip centers, downtown business districts, and stand alone sites. General Textiles' store sizes range from approximately 2,650 square feet to approximately 35,000 square feet, averaging 11,000 square feet while Factory 2-U's store sizes range from approximately 11,000 square feet to approximately 41,000, averaging 16,000 square feet. Typical lease terms are for five years with renewal options. Approximately two-thirds of the leases are "triple net leases" under which the Company is required to pay insurance, real estate taxes and maintenance costs. Most stores have a fixed rent, although certain leases require the Company to pay a minimum monthly rent and a percentage of sales in excess of a certain sales level. The current annual rent expense for the 135 stores is approximately $9.3 million.

         The headquarters of General Textiles and Factory 2-U is located in a 168,000 square foot facility at 4000 Ruffin Road, San Diego, California. This facility consists of 11,500 square feet of office space, a 6,500 square foot retail store and a 150,000 square foot warehouse and distribution center. This facility is leased for a term of 12 years expiring in September 2005. The lease provides for annual base rent at an average of $606,000 over the lease term. The 168,000 square feet currently leased includes approximately 59,000 square feet added during March 1996 and incorporated into the original lease on the same terms and conditions as the former lease.

         Factory 2-U owns its former corporate office and distribution center facility and surrounding real property located in Nogales, Arizona (the "Nogales Property"). The Nogales Property consists of 45,000 square feet of office space and a 181,000 square foot warehouse and distribution center. Factory 2-U is the borrower under a $2.3 million loan secured by a mortgage on the Nogales Property. The Nogales Property is currently for sale. See "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources
- - Factory 2-U."

         The executive offices of the Company are located at 315 East 62nd Street, New York, New York in space leased by the Company pursuant to a lease which expires December 31, 1998. The annual base rent under that lease is approximately $184,000.

ITEM 3. LEGAL PROCEEDINGS

         The Company is at all times subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse affect on the financial position or results of operations of the Company.

         Mandel-Kahn

         In January 1996, the Company entered into a settlement of an action which had been brought against certain of its affiliates, and certain members of its management in September 1993 in the District Court of Harris County, Texas by former stockholders of Mandel-Kahn arising out of the acquisition of Mandel-Kahn and its subsequent curtailment of operations and liquidation. See "Management's Discussion And Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Former General Textiles Stockholders

         In October 1995, an action commenced by General Textiles, as plaintiff in the U.S. Bankruptcy Court in the Southern District of New York against certain former stockholders who sold their stock in the 1989 Leveraged Buyout was settled and dismissed. Pursuant to the settlement, General Textiles was paid $1.3 million. Pursuant to the GT Reorganization Plan, the net amount (after $326,000 of litigation expenses) of $974,000 was distributed by General Textiles as follows: 82.55%, or $804,000, of this amount to various pre-bankruptcy creditors of General Textiles and the balance of $170,000 to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended January 27, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Series A Convertible Preferred Stock is traded over-the-counter and is listed on the NASDAQ SmallCap Market. The Common Stock is also listed on the Chicago Stock Exchange. The table below sets forth certain information with respect to the high and low closing bid prices (rounded to the nearest hundredth) of the Company's Common Stock and Series A Convertible Preferred Stock during the twelve months ended January 28, 1995, the twelve months ended January 27, 1996 and the subsequent interim period, as quoted by NASDAQ. These quotations represent inter-dealer prices without retail markups, markdowns or commissions and may not represent actual transactions. They are also adjusted for a reverse stock split of the Common Stock which occurred in fiscal 1995.


                                                                                                         SERIES A
                                                                                                        CONVERTIBLE
                                                                                                         PREFERRED
                                                                  COMMON STOCK                            STOCK

                                                               High           Low                  High           Low
                                                               ----           ---                  ----           ---

Year Ended January 28, 1995
- ---------------------------

First Quarter                                                 $7.69         $4.13                  n/a           n/a
Second Quarter                                                $5.63         $3.38                $10.50        $10.00
Third Quarter                                                 $3.69         $2.25                $10.50         $8.25
Fourth Quarter                                                $3.50         $1.31                 $9.62         $5.50

Year Ended January 27, 1996
- ---------------------------

First Quarter                                                 $1.81         $1.13                 $6.75         $5.25
Second Quarter                                                $1.25         $0.63                 $6.25         $3.37
Third Quarter                                                 $1.63         $0.88                 $6.62         $4.50
Fourth Quarter                                                $2.06         $0.75                 $6.62         $5.50

Year Ended January 25, 1997
- ---------------------------

First Quarter (through April 22, 1996)                        $3.18         $1.62                 $8.50         $6.00


         The closing bid prices of the Common Stock and the Series A Convertible Preferred Stock on April 22, 1996 as reported on the NASDAQ SmallCap Market were $3 3/16 per share and $8 1/2 per share, respectively.

         The Series A Cumulative Convertible Preferred Stock began trading on the NASDAQ National Market on July 14, 1994 and on the NASDAQ SmallCap Market in August 1995.

         Other than the Common Stock and the Series A Convertible Preferred Stock, none of the Company's issued and outstanding securities is publicly traded on any established securities market.

         As of March 31, 1996, the number of record holders of Common Stock and Series A Convertible Preferred Stock were approximately 336 and 92, respectively. These numbers do not include an indeterminate number of stockholders of theses securities whose shares are held by financial institutions in "street name." The Company believes there are substantially in excess of 336 beneficial holders of its Common Stock and 92 beneficial holders of its Series A Convertible Preferred Stock.

         The Company's Class D Warrants began trading on the NASDAQ SmallCap market on February 3, 1993 and on the pink sheets in August 1995. From February 3, 1993 until April 22, 1996, the high and low closing bid prices of the Class D Warrants were $3.78 and $0.03, respectively.

         The Company paid $3.0 million in quarterly dividends on its Series A Convertible Preferred Stock for the fiscal year ended January 27, 1996. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The declaration and payment of any cash dividends on its Common Stock in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings and its financial condition and requirements.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is selected financial data for the Company for each of the twelve months ended December 31, 1991, the four months ended April 30, 1992, the twelve months ended April 30, 1993, the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996. The selected financial data includes the Company for all periods and includes General Textiles commencing May 30, 1993, following the effectiveness of the Reorganization Plan (on such date, the Company began to include General Textiles in its consolidated results since its ownership was no longer subject to completion of the Reorganization Plan). The financial condition and results of operations of Factory 2-U are included as of January 27, 1996 and for the period from November 11, 1995 to January 27, 1996, respectively. The selected financial data for each of the twelve months ended December 31, 1991, the four months ended April 30, 1992, and the twelve months ended April 30, 1993 reflect the restatement of the Company's financial statements to reflect discontinuance of all prior operations. The financial data for 1991 reflects a December 31 fiscal year end, and the financial data for the 1992 period and 1993 periods reflect an April 30 fiscal year end, respectively. In January 1994, the Company changed its fiscal year end to the Saturday closest to January 31 to conform its fiscal year end to that of General Textiles. All of the selected financial data are derived from audited financial information. The audited financial information for the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996 is included elsewhere in this Form 10-K. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data."

                                              FOR THE TWELVE MONTHS     FOUR MONTHS ENDED     TWELVE MONTHS
                                               ENDED DECEMBER 31,           APRIL 30,        ENDED APRIL 30,

                                                      1991                  1992                 1993
                                                      ----                  ----                 ----
Income Statement Data                                         (in thousands, except share data)

Net Sales                                            $    --             $    --             $      --
Gross Profit                                              --                  --                    --
Operating Income (Loss)                                   --                   (55)               (2,139)
Income (Loss) from Continuing Operations                  --                  (111)               (3,239)
Net Income (Loss)                                         (294)                131               (19,386)
Dividends on Preferred Stock                              --                  --                      25
Net Income (Loss) Available to Common Stock               (294)                131               (19,411)
Weighted Average Shares Outstanding:                   557,756             949,237             1,607,946
  Primary                                              557,756             949,237             1,607,946
  Fully Diluted
Net Income (Loss) from Continuing                         --                 (0.12)                (2.03)
  Operations Available to Common Stock per
  Common Share
Net Income (Loss) Per Common Share:(2)                   (0.53)               0.14                (12.07)
  Primary                                                (0.53)               0.14                (12.07)
  Fully Diluted




                                                NINE MONTHS ENDED      TWELVE MONTHS          TWELVE MONTHS
                                                   JANUARY 29,       ENDED JANUARY 28,      ENDED JANUARY 27,

                                                       1994(1)           1995                  1996(1)
                                                       -------           ----                  -------
Income Statement Data                                           (in thousands, except share data)

Net Sales                                           $    96,496       $   146,520               179,820
Gross Profit                                             32,582            49,435                62,632
Operating Income (Loss)                                   4,547             2,608                 5,153
Income (Loss) from Continuing Operations                  1,113              (354)                1,478
Net Income (Loss)                                         1,882             2,656                   978
Dividends on Preferred Stock                                200             2,030                 3,040
Net Income (Loss) Available to Common Stock               1,682               626                (2,062)
Weighted Average Shares Outstanding:                  3,067,464         4,008,311             4,006,420
  Primary                                             3,069,885         4,008,311             4,006,420
  Fully Diluted
Net Income (Loss) from Continuing                          0.30             (0.59)                (0.39)
  Operations Available to Common Stock per
  Common Share
Net Income (Loss) Per Common Share:(2)                     0.55              0.16                 (0.51)
  Primary                                                  0.55              0.16                 (0.51)
  Fully Diluted




                                         JANUARY 28,     JANUARY 27,
                                            1995           1996
                                            ----           ----

Balance Sheet Data
- ------------------

Working Capital (Deficit)                  $10,098          (186)
Total Assets                                59,905        87,152
Long-Term Debt, Less Current Portion        14,155        25,023
Preferred Stock                             26,981        26,981
Stockholders' Equity                        29,812        27,717

NOTES TO SELECTED FINANCIAL DATA

         (1) The results of operations of General Textiles have been consolidated with the Company's results of operations beginning May 30, 1993 when General Textiles emerged from Chapter 11 Reorganization and the Company gained control of General Textiles. Therefore, the Company's consolidated results of operations for the nine months ended January 29, 1994 include General Textiles' results of operations for the eight months ended January 29, 1994. The results of operations of Factory 2-U have been consolidated with the Company's results of operations beginning November 11, 1995, when Factory 2-U was acquired. Therefore, the Company's consolidated results of operations for the twelve months ended January 27, 1996 include Factory 2-U's results of operations for the 2.5 months ended January 27, 1996.

         (2) Net income (loss) per common share on both a primary and fully diluted basis is calculated by dividing net income
                   (loss) available to Common Stock by the weighted average number of shares outstanding for each respective period, and gives retroactive effect to a one-for-six reverse stock split approved by the Board of Directors on March 25, 1994 and effective on May 1, 1994. See also Note 1 to the Notes to the "Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and "Financial Statements and Supplementary Data."

GENERAL

         During the past three fiscal years, a number of events occurred which had a significant impact on the financial condition of the Company. On November 13, 1995, the Company acquired all of the outstanding shares of common stock of Factory 2-U pursuant to a stock purchase agreement (the "Stock Purchase Agreement"). Commencing November 11, 1995 (the closest period end), the assets, liabilities and results of operations of Factory 2-U have been consolidated with those of the Company.

         On July 21, 1994, the Company completed an offering of Series A Convertible Preferred Stock, pursuant to which the Company received approximately $27.0 million in net proceeds (the "1994 Offering"). The proceeds of the 1994 Offering were used among other things, to redeem all of the then outstanding shares of Series C Preferred Stock and Series D Preferred Stock of the Company, to exercise an option to purchase indebtedness of General Textiles at a substantial discount, and to finance an accelerated store expansion program.

         During fiscal year 1994, General Textiles' Reorganization Plan was declared effective and, in connection therewith, General Textiles settled pre-bankruptcy claims by issuing a series of new debt instruments, certain of which have been subsequently refinanced. Prior to the effectiveness of the Reorganization Plan, the Company owned approximately 79% of the common stock of General Textiles; accordingly General Textiles' assets, liabilities and results of operations were not consolidated with those of the Company. Upon effectiveness of the Reorganization Plan, the Company's equity ownership of General Textiles increased to 100% and, as a result of General Textiles' emergence from Chapter 11 Reorganization, commencing May 30, 1993, the assets, liabilities and results of operations of General Textiles have been consolidated with those of the Company.

         In January 1994, the Company changed its fiscal year end to the Saturday closest to January 31, which conforms to General Textiles' fiscal year end.

         The Liquidity and Capital Resources section below provides a discussion of transactions completed by the Company.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JANUARY 27, 1996
COMPARED TO THE TWELVE MONTHS ENDED JANUARY 28, 1995

         The table below sets forth for the periods presented certain results of operations of the Company, including General Textiles for the twelve months ended January 28, 1995 and January 27, 1996, and Factory 2-U results of operations for the period commencing November 11, 1995 to January 27, 1996.

                                                 Twelve             Twelve
                                              Months Ended       Months Ended
                                            January 28, 1995   January 27, 1996
                                            ----------------   ----------------
                                                       (in thousands)

Net Sales                                       $ 146,520         $ 179,820
Costs of Sales                                     97,085           117,188
                                                ---------         ---------
Gross Profit                                       49,435            62,632
Gross Profit Percentage                              33.7%             34.8%
Selling and Administrative Expenses                46,827            57,479
                                                ---------         ---------
Operating Income (Loss)                             2,608             5,153
Interest Expense and Financing Fees                 2,813             3,675
                                                ---------         ---------
Loss from Continuing Operations                      (205)            1,478
Income Taxes                                         (149)             --
Loss from Discontinued Operations                  (2,241)             (500)
                                                ---------         ---------
Income (Loss) before Extraordinary Credit          (2,595)              978
Extraordinary Gain                                  5,251              --
                                                ---------         ---------
Net Income (Loss)                               $   2,656         $     978
                                                =========         =========


         Net sales (gross sales less sales tax and sales returns) were $179.8 million for the twelve months ended January 27, 1996 compared to $146.5 million for the twelve months ended January 28, 1995, an increase of $33.3 million. Of the total increase, $13.3 million was attributable to Factory 2-U, $3.6 million was due to a 2.8% increase in comparable General Textiles store sales (sales at stores open throughout both periods), and the remaining $16.4 million increase in sales was due to the opening of new General Textiles stores and non-comparable stores. As of January 27, 1996, General Textiles operated 102 stores compared to 97 stores as of January 28, 1995, and Factory 2-U operated 29 stores as of January 27, 1996.

         Gross profit was $62.6 million for the twelve months ended January 27, 1996 compared to $49.4 million for the twelve months ended January 28, 1995, an increase of $13.2 million. Of the total increase, $4.6 million was attributable to Factory 2-U. The remaining one million increase in gross profit was due to the opening of new General Textiles stores, an increase on comparable General Textiles store sales and improved gross profit as a percentage of sales. As a percentage of sales, the gross profit was 34.8% for the twelve months ended January 27, 1996 compared to 33.7% for the twelve months ended January 28, 1995.

         Selling and administrative expenses were $57.5 million for the twelve months ended January 27, 1996 compared to $46.8 million for the twelve months ended January 28, 1995, an increase of $10.7 million. Of the total increase, $4.4 million was attributable to Factory 2-U. As a percentage of sales, selling and administrative expenses were 32.0% for the twelve months ended January 27, 1996 and January 28, 1995.

         Interest expense and financing fees were $3.7 million for the twelve months ended January 27, 1996 compared to $2.8 million for the twelve months ended January 28, 1995, an increase of $0.9 million. Of the total increase, $0.1 million was attributable to Factory 2-U. $0.5 million of the remaining increase was due to an adjustment to amortization of debt discount associated with the subordinated notes issued in connection with the Reorganization Plan, which resulted from the settlement of additional claims and further acceleration of excess cash flow payments, as defined, during the twelve months ended January 27, 1996.

         Loss from disposal of discontinued operations was $0.5 million for the twelve months ended January 27, 1996 compared to $2.2 million for the twelve months ended January 28, 1995 (see "Legal Proceedings -- Mandel-Kahn").

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

         OBLIGATIONS OF THE COMPANY. As of January 27, 1996, the Company had outstanding indebtedness, excluding indebtedness of General Textiles and Factory 2-U, in the principal amount of $1.8 million.

         Indebtedness of $250,000 is owed to Texas Commerce Bank ("TCB") pursuant to an unsecured promissory note which bears interest at 8.5% per year payable quarterly (the "TCB Note"). The balance of the TCB Note is payable on April 30, 1996. Indebtedness of $0.5 million is owed to the former shareholders of Factory 2-U pursuant to the F2U Acquisition Notes, as discussed below. Indebtedness of $1.0 million is owed in connection with the Mandel-Kahn lawsuit settlement (the "Mandel-Kahn Note") and bears interest at 10% per year. (see "Legal Proceedings -- Mandel-Kahn"). Principal payments are payable monthly beginning July 1996, and ending December 1996, and interest payments are payable monthly beginning February 1996 and ending December 1996.

         Dividend payments on the Series A Convertible Preferred Stock total $3.0 million per year based on the annual dividend rate of $0.95 per share and are payable quarterly if, as and when, declared by the Board of Directors. As of April 22, 1996, the dividend obligations of the Company had increased to $3.7 million. See "1996 Offering."

         The Company's operating subsidiaries are General Textiles and Factory 2-U and the Company does not, itself, operate any businesses. Accordingly, the Company relies on its cash reserves and payments from General Textiles and Factory 2-U to finance its ongoing operating expenses and pay its outstanding indebtedness and dividends on the Series A Convertible Preferred Stock. Such payments from General Textiles include payments to the Company pursuant to the Tax Sharing Agreement, certain subordinated debt, the Secured Term Note of General Textiles (which the Company owns), and a Management Agreement (the "GT Management Agreement"), as described below. The Reorganization Plan prohibits the payment of dividends and other distributions by General Textiles to the Company. Payments by Factory 2-U to the Company are limited under the Factory 2-U Revolving Credit Facility to payments pursuant to the F2U Management Agreement and the Guaranty Fee Agreement.

         Pursuant to the Reorganization Plan, the Company and General Textiles entered into the Tax Sharing Agreement. The Tax Sharing Agreement requires General Textiles to pay to the Company an amount equal to 80% of the reduction in General Textiles' federal income tax liability, if any, caused by General Textiles filing its federal income tax return on a consolidated basis with the Company as opposed to filing its federal income tax return separately from the Company. The Tax Sharing Agreement also requires the Company to pay to General Textiles 80% of the reduction in the Company's federal income tax liability, if any, caused by the Company filing its federal income tax return on a consolidated basis with General Textiles as opposed to filing its federal income tax return separately from General Textiles. Payments to the Company or General Textiles under the Tax Sharing Agreement are made monthly with respect to the estimated reduction, if any, in such respective tax liability. After offsetting net operating loss carryforwards ("NOLs") against income earned for the fiscal year ended January 29, 1994, General Textiles has no NOLs remaining and the Company has approximately $17.9 million of NOLs remaining for federal income tax purposes as of January 27, 1996. If the Company uses its NOLs in full or enters into transactions which would reduce or eliminate the NOLs, the Company's tax payments would increase, its earnings would be reduced correspondingly and payments by General Textiles under the Tax Sharing Agreement would be reduced. The extent to which the Company can use its NOLs, on an annual basis, is limited under Section 382 of the Internal Revenue Code and payments under the Tax Sharing Agreement are limited accordingly.

         Pursuant to an option acquired in January 1994 by the Company from the holder of a Secured Term Note of General Textiles, the Company purchased the note in the face amount of $5.2 million in July 1994. General Textiles makes payments of principal and interest to the Company in accordance with the terms of the Secured Term Note as described below.

         The Company owns $2.2 million face amount of Subordinated Notes that the Company purchased at a discount in January 1994 for $462,000 in cash and 99,868 shares of Common Stock. General Textiles makes payments to the Company in accordance with the terms of the Subordinated Notes as described below.

         The Reorganization Plan permits the payment of management fees and bonuses by General Textiles to an affiliate of Joseph Eiger and Benson A. Selzer pursuant to the GT Management Agreement. During the 1995 fiscal year, the affiliate assigned its rights under the GT Management Agreement to the Company. Payments by General Textiles under the GT Management Agreement are subordinate to General Textiles' obligations under the Secured Term Note and the Revolving Credit Facility. See "Management -- Employment Agreements and Other Compensation."

Mandel-Kahn Settlement

         In January 1996, the Company settled a lawsuit commenced in 1993 by former owners of Mandel-Kahn Industries, Inc. ("Mandel-Kahn"), which was purchased by the Company in 1992. Under the settlement (the "Mandel-Kahn Settlement"), the Company made a payment of $230,000, entered into a five-year consulting agreement with Joel Mandel and is obligated under a secured note to pay $1.0 million plus interest during 1996. The $1.0 million is payable through monthly principal payments of $41,667 from July 1996 to September 1996, $83,333 from October 1996 to November 1996 with a balloon payment of $708,000 in December 1996 and monthly interest payments from February 1996 to December 1996. The $1.0 million obligation was secured by the issuance of 153,846 shares of Series A Convertible Preferred Stock which are being held in escrow. The Company has the obligation to register these shares with the Commission and may sell such shares, with the proceeds of any such sale being used to reduce such indebtedness.

         Management believes that the Company's sources of cash, including the funds received under the Tax Sharing Agreement, the Secured Term Note, the Subordinated Notes, the GT Management Agreement, the F2U Management Agreement, the Guaranty Fee Agreement, and available cash reserves, will be adequate to finance its operations and meet obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the Company to make dividend payments on the Series A Convertible Preferred Stock as they come due will be dependent on the results of operations of the Company.

         RESTRUCTURE OF DEBT AND EQUITY. Since November 1992, the Company has issued various debt and equity securities in a series of private placements, the proceeds of which were used for equity investments in General Textiles, C-B/Murray and Mandel-Kahn, for repayment of outstanding indebtedness and for general working capital purposes. Certain of the securities issued were purchased by certain of the Selzer/Eiger entities. See "Certain Relationships and Related Transactions." As of September 1, 1993, following completion of a private placement of investment units (see "--Investment Units," below), the Company had outstanding debt securities issued through the private placements in the aggregate principal amount of $12.8 million. As of January 28, 1995, the Company had satisfied $11.6 million of such indebtedness through the repayment of $3.2 million principal amount thereof and the exchange of $8.7 million principal amount for shares of Series D Convertible Preferred Stock, which was redeemed by the Company in July 1994 in connection with its 1994 public offering of Series A Convertible Preferred Stock (the "1994 Offering").

         Investment Units. Between May and September 1993, the Company sold an aggregate of $7.3 million of investment units, of which approximately $4.0 million were purchased for cash and approximately $3.3 million were purchased through the exchange of outstanding indebtedness and equity securities. Approximately $6.8 million was raised through the issuance of investment units (the "15% Units") comprised of: (i) $500,000 principal amount of 15% Notes bearing interest at 15% per year, and (ii) warrants to purchase 62,500 shares of Common Stock (the "Unit Warrants"). Principal and interest on the 15% Notes was payable in full at maturity on November 30, 1993, except that, in accordance with the terms thereof, the Company extended the maturity of $233,000 principal amount thereof to June 30, 1994. The $233,000 was paid by the Company in July 1994. During this period, the Company also raised $500,000 (included in the $7.3 million above) by issuing $500,000 of promissory notes bearing interest at 10% per year (the "10% Notes") together with 13,333 shares of Common Stock (collectively the "10% Unit"). The 10% Notes were secured by certain assets of the Company and a guarantee of Benson A. Selzer and Joseph Eiger.

         Of the $4.0 million of cash proceeds received from the sale of Investment Units, $3.0 million was invested in General Textiles in connection with the Reorganization Plan and $1.0 million was used for general working capital purposes.

         As of January 28, 1995, all of the 15% Notes and 10% Notes had been repaid or exchanged into Series D Convertible Preferred Stock which was redeemed by the Company in July 1994. In addition, during the period from October to December 1993, the Company purchased 699,467 Unit Warrants for an aggregate purchase price of $294,000 ($0.42 per Unit Warrant) and repurchased the 13,333 shares of Common Stock included in the 10% Unit for $150,000 ($11.25 per share). During 1995 the Company repurchased 125,000 Unit Warrants from a related party for $53,000. As of January 27, 1996, 91,781 Unit Warrants remained outstanding. The Company is not obligated to repurchase any of the outstanding Unit Warrants. During 1995, the Company repurchased 125,000 Unit Warrants from a related party for $53,000.

         Factory 2-U Acquisition Obligations. The November 1995 acquisition of Factory 2-U was completed pursuant to the Stock Purchase Agreement, dated August 29, 1995, by and between the Company and the former shareholders of Factory 2-U. The Company paid $1.3 million in total consideration for acquiring all of the common stock of Factory 2-U and a promissory note (the "Purchased Debt") payable to certain former shareholders and other creditors of Factory 2-U. Of the $1.3 million in consideration, $625,000 was paid upon the closing of the acquisition of Factory 2-U, and the balance was payable pursuant to three Promissory Notes of the Company, a $125,000 note (the "Downpayment Note"), a $600,000 contingent note, with a carrying value of $0 (the "Contingent Note"), and a $500,000 note (the "Absolute Note") (collectively, the "F2U Acquisition Notes"). Principal and interest on the Downpayment Note was paid in full on December 31, 1995. The amount payable under the Contingent Note is subject to adjustment, as described in the Stock Purchase Agreement, based upon the net proceeds from the sale, or appraised value at a future date, of the Nogales Property. Principal and interest under the Absolute Note are payable in eleven quarterly installments commencing May 15, 1996 and ending on October 30, 1998. All of the above notes bear interest at a rate of 8.75% per year, subject to penalties and adjustment in the event of failure to pay amounts when due.

         TCB Liability. Pursuant to a guaranty and indemnification, the Company was liable for $3.5 million to TCB, Mandel-Kahn's senior lender. In December 1993, the Company refinanced its obligation to TCB through the issuance of $2.5 million liquidation value of Series C Convertible Preferred Stock, which was redeemed by the Company in July 1994 and the $1.0 million TCB Note (which bears interest at 8.5% per year). As of January 28, 1995, the principal amount owing was $250,000 and is payable on April 30, 1996.

GENERAL TEXTILES

         GENERAL. General Textiles finances its operations through credit provided by vendors and other suppliers, borrowings under its $20.0 million working capital facility, $2.7 million in equipment facilities and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Borrowings under the working capital facility are based on a percentage of eligible inventory, as defined, outstanding from time to time, as more fully described below. Under the terms of the Subordinated Notes and the Reorganization Securities, General Textiles is required to use a substantial percentage of excess cash flow, as defined, to repay indebtedness payable under the Subordinated Notes and the Secured Term Note. Management believes that General Textiles will have sufficient working capital to meet its needs during the next twelve months from credit terms supplied by its vendors and other suppliers, its working capital facility, its equipment facilities and internally generated cash flow. However, should the Company decide to expand more rapidly than is currently anticipated, it may require additional financing. There can be no assurance that such financing will be available.

         In connection with the General Textiles Chapter 11 Reorganization, pre-petition secured claims of approximately $18.6 million were settled at 100% by the issuance of a new $8.0 million senior secured term note and a new revolving credit note in the amount of $10.6 million (under a $19.0 million facility), both of which were subsequently refinanced. Pre-petition unsecured claims of approximately $47.2 million were settled at 49% by the issuance of the Subordinated Notes with an aggregate face value of $23.1 million. In addition, pre-petition subordinated lenders received $4.9 million face value of Subordinated Reorganization Notes and $17.3 million face value of Junior Subordinated Reorganization Notes.

         The table below sets forth the outstanding aggregate face value of such indebtedness as of January 27, 1996 and the carrying value thereof for financial reporting purposes. Face value reflects the full principal amount of the obligations payable by General Textiles. The carrying value reflects, in the case of the Subordinated Notes and the Reorganization Securities, discounts, since such obligations are non-interest bearing. Such discounts are amortized over the life of the obligations as a non-cash charge recorded as interest expense. In the case of the Secured Term Note, the carrying value is greater than the face value as a result of accounting rules concerning cancellation of indebtedness (see below). Such carrying value premium results in a non-cash credit to interest expense over the life of the obligation.

                                                     AS OF JANUARY 27, 1996
                                                     ----------------------

                                             Carrying Value  Face Value      Face Value Owned by Company (in
                                             --------------  ----------      -------------------------------
                                                    (in thousands)                    (thousands)

Working Capital Facility                       $ 9,948       $ 9,948               $  --
Equipment Facilities                             1,198         1,198                  --
Secured Term Note                                4,816         3,600                 3,600
Subordinated Notes                              14,825        19,072                14,988
Subordinated Reorganization Notes                3,311         4,900                  --
Junior Subordinated Reorganization Notes         1,940        17,335                  --
                                               -------       -------               -------
                                               $36,038       $56,053               $18,588
                                               =======       =======               =======



         REVOLVING CREDIT AND EQUIPMENT FACILITIES AND TERM LOAN. In connection with the Reorganization Plan, General Textiles entered into a loan and security agreement with a commercial lender (the "Original Lender"), pursuant to which such lender extended a $15.0 million revolving credit facility and an $8.0 million secured term loan (the "Original Term Note"). In October 1993, the revolving credit facility was refinanced and restructured and later amended as a result of which General Textiles currently has available to it a $20.0 million working capital facility (the "GT Revolving Credit Facility"). Under the restructured GT Revolving Credit Facility, the Original Lender extended a $2.0 million working capital line of credit (the "$2 Million Facility") and a second commercial lender (the "Working Capital Lender") extended a new $12.0 million working capital line of credit which has been amended from time to time. In addition, in October 1993, the Original Lender sold the Original Term Note and its beneficial interest in the $2 Million Facility to a third party (the "Term Lender") together with a $13.8 million face value Subordinated Note which the Original Lender owned. In July 1994, the Original Term Note was purchased by the Company from the third party and in November 1995 was pledged to secure Factory 2-U's indebtedness under the F2U Revolving Credit Facility. In March 1995, the $2 Million Facility was retired. In addition, in March 1995, the Working Capital Lender extended an equipment facility of up to $1.6 million (the "$1.6 Million Equipment Facility") which General Textiles used for the purchase of point-of-sale equipment. In April 1996, the Working Capital Lender extended an additional equipment facility of up to $1.1 million (the "$1.1 Million Equipment Facility") also to be used for the purchase of point-of-sale equipment. The following is a summary of terms of the GT Revolving Credit Facility, the $1.6 million Equipment Facility,the $1.1 Million Equipment Facility (collectively the "Equipment Facilities") and the Secured Term Note.

         GT Revolving Credit Facility. Under the GT Revolving Credit Facility, General Textiles may borrow up to 50%, 55% or 60%, based upon seasonality, of eligible inventory, as defined, plus a special purchase overadvance of up to $1.0 million, subject to a maximum of $20.0 million of borrowings outstanding at any time. As of January 27, 1996 and April 17, 1996, there was $9.9 million and $17.9 million outstanding, respectively. There was $1.5 million and $2.1 million available for additional borrowings under the GT Revolving Credit Facility as of January 27, 1996 and April 17, 1996, respectively. Borrowings under the GT Revolving Credit Facility based on eligible inventory bear interest at an annual rate equal to prime plus 2%, payable monthly. Borrowings under the GT Revolving Credit Facility overadvance for special purchases bear interest at an annual rate equal to prime plus 3%, payable monthly. The GT Revolving Credit Facility expires in November 1998 and is secured by a lien on all of the assets of General Textiles and pledge of all the capital stock of General Textiles.

         Equipment Facilities. As of January 27, 1996 and April 22, 1996, there was $1.2 million and $1.1 million outstanding, respectively, under the $1.6 Million Equipment Facility which bears interest an annual rate equal to prime plus 2%, payable monthly. Principal payments of $37,750 are payable monthly with a balloon payment of $216,500 due in April, 1998. As of April 24, 1996, there was $0.8 million amount outstanding under the $1.1 Million Facility which bears interest at an annual rate equal to prime plus 2%, payable monthly. Principal payments will be payable monthly with final payment due in May 1999. The Equipment Facilities are secured by a lien on all of the assets of General Textiles.

         Term Loan. Under the Secured Term Note, which is owned by the Company, the entire principal amount thereof, together with any accrued but unpaid interest, is due and payable on demand, and bears interest at an annual rate equal to prime plus 2% payable monthly. General Textiles is required to make quarterly principal payments according to the following schedule: $200,000 per quarter for the four quarters ending May 30, 1994 (which has been paid), (ii) $200,000 per quarter for the following four quarters (which have been paid), (iii) $300,000 per quarter for the following four quarters (of which the first three payments have been made), (iv) $400,000 per quarter for the following two quarters, and (v) a final payment of $2.2 million in January 1997. The Secured Term Note is secured by a lien on substantially all of the assets of General Textiles which is subordinated to the liens securing the GT Revolving Credit Facility.

         In January 1994, the Company, General Textiles and the Term Lender entered into an agreement pursuant to which: (i) in exchange for a payment of $600,000 by General Textiles to the Term Lender made on January 28, 1994 and General Textiles' agreement to change the maturity date of the Secured Term Note from May 1999 to January 1997, the Term Lender agreed to reduce the principal amount of the Secured Term Note from $7.8 million dollars to $5.2 million dollars, and (ii) in exchange for payment by the Company to the Term Lender of $400,000 on January 28, 1994 and the issuance to the Term Lender of 66,667 shares of Common Stock, the Term Lender granted the Company an option, exercisable until September 30, 1994, to purchase the Secured Term Note and $13.8 million face amount of Subordinated Notes owned by the Term Lender for an aggregate purchase price of $9.0 million. In July 1994, the Company exercised the option and purchased the Subordinated Note and the Secured Term Note from the Term Lender.

         Under the GT Revolving Credit Facility and the Secured Term Note, General Textiles is required to comply with certain covenants, including restrictions on distributions and dividends, additional indebtedness, salary increases and bonuses, changes in capital structure and business objectives, mergers, consolidations and sales of all or substantially all of General Textiles' assets. In addition, General Textiles is subject to certain financial covenants and ratios including those covering working capital, limitations on capital expenditures and payments of any money to affiliates, current ratios, minimum net worth and debt to net worth ratios. Breach of these covenants or the occurrence of certain other events, including any material adverse change in the business or financial condition of General Textiles, may result in an event of default under the GT Revolving Credit Facility and Secured Term Note.

         The lender under the GT Revolving Credit Facility and the F2U Revolving Credit Facility and the holder of General Textiles' Secured Term Note (currently pledged to such lender) have been granted a security interest in all of the assets of General Textiles and Factory 2-U to secure General Textiles' and Factory 2-U's obligations thereunder.

         SUBORDINATED NOTES. Pursuant to the Reorganization Plan, pre-bankruptcy unsecured claims of approximately $47.2 million were settled at an average rate of 49% by the issuance of the Subordinated Notes with an aggregate principal amount of $23.1 million. An aggregate of $9.2 million face value ($6.8 million carrying value) of Subordinated Notes were issued to trade creditors and other unsecured creditors of General Textiles pursuant to an Indenture dated May 29, 1993 (the "Indenture") between General Textiles and IBJ Schroder Bank and Trust Company, as Trustee (the "Trade Subordinated Notes"). An additional $13.8 million face value ($8.3 million carrying value) of Subordinated Notes was issued to the Original Lender (the "Original Lender Subordinated Notes"). The Subordinated Notes mature in 2003. The Subordinated Notes pay no cash interest and are amortized through annual contingent payments based on a percentage of excess cash flow (the "Annual Payments"), as defined in the Indenture. The Trade Subordinated Notes provide that General Textiles must redeem notes with an aggregate principal amount equal to 70% of the Annual Payments in the fiscal years ending January 1994 through 1997 and 30% of the Annual Payments in the fiscal years ending January 1998 through 2003. The Original Lender Subordinated Notes provide for payments of 30% of the Annual Payments in the fiscal years ending January 1994 through 1997 and 70% of the Annual Payments in the fiscal years ending January 1998 through 2003. Payment of the Annual Payments in any year is due within 30 days of the determination of the Annual Payments for such year, except that the Annual Payments for fiscal 1994 on the Original Lender Subordinated Notes is payable October 20, 1995. If the Original Lender Subordinated Notes are paid in full, the Annual Payments otherwise payable to the holders thereof will be used to redeem Trade Subordinated Notes. Since no cash interest is paid, the Subordinated Notes are carried on the balance sheet of General Textiles at a carrying value of $14.9 million, which reflects a discount to their face value of $23.1 million. Such discount is amortized over the life of the Subordinated Notes and is recorded as a non-cash charge to interest expense. The Subordinated Notes are subordinated to all indebtedness of General Textiles other than the Reorganization Securities.

         The Subordinated Notes and the Reorganization Plan provide that if 60% of the original principal amount of the Trade Subordinated Notes are not redeemed within 30 days after the determination of the amount of the Annual Payments for fiscal year 1997, each holder of Subordinated Notes will receive additional Subordinated Notes equal to 20% of the principal amount of Subordinated Notes originally issued to such holder ("Additional Notes"). If 80% of the principal amount of the Trade Subordinated Notes plus 100% of the Additional Notes issued to holders of the Trade Subordinated Notes are not redeemed within 30 days after the determination of the amount of the Annual Payments for fiscal year 2000, each holder of Subordinated Notes will receive Additional Notes equal to 20% of the principal amount of Subordinated Notes originally issued to such holder. Furthermore, if 100% of the principal amount of Additional Notes issued to holders of Trade Subordinated

Notes in 1997 are not redeemed within 30 days of the determination of the Annual Payments for the fiscal year ending in January 2000 or 100% of the principal amount of all Trade Subordinated Notes are not redeemed within 30 days of the determination of the Annual Payments for the fiscal year ending January 2003, then notwithstanding the rights of the Company, the holder of the Original Lender Subordinated Notes and the Creditors Committee will have the right to replace through election all of General Textiles' existing directors. The ratio of the number of directors to be elected by the holders of the Original Lender Subordinated Notes and the number of directors to be elected by the Creditors Committee (rounded to the nearest whole number) will approximate the ratio of the then outstanding principal amount of Original Lender Subordinated Notes to the then outstanding principal amount of the Trade Subordinated Notes. In addition, if specified percentages of all outstanding Subordinated Notes issued upon effectiveness of the Reorganization Plan are not repaid within 30 days of the determination of the Annual Payments for specified fiscal years (30% in 1997, 43.4% in 1998, 53.5% in 1999 and 70% in 2000), then the holders of the
Trade Subordinated Notes and the Original Lender Subordinated Notes will have a right to elect a minority of General Textiles' directors based on a formula set forth in the Reorganization Plan. The holders of the Trade Subordinated Notes and the Original Lender Subordinated Notes will each elect one-half of the directors entitled to be elected; provided, however, that if the number of directors to be elected is an odd number, the holders of the Original Lender Subordinated Notes will elect one more director than the holders of the Trade Subordinated Notes. Under the Subordinated Notes, General Textiles must comply with certain covenants, including limitations on executive compensation, limitations on dividends, and mandatory prepayment under certain change of control events.

         REORGANIZATION SECURITIES. Pursuant to the Reorganization Plan, pre-petition subordinated lenders received $4.9 million principal amount of Subordinated Reorganization Notes and $17.3 million principal amount of Junior Subordination Reorganization Notes (collectively, the "Subordinated Reorganization Securities"). The Subordinated Reorganization Notes are non-interest bearing and are not entitled to any cash payments until all of the Subordinated Notes are paid in full. The Subordinated Reorganization Notes mature in 2003 and may be prepaid at a substantial discount. The Subordinated Reorganization Notes are carried on the financial statements, of General Textiles as of January 27, 1996, at $3.3 million, representing a discount from the face value of $4.9 million. Under the terms of the Subordinated Reorganization Notes, General Textiles is subject to certain covenants, including limitations on executive compensation and dividends.

         The Junior Subordinated Reorganization Notes are currently non-interest bearing and mature in 2005. During any fiscal year that General Textiles' EBITDA (as defined in such notes) exceeds $10.0 million, the Junior Subordinated Reorganization Notes will accrue interest at the lesser of (i) 6% per annum, or
(ii) 80% of General Textiles' EBITDA in excess of $10.0 million. No interest or principal payments are payable on the Junior Subordination Reorganization Notes until all of the Subordinated Notes and the Secured Term Note are paid in full. In the event of a qualifying event of liquidity, as defined in the Reorganization Plan, which includes a public offering of General Textiles' securities, the Junior Subordinated Reorganization Notes could be exchanged, at the option of General Textiles, for 19% of the remainder of the market equity value of General Textiles, as defined, less $3.0 million payable at the option of the Company either in cash or in stock of General Textiles. The Junior Subordinated Reorganization Notes are carried on the financial statements of General Textiles as of January 27, 1996 at $1.9 million reflecting a discount to the face value of $17.3 million. Under the terms of the Junior Subordinated Reorganization Notes, General Textiles must devote a substantial portion of the Annual Payments to the repayment of the Subordinated Notes and the Secured Term Note, and is subject to certain covenants including limitations on executive compensation and dividends.

         General Textiles receives a monthly overhead fee from Factory 2-U allocated based on the relative number of stores between General Textiles and Factory 2-U.

FACTORY 2-U

         GENERAL. Factory 2-U finances its operations through credit provided by suppliers, borrowings under its $10.0 million working capital facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Borrowings under the working capital facility are based on a percentage of eligible inventory, as defined, outstanding from time to time, as more fully described below.

         Management believes that Factory 2-U will have sufficient working capital to meet its needs during the next twelve months from credit terms supplied by its vendors and other suppliers, its working capital facility, and internally generated cash flow. However, should the Company decide to expand more rapidly than is currently anticipated, it may require additional financing. There can be no assurance that such financing will be available.

         F2U Revolving Credit Facility. Upon consummation of the acquisition of Factory 2-U, Factory 2-U entered into a $10.0 million revolving credit facility with a lender (the "F2U Revolving Credit Facility", and collectively with the GT Revolving Credit Facility, the "Revolving Credit Facilities") secured by a lien on all of the assets of Factory 2-U, a Guaranty of the Company, and a pledge of certain other assets owned by the Company. Under the F2U Revolving Credit Facility, Factory 2-U may borrow up to 50% of eligible inventory, as defined, subject to a maximum of $10.0 million of borrowings outstanding at any time. This rate may be revised to match the rate under the GT Revolving Credit Facility, at the lender's discretion, following the installation of point-of-sale equipment and a valuation of Factory 2-U's inventory. Upon consummation of the acquisition, Factory 2-U's former revolving line of credit in the amount of approximately $3.6 million was paid in full with proceeds from the F2U Revolving Credit Facility. In April 1996, the facility was amended to provide for an adjusted advance rate and to require that General Textiles acquire Factory 2-U or merge with Factory 2-U by December 31, 1996. As of January 27, 1996 and April 17, 1996, there was $5.2 million and $6.0 million outstanding, respectively, and $0.7 million available for additional borrowings under the F2U Revolving Credit Facility. Borrowings under the F2U Revolving Credit Facility bear interest at an annual rate equal to prime plus 2%, payable monthly. The F2U Revolving Credit Facility expires in November 1998 and is secured by a lien on all of the assets of F2U. In addition, the Company is a guarantor under the F2U Revolving Credit Facility.

         MetLife Obligations

         In connection with the Company's acquisition of Factory 2-U, Factory 2-U entered into a Consent and Restructure Agreement dated as of November 30, 1995 between Factory 2-U and MetLife Capital Corporation, which restructured indebtedness under a 1992 aircraft lease (the "MetLife Agreement"). Under the MetLife Agreement, Factory 2-U is obligated to repay the $0.7 million principal balance, plus interest at 8% per year, through monthly payments of $13,648 through November 1998. The Company is a guarantor of this obligation. The balance remaining on January 27, 1996 was $0.7 million.

         State of Arizona

         In connection with the Company's acquisition of Factory 2-U, in November 1995 Factory 2-U entered into two Modification Agreements with departments of the State of Arizona in connection with loans made by such departments to Factory 2-U in the original principal amounts of $97,329 (the "EDA Loan") and $250,000 (the "CEDC Loan"), respectively. Interest accrues under the EDA Loan at 5% per year, and under the CEDC Loan at 6% per year. Pursuant to the EDA Loan, Factory 2-U is obligated to make monthly principal and interest payments of $1,992 through March 1999. Pursuant to the CEDC Loan, Factory 2-U is obligated to make monthly principal and interest payments of $4,232 through December 1999. The outstanding principal balances under the CEDC Loan and the EDA Loan on January 27, 1996 were $177,000 and $70,000 respectively. The Company is a guarantor of both of these obligations.

         Nogales Mortgage

         Factory 2-U is the borrower under a $2.3 million loan secured by a mortgage on the Nogales Property (the "Nogales Mortgage"). See "Properties." The principal balance under the Nogales Mortgage, as extended, is due on May 31, 1996. The Company is the guarantor under the Nogales Mortgage. Factory 2-U intends to refinance this obligation in the event that the Nogales Property is not sold or IN ESCROW prior to the maturity date. Management believes that it can refinance such mortgage or sell the Nogales Property, which is currently for sale. However, there is no assurance that the Company will be able to refinance this obligation, and the failure to consummate a refinancing could have an adverse impact on the Company's financial position.

         Rescheduled Accounts Payable

         In connection with the acquisition of Factory 2-U, non-affiliate creditors of Factory 2-U, representing over 80% of the trade accounts payable with invoice dates prior to September 1, 1995, agreed to reschedule the payment of their receivables from Factory 2-U over a 24 month period in 24 equal installments. Factory 2-U commenced making monthly payments on the obligations in November 1995. As of January 27, 1996, Factory 2-U was obligated for the payment of approximately $4.0 million, net of approximately $0.4 million representing a discount of the future payments computed using an 11.5% implicit interest rate.

1996 OFFERING

         In March, 1996, the Company completed an offering of 726,000 shares of Series A Convertible Preferred Stock to non-U.S. purchasers pursuant to Regulation S under the Securities Act (the "1996 Offering"). The Company received net proceeds from the 1996 Offering of $3.2 million (after deducting the placement agent's commissions and expenses). The net proceeds were used for working capital and general corporate purposes, including increased working capital requirements created by the addition of 29 stores through the acquisition of Factory 2-U.

         The issuance of shares of Series A Convertible Preferred Stock in the 1996 Offering increased the Company's annual dividend obligations by $0.7 million to $3.7 million.

CAPITAL EXPENDITURES

         The Company's planned future capital expenditures include costs to open new General Textiles and Factory 2-U stores, to renovate and/or relocate existing stores, and to purchase electronic point-of-sale computer systems for its stores. Management believes that future expenditures will be financed from internal cash flow, the Revolving Credit Facilities and the Equipment Facilities. As of January 27, 1996, the Company had $1.2 million outstanding under the Equipment Facilities for capital expenditures related to the acquisition of the point-of-sale systems.

INFLATION

         In general, the Company believes that it will be able to offset the effects of inflation by increasing operating efficiency, by monitoring and controlling expenses and by increasing prices to the extent permitted by competitive factors.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         The Company historically has realized its highest level of sales and income during the third and fourth quarters of the fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. If the Company's sales were substantially below seasonal expectations during the third and fourth quarters, the Company's annual results would be adversely affected.

         The Company historically has realized lower sales in its first two quarters (February through July), which often has resulted in the Company incurring losses during those quarters. The Company incurred net losses in the first two quarters of the twelve months ended January 27, 1996. Management believes that the Company will incur a net loss during the first quarter and may incur net losses during the second quarter of the twelve months ending January 25, 1997 due to the Company's historical results during those seasonal periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

                                                                                                 Page
                                                                                                 ----

FAMILY BARGAIN CORPORATION
- --------------------------

Independent Auditors' Report to the Board of Directors and Stockholders of
         Family Bargain Corporation                                                               F-1

Family Bargain Corporation and Subsidiaries Consolidated Balance Sheets
         as of January 28, 1995 and January 27, 1996                                              F-2

Family Bargain Corporation and Subsidiaries Consolidated Statements of
         Operations for the nine months ended January 29, 1994 and the twelve
         months ended January 28, 1995 and January 27, 1996                                       F-4

Family Bargain Corporation and Subsidiaries Consolidated Statements of
         Stockholders' Equity (Deficit) for the nine months ended January 29,
         1994 and the twelve months ended January 28, 1995 and January 27, 1996                   F-6

Family Bargain Corporation and Subsidiaries Consolidated Statements of Cash
         Flows for the nine months ended January 29, 1994 and the twelve months
         ended January 28, 1995 and January 27, 1996                                              F-9

Family Bargain Corporation and Subsidiaries Notes to Consolidated Financial
         Statements                                                                               F-12



All other schedules are omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Family Bargain Corporation:

We have audited the accompanying consolidated balance sheets of Family Bargain Corporation and subsidiaries as of January 28, 1995 and January 27, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Bargain Corporation and subsidiaries as of January 28, 1995 and January 27, 1996, and the results of their operations and their cash flows for the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

San Diego, California
April 23, 1996

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      January 28, 1995 and January 27, 1996

                                  ASSETS                              1995             1996
                                                                  -----------       ----------

Current assets:
   Cash                                                           $ 2,522,000        1,958,000
   Accounts receivable - non-trade                                    742,000          887,000
   Layaway receivables                                                411,000          695,000
   Merchandise inventories (note 11)                               19,541,000       25,874,000
   Prepaid expenses                                                 1,124,000          776,000
                                                                  -----------       ----------

                  Total current assets                             24,340,000       30,190,000

Real property held for sale (notes 8 and 11)                             --          4,500,000
Leasehold improvements and equipment, net (notes 7 and 12)          4,922,000        9,001,000
Deferred debt issuance costs, less accumulated amortization
   of $291,000 in 1995 and $592,000 in 1996                           450,000          190,000
Other assets                                                          728,000          518,000
Excess of cost over net assets acquired (goodwill), less
   accumulated amortization of $1,984,000 in 1995 and
   $3,366,000 in 1996 (notes 2 and 3)                              29,465,000       42,753,000
                                                                  -----------       ----------

                                                                  $59,905,000       87,152,000
                                                                  ===========       ==========





                                      F-2                            (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                      January 28, 1995 and January 27, 1996

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT                       1995                 1996
                                                                                   ----                 ----



Current liabilities:
   Current maturities of long-term debt and capital leases
     (notes 11 and 12)                                                          $  1,112,000          5,238,000
   Current portion of revolving credit note (note 11)                              2,000,000               --
   Accounts payable                                                                5,544,000         17,866,000
   Accrued salaries, wages and bonuses                                             2,169,000          1,758,000
   Other accrued expenses (note 9)                                                 3,417,000          5,514,000
                                                                                ------------        -----------

                  Total current liabilities                                       14,242,000         30,376,000

Revolving credit notes, less current maturities (note 11)                          5,943,000         15,159,000
Long-term debt, less current portion (note 11)                                     8,212,000          9,864,000
Deferred rent                                                                      1,444,000          1,646,000
Capital lease and other long-term obligations (notes 3 and 12)                       252,000          2,390,000
                                                                                ------------        -----------

                  Total liabilities                                               30,093,000         59,435,000
                                                                                ------------        -----------

Stockholders' equity (notes 13, 14, 15, 17 and 18):
   Series A convertible preferred stock, $.01 par value, 4,500,000 shares authorized, 3,200,000 shares issued and outstanding, aggregate
     liquidation preference of $32,000,000                                        26,981,000         26,981,000
   Common stock, $.01 par value, 80,000,000 shares authorized, 4,506,981 shares and 3,985,393 shares issued and outstanding
     in 1995 and 1996, respectively                                                    7,000              7,000
   Additional paid-in capital                                                     19,796,000         19,763,000
   Accumulated deficit                                                           (16,972,000)       (19,034,000)
                                                                                ------------        -----------

                  Net stockholders' equity                                        29,812,000         27,717,000
                                                                                ------------        -----------

Commitments, contingencies and subsequent events
   (notes 2, 3, 4, 5, 6, 11, 12, 18 and 21)

                  Total liabilities and stockholders' equity                    $ 59,905,000         87,152,000
                                                                                ============        ===========




See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   For the nine months ended January 29, 1994
        and the twelve months ended January 28, 1995 and January 27, 1996

                                                                  1994               1995                 1996
                                                              ------------        ------------        ------------

Net sales                                                     $ 96,496,000         146,520,000         179,820,000
Cost of sales                                                   63,914,000          97,085,000         117,188,000
                                                              ------------        ------------        ------------

           Gross profit                                         32,582,000          49,435,000          62,632,000

General and administrative expenses                             26,974,000          45,510,000          56,097,000
Amortization of excess of cost over net assets acquired
   (goodwill) (notes 2 and 3)                                      796,000           1,188,000           1,382,000
Management fees to affiliate (note 19)                             265,000             129,000                --
                                                              ------------        ------------        ------------

           Operating income                                      4,547,000           2,608,000           5,153,000

Interest expense and financing fees (note 11)                   (3,113,000)         (2,813,000)         (3,675,000)
Interest expense and financing fees - related parties
   (note 11)                                                      (320,000)               --                  --
Other expenses, net                                                 (1,000)               --                  --
                                                              ------------        ------------        ------------

           Income (loss) from continuing operations
              before income taxes, discontinued
              operations and extraordinary gain                  1,113,000            (205,000)          1,478,000

Income taxes (note 10)                                                --              (149,000)               --
                                                              ------------        ------------        ------------

           Income (loss) from continuing operations
              before discontinued operations and
              extraordinary gain                                 1,113,000            (354,000)          1,478,000

Discontinued operations (notes 4, 5 and 6):
   Income (loss) on disposal, net of income
     tax benefit                                                    87,000          (2,241,000)           (500,000)
                                                              ------------        ------------        ------------

           Income (loss) before extraordinary gain               1,200,000          (2,595,000)            978,000

Extraordinary gain, net of income taxes (note 11)                  682,000           5,251,000                --
                                                              ------------        ------------        ------------

           Net income                                            1,882,000           2,656,000             978,000

Preferred stock dividends (note 14)                               (200,000)         (2,030,000)         (3,040,000)
                                                              ------------        ------------        ------------

           Net income (loss) applicable to
              common stock                                    $  1,682,000             626,000          (2,062,000)
                                                              ============        ============        ============


                                     F-4                             (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                   For the nine months ended January 29, 1994
        and the twelve months ended January 28, 1995 and January 27, 1996


                                                                                    1994            1995             1996
                                                                                    ----            ----             ----



Income (loss) applicable to common stock per common share and common stock equivalents:
     Income (loss) from continuing operations                                    $    0.30            (0.59)           (0.39)
     Income (loss) before extraordinary gain                                          0.33            (1.15)           (0.51)
     Net income (loss) applicable to common stock                                     0.55             0.16            (0.51)

Income (loss) applicable to common stock per common share assuming full dilution:
     Income (loss) from continuing operations                                         0.30            (0.59)           (0.39)
     Income (loss) before extraordinary gain                                          0.33            (1.15)           (0.51)
     Net income (loss) applicable to common stock                                     0.55             0.16            (0.51)

Weighted average shares outstanding:
   Primary                                                                        3,067,464       4,008,311        4,006,420
   Fully diluted                                                                  3,069,885       4,008,311        4,006,420




          See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)

 For the nine months ended January 29, 1994 and the twelve months ended January
                         28, 1995 and January 27, 1996




                                                         PREFERRED STOCK
                                    ----------------------------------------------------------
                                             SERIES C                       SERIES D
                                    ----------------------------    --------------------------
                                      SHARES          AMOUNT         SHARES         AMOUNT
                                    ------------    ------------    ----------    ------------


Balance at April 30, 1993                --          $     --            --          $     --

Conversion of notes and
   accrued interest to
   common stock                          --                --            --                --

Common stock issued in
   connection with private
   placement debt                        --                --            --                --

Repurchase of common stock               --                --            --                --

Accrued preferred stock
   dividends                             --                --            --                --

Issuance of common stock,
   net                                   --                --            --                --

Conversion of MKI guarantee to
   preferred stock (note 4)            25,000         2,500,000          --                --

Conversion of notes to
   preferred stock, net                  --                --          64,987         6,406,000

Common stock issued for
   consulting services (note 15)         --                --            --                --


Common stock issued in
   exchange for option to
   purchase debt (note 11)               --                --            --                --

Common stock issued in
   connection with purchase of
   subordinated notes (note 11)          --                --            --                --

Other                                    --                --            --                --

Net income for the nine months
   ended January 29, 1994                --                --            --                --
                                       ------        ----------        ------        ----------

Balance at January 29, 1994            25,000        $2,500,000        64,987        $6,406,000
                                       ------        ----------        ------        ----------



                                                                                            RETAINED
                                                                                            EARNINGS
                                            COMMON STOCK                PAID-IN           (ACCUMULATED
                                      --------------------------
                                        SHARES         AMOUNT           CAPITAL             DEFICIT)                TOTAL
                                      ------------    ----------      -------------     -----------------       --------------


Balance at April 30, 1993             2,939,452         $5,000        $  9,987,000         $(19,280,000)        $ (9,288,000)

Conversion of notes and
   accrued interest to
   common stock                          28,857           --               324,000                 --                324,000

Common stock issued in
   connection with private
   placement debt                        13,333           --                80,000                 --                 80,000

Repurchase of common stock              (13,333)          --               (80,000)                --                (80,000)

Accrued preferred stock
   dividends                               --             --                  --                 (8,000)              (8,000)

Issuance of common stock,
   net                                1,100,995          2,000           6,874,000                 --              6,876,000

Conversion of MKI guarantee to
   preferred stock (note 4)                --             --                  --                   --              2,500,000

Conversion of notes to
   preferred stock, net                    --             --                  --                   --              6,406,000

Common stock issued for
   consulting services (note 15)         17,833           --               107,000                 --                107,000


Common stock issued in
   exchange for option to
   purchase debt (note 11)               66,667           --               400,000                 --                400,000

Common stock issued in
   connection with purchase of
   subordinated notes (note 11)         125,632           --               971,000                 --                971,000

Other                                      --             --               (81,000)                --                (81,000)

Net income for the nine months
   ended January 29, 1994                  --             --                  --              1,882,000            1,882,000
                                     ----------         ------        ------------         ------------         ------------

Balance at January 29, 1994           4,279,436         $7,000        $ 18,582,000         $(17,406,000)        $ 10,089,000
                                     ----------         ------        ------------         ------------         ------------









                                     F-6                             (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                 For the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996




                                                               PREFERRED STOCK
                            ----------------------------------------------------------------------------------------
                                     SERIES A                      SERIES C                        SERIES D
                            ---------------------------    -------------------------       -------------------------
                              SHARES         AMOUNT         SHARES         AMOUNT           SHARES         AMOUNT
                            -----------    ------------    ----------    ------------      ----------    -----------

 Balance at
   January 29, 1994              --          $      --        25,000      $ 2,500,000         64,987       $ 6,406,000

Redemption of
   preferred stock
   (note 14)                     --                 --       (25,000)      (2,500,000)       (64,987)       (6,406,000)

Preferred stock
   dividends (note 14)           --                 --          --               --             --                --

Issuance of pre-
   ferred stock,
   net (note 14)            3,200,000         26,981,000        --               --             --                --

Cancellation of
   incentive
   shares (note 2)               --                 --          --               --             --                --

Issuance of shares
   in lieu of
   earnout shares
   related to the
   acquisition of
   General
   Textiles (note 2)             --                 --          --               --             --                --


Repurchase of
   warrants (note 18)            --                 --          --               --             --                --

Adjustment to
   common stock
   issued in
   connection with
   purchase of
   subordinated
   notes (note 11)               --                 --          --               --             --                --

Net income                       --                 --          --               --             --                --
                           ----------        -----------     -------      -----------       --------       -----------

Balance at
   January 28, 1995         3,200,000        $26,981,000        --        $      --             --         $      --
                           ----------        -----------     -------      -----------       --------       -----------








                                                                                  RETAINED
                                                                                  EARNINGS
                                                                                  (ACCUM-
                                   COMMON STOCK                    PAID-IN         ULATED
                             ---------------------------
                               SHARES           AMOUNT             CAPITAL        DEFICIT)             TOTAL
                             -----------      ----------          -----------    ------------        -----------

 Balance at
   January 29, 1994            4,279,436      $     7,000        $ 18,582,000     $ (17,406,000)     $   10,089,000

Redemption of
   preferred stock
   (note 14)                        --               --                  --               --             (8,906,000)

Preferred stock
   dividends (note 14)              --               --                  --         (2,222,000)          (2,222,000)

Issuance of pre-
   ferred stock,
   net (note 14)                    --               --                  --               --             26,981,000

Cancellation of
   incentive
   shares (note 2)              (249,335)            --                  --               --                   --

Issuance of shares
   in lieu of
   earnout shares
   related to the
   acquisition of
   General
   Textiles (note 2)             500,000             --             1,750,000             --              1,750,000


Repurchase of
   warrants (note 18)               --               --               (53,000)            --                (53,000)

Adjustment to
   common stock
   issued in
   connection with
   purchase of
   subordinated
   notes (note 11)               (23,120)            --              (483,000)            --               (483,000)

Net income                          --               --                  --          2,656,000            2,656,000
                             -----------      -----------        ------------     ------------         ------------

Balance at
   January 28, 1995            4,506,981      $     7,000        $ 19,796,000     $(16,972,000)      $   29,812,000
                             -----------      -----------        ------------     ------------         ------------







                                       F-7                           (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

            For the nine months ended January 29, 1994 and the twelve
               months ended January 28, 1995 and January 27, 1996



                                   PREFERRED STOCK
                          ----------------------------------
                                       SERIES A                           COMMON STOCK
                          -----------------------------------    --------------------------------
                              SHARES             AMOUNT              SHARES            AMOUNT
                          ---------------     --------------     ---------------    -------------

Balance at January 28,
   1995                       3,200,000        $26,981,000         4,506,981            $7,000

Preferred stock
   dividends (note 14)             --                 --                --                --

Purchase of treasury
   shares                          --                 --             (22,916)             --

Cancellation of
   incentive shares
   (notes 2 and 13)                --                 --            (498,672)             --

Net income                         --                 --                --                --
                              ---------        -----------        ----------            ------

Balance at
   January 27, 1996           3,200,000        $26,981,000         3,985,393            $7,000
                              =========        ===========        ==========            ======





                                                  RETAINED
                                                  EARNINGS
                                                  (ACCUM-
                               PAID-IN             ULATED
                               CAPITAL            DEFICIT)            TOTAL
                            ---------------    ---------------    ---------------

Balance at January 28,
   1995                     $ 19,796,000         $(16,972,000)        $ 29,812,000

Preferred stock
   dividends (note 14)              --             (3,040,000)          (3,040,000)

Purchase of treasury
   shares                        (33,000)                --                (33,000)

Cancellation of
   incentive shares
   (notes 2 and 13)                 --                   --                   --

Net income                          --                978,000              978,000
                            ------------         ------------         ------------

Balance at
   January 27, 1996         $ 19,763,000         $(19,034,000)        $ 27,717,000
                            ============         ============         ============


            See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   For the nine months ended January 29, 1994
        and the twelve months ended January 28, 1995 and January 27, 1996


                                                                                 1994                  1995                 1996
                                                                              -----------           ----------           ----------

Cash flows from operating activities:
   Income (loss) from continuing operations                                   $ 1,113,000             (354,000)           1,478,000
   Adjustments to reconcile income (loss) to net cash
     provided by (used in) continuing operations:
       Depreciation and amortization                                            1,186,000            2,229,000            3,285,000
       Amortization of debt discount                                            1,281,000            1,167,000            1,555,000
       Interest payable converted to preferred stock                              423,000                 --                   --
       Loss on disposal of equipment                                                5,000              232,000               74,000
       Gain on revaluation of subordinated notes                                     --                   --               (822,000)
       Excess of straight-line rent over cash payments                            243,000              796,000              202,000
       Decrease (increase) in merchandise inventories                          (2,766,000)          (4,064,000)             124,000
       Decrease (increase) in non-trade accounts receivable,
         prepaid expenses, other current assets and other
         assets                                                                  (116,000)            (945,000)          (7,647,000)
       Decrease (increase) in layaway receivables                                 178,000              124,000             (284,000)
       Increase (decrease) in accounts payable                                    696,000             (690,000)           5,365,000
       Increase (decrease) in accrued salaries, wages and
         bonuses                                                                  (17,000)             463,000           (1,431,000)
       Increase (decrease) in other accrued expenses and
         other current liabilities                                             (1,229,000)          (1,558,000)           2,377,000
                                                                              -----------           ----------           ----------

              Net cash provided by (used in)
                continuing operations                                             997,000           (2,600,000)           4,276,000
                                                                              -----------           ----------           ----------

   Income (loss) from discontinued operations                                      87,000           (2,241,000)            (500,000)
   Adjustments to reconcile income (loss) to net cash
     provided by (used in) discontinued operations:
       Income taxes allocated to discontinued operations                             --               (346,000)                --
       Decrease (increase) in net assets of distribution
         business                                                                    --              1,775,000             (287,000)
                                                                              -----------           ----------           ----------

              Net cash provided by (used in) discontinued
                operations                                                         87,000             (812,000)            (787,000)
                                                                              -----------           ----------           ----------

                                F-9 (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                   For the nine months ended January 29, 1994
        and the twelve months ended January 28, 1995 and January 27, 1996



                                                                              1994                  1995                   1996
                                                                          -------------          ------------          ------------

Cash flows from investing activities:
   Purchase of leasehold improvements and equipment                       $  (1,833,000)           (2,169,000)           (3,889,000)
   Investment in and purchase of General Textiles,
     net of cash acquired                                                    (1,486,000)                 --                    --
   Investment in and purchase of Factory 2-U, net of cash
     acquired                                                                      --                    --                (520,000)
   Purchase of subordinated notes                                              (557,000)                 --                    --
   Purchase of option to retire debt at a discount                             (400,000)                 --                    --
                                                                          -------------          ------------          ------------

              Net cash used in investing activities                          (4,276,000)           (2,169,000)           (4,409,000)
                                                                          -------------          ------------          ------------

Cash flows from financing activities:
   Borrowings on revolving credit notes                                     113,381,000           165,750,000           210,613,000
   Payments on revolving credit notes                                      (115,825,000)         (162,927,000)         (207,022,000)
   Proceeds from issuance of long-term note                                        --                    --               1,500,000
   Payments of long-term debt                                                (3,656,000)          (11,046,000)           (1,455,000)
   Proceeds from issuance of notes payable
     and debentures                                                           4,067,000                  --                    --
   Proceeds from issuance of common and
     preferred stock, net                                                     6,783,000            26,981,000                  --
   Purchase of subordinated notes                                                  --                    --                 (57,000)
   Payment of deferred debt issuance costs                                     (647,000)              (94,000)              (40,000)
   Purchase of stock and warrants                                               (80,000)           (8,959,000)              (33,000)
   Payments of capital lease obligations                                           --                (214,000)             (110,000)
   Payments of preferred stock dividends                                           --              (2,222,000)           (3,040,000)
                                                                          -------------          ------------          ------------

              Net cash provided by financing activities                       4,023,000             7,269,000               356,000
                                                                          -------------          ------------          ------------

Net increase (decrease) in cash                                                 831,000             1,688,000              (564,000)

Cash at the beginning of the period                                               3,000               834,000             2,522,000
                                                                          -------------          ------------          ------------

Cash at the end of the period                                             $     834,000             2,522,000             1,958,000
                                                                          =============          ============          ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                               $   1,536,000             1,669,000             1,783,000
   Cash paid for income taxes                                                      --                 502,000                  --





                                      F-10 (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                 For the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996


                                                                              1994                 1995                1996
                                                                              ----                 ----                ----



Supplemental disclosures of non-cash investing and
  financing activities:
     Conversion of preferred stock and accrued dividends to
       private placement notes                                            $   958,000                  --                  --
     Conversion of notes and accrued interest to common stock
                                                                              324,000                  --                  --
     Conversion of promissory notes to debt                                 1,250,000                  --                  --
     Conversion of Batra note to debt                                         775,000                  --                  --
     Conversion of private placement notes and accrued
       interest to preferred stock                                          6,499,000                  --                  --
     Conversion of subordinated debentures to private
       placement notes                                                        498,000                  --                  --
     Conversion of bank guaranty to note payable
       (note 4)                                                             1,000,000                  --                  --
     Conversion of bank guaranty to preferred stock (note 4)
                                                                            2,500,000                  --                  --
     Issuance of common stock for consulting services (note
       15)                                                                    107,000                  --                  --
     Issuance of common stock for option to retire debt at a
       discount (note 11)                                                     400,000                  --                  --
     Issuance of common stock for General Textiles' debt
       (note 11)                                                              971,000                  --                  --
     Accrued interest exchanged for preferred stock                           423,000                  --                  --
     Refinancing of General Textiles' long-term debt (note
       11)                                                                 13,604,000                  --                  --
     Investment in General Textiles financed by issuance of
       note payable (note 2)                                                  554,000                  --                  --
     Acquisition of equipment financed by capital leases
       (note 12)                                                                   --             547,000             123,000
     Common stock issued in lieu of contingent common stock
       (note 2)                                                                    --           1,750,000                  --
     Exercise of option to extinguish subordinated debt and
       term note (note 11)                                                         --             800,000                  --
     Issuance of note payable for Mandel-Kahn settlement
       (note 21)                                                                   --                  --           1,000,000
     Issuance of note payable to former shareholders of
       Factory 2-U (notes 3 and 11)                                                --                  --             625,000




          See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             January 29, 1994, January 28, 1995 and January 27, 1996

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Family Bargain Corporation and subsidiaries (the Company) operates off-price retail apparel and housewares stores in the western and southwestern United States.

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements as of January 27, 1996 and for the twelve months then ended include the accounts of Family Bargain Corporation and subsidiaries which include its wholly-owned subsidiaries, General Textiles, Factory 2-U, Inc. (Factory 2-U) (beginning November 10, 1995) and DRS Real Estate, Inc. (DRE). As of and for the twelve months ended January 28, 1995, the wholly-owned subsidiaries included General Textiles and DRS Real Estate, Inc. As of and for the nine months ended January 29, 1994, the wholly-owned subsidiaries included General Textiles (beginning May 30, 1993), DRS Real Estate, Inc., Diversified Retail Services, Inc., CB/Camelot Acquisition Corp. and CB/Murray Corporation, Inc.

       All significant intercompany accounts have been eliminated in consolidation.

       FISCAL YEAR

       The Company uses a 52/53 week year ending on the Saturday nearest January
       31. The Company changed its reporting period from April 30 to the Saturday nearest January 31, as of January 29, 1994. Accordingly, the Company is reporting results of operations for the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996.

       MERCHANDISE INVENTORY

       Inventory is stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out flow assumption. In addition, consistent with industry practice, the Company capitalizes certain warehousing and warehouse to store distribution costs. At both January 28, 1995 and January 27, 1996, such costs included in inventory were approximately $1,000,000.

       LEASEHOLD IMPROVEMENTS AND EQUIPMENT

       Leasehold improvements and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the date of acquisition. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the related asset or the lease term, generally five to seven years.

       DEFERRED DEBT ISSUANCE COSTS

       Deferred debt issuance costs are amortized using the effective interest method over the terms of the related debt.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

       EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL)

       Excess of cost over net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited, generally 25 years. The Company assesses the recoverability of this intangible asset by determining whether amortization of the goodwill balance can be recovered through undiscounted future operating cash flows of the acquired entity over its remaining life. The amount of goodwill impairment, if any, is measured based on projected discounted future results using the Company's average cost of funds. The recoverability of goodwill could be impacted if estimated future operating cash flows are not achieved.

       OTHER ASSETS

       Other assets consist principally of rental deposits on leased stores.

       STORE CLOSING COSTS

       Costs associated with closing stores, consisting primarily of lease obligations and provisions to reduce assets to net realizable value, are charged to operations upon the decision to close a store.

       PRE-OPENING COSTS

       New stores' opening costs, including promotions, training and other direct incremental store opening costs, are capitalized and amortized using the straight-line method over the first twelve months of operation.

       INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of all receivables, payables and accrued balances approximate fair value due to the short-term nature of such instruments. The carrying amount of the revolving credit notes approximates fair value due to the floating rate on such instruments. Because the remainder of the long-term debt is evaluated each year based on expected debt repayment (Note 11), it is not practical to estimate the fair value of such instruments due to the potential volatility in repayment amounts.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

       USE OF ESTIMATES

       Management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       INCOME (LOSS) PER COMMON SHARE

       Income (loss) per common share is based on the weighted average number of shares of common stock outstanding. Common stock equivalents, which include outstanding warrants and options, were not included when their effects would be anti-dilutive. Weighted average shares and earnings per share amounts for 1994 have been restated to give retroactive effect to the one-for-six reverse stock split (Note 13). Weighted average shares and earnings per share amounts have been restated for 1994 and 1995 to give retroactive effect to the cancellation of contingent shares during fiscal 1995 and 1996 (Note 2).

       The following table presents information necessary to calculate earnings per common share for the nine months ended January 29, 1994 and the twelve months ended January 28, 1994 and January 27, 1996:

                                                               1994                   1995                     1996
                                                           -----------              ----------              ----------


        Weighted average shares outstanding:
           Primary                                           3,067,464               4,008,311               4,006,420
           Fully diluted                                     3,069,885               4,008,311               4,006,420

        Income (loss):
           Income (loss) from continuing
             operations                                    $ 1,113,000                (354,000)              1,478,000
           Income (loss) from discontinued
             operations                                         87,000              (2,241,000)               (500,000)
           Extraordinary gain                                  682,000               5,251,000                    --
                                                           -----------              ----------              ----------

                 Net income                                  1,882,000               2,656,000                 978,000

           Less preferred stock dividends                     (200,000)             (2,030,000)             (3,040,000)
                                                           -----------              ----------              ----------

                 Income  (loss) applicable
                    to common stock                        $ 1,682,000                 626,000              (2,062,000)
                                                           ===========              ==========              ==========

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                                                               1994                 1995               1996
                                                             --------              -----               -----

        Income (loss) applicable to common
           stock per common share:
             Continuing operations                           $   0.30              (0.59)              (0.39)
             Discontinued operations                             0.03              (0.56)              (0.12)
             Extraordinary gain                                  0.22               1.31                 --
                                                             --------              -----               -----

                 Net income (loss) applicable to
                    common stock per common share

                                                             $   0.55               0.16               (0.51)
                                                             ========              =====               =====

                 Net income (loss) applicable to
                    common stock per common share,
                    fully diluted                            $   0.55               0.16               (0.51)
                                                             ========              =====               =====


       ADVERTISING COSTS

       Advertising costs are charged to expense as incurred.

       RECLASSIFICATIONS

       Certain prior period amounts have been reclassified to conform their presentation to the 1996 consolidated financial statements.

(2)    ACQUISITION OF GENERAL TEXTILES

       On December 31, 1992, the Company purchased from Batra, Inc. (Batra), a company controlled by the principal stockholders of the Company, approximately 79% of the common stock of FBS Holdings Inc. (FBS), the immediate parent of General Textiles prior to bankruptcy, and 88% of the Class B preferred stock of FBS, for the following consideration: (i) $775,000 for reimbursement of expenses incurred by Batra and the assumption of all of Batra's obligations $554,000 in connection with its acquisition of FBS, (ii) $2,000,000 face amount of the Company's old Series A Preferred Stock, which was subsequently converted into 193,798 shares of common stock (the FBS Sales Shares), and (iii) up to a maximum of $10,000,000 of additional consideration, payable in shares of the Company's common stock, based on an average per share trading price for 60 days prior to the calculation date, based on the earnings of General Textiles before interest, taxes, depreciation and amortization, as defined, during the twelve months ended April 30, 1995. Concurrent with the offering of new Series A Preferred Stock (Note 14), which was completed in July 1994, the Batra stockholders agreed to waive rights to the additional consideration payable in common stock in exchange for 500,000 shares of the Company's common stock. This resolution increased the excess of cost over net assets acquired (goodwill) and increased paid-in capital by $1,750,000.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

       Under the original stock purchase agreement, the principal stockholders of the Company and a member of management received shares of common stock of the Company which were subject to cancellation if certain earnings levels were not achieved. Of the 997,342 shares granted, 498,670 shares were surrendered and canceled as of January 28, 1995. The remaining 498,672 shares were surrendered and canceled during fiscal 1996.

       Because General Textiles was operating under the control of the Bankruptcy Court, the Company was unable to exercise significant control over the financial and business operations of General Textiles. Accordingly, the Company's investment was accounted for using the cost method for the twelve months ended April 30, 1993. The Company's investment in General Textiles was carried on the cost basis pending effectiveness of the plan of reorganization (the Plan). On May 28, 1993, the Plan was declared effective and General Textiles emerged from Chapter
       11. Under the terms of the Plan, the Company contributed $3,000,000 in equity to General Textiles and the Company's ownership of General Textiles increased to 100%. As a result, the consolidated financial statements at January 29, 1994 and for the nine months then ended, include the accounts of General Textiles on a fully consolidated basis commencing on May 29, 1993, the date the Company achieved control, and for the period from May 30, 1993 through January 29, 1994. For financial statement reporting purposes, the transaction is considered to have occurred on May 29, 1993, the closest accounting period-end to the confirmation date.

       The acquisition was accounted for under the purchase method of accounting. All acquired assets and liabilities were recorded at their estimated fair market values on May 29, 1993, with the excess purchase price over the net fair market value allocated to goodwill. Major classes of assets acquired included cash, merchandise inventory, prepaid expenses, deposits, and property and equipment. Major classes of liabilities assumed included accounts payable, accrued compensation, accrued expenses, sales tax payable, and debt.

(3)    ACQUISITION OF FACTORY 2-U

       On November 13, 1995, the Company acquired Capin Mercantile Corporation, an off-price clothing and housewares retailer operating in the southwestern United States. The name of Capin Mercantile Corporation was changed to Factory 2-U. The acquisition was accounted for under the purchase method of accounting. The results of operations of Factory 2-U have been included in these consolidated financial statements from November 11, 1995, the end of the closest accounting period.

       The purchase price consisted of the following:

Cash paid to former shareholders at closing          $  625,000
Promissory notes issued to former shareholders          625,000
Estimated acquisition expenses                        1,050,000
                                                     ----------

                  Total cost of acquisition          $2,300,000
                                                     ==========

       All acquired assets and liabilities of Factory 2-U have been recorded at their estimated fair market values on November 10, 1995, with the excess of the purchase price of $2,300,000 over the net tangible book deficit of $12,370,000 allocated to goodwill acquired of $14,670,000.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

       The Company issued three promissory notes to the former shareholders of Factory 2-U, a $125,000 note (the Downpayment Note), a $500,000 note (the Absolute Note) and a note with a settlement value contingent upon the net proceeds or appraised value of certain real property acquired in connection with the acquisition (Note 11). The Absolute Note remains outstanding at January 27, 1996 (Note 11).

       In connection with the acquisition of Factory 2-U, trade accounts payable of Factory 2-U were rescheduled to twenty-four monthly installments. The rescheduled trade payables are reflected in the accompanying consolidated balance sheet at net present value. The unpaid balance of the rescheduled trade accounts payable at January 27, 1996 follows:

Rescheduled payables, gross                               $ 4,455,000
Less discount, at 11.5%                                      (425,000)
                                                          -----------

                                                            4,030,000

Less current portion (included in accounts payable)        (2,209,000)
                                                          -----------

Rescheduled payables, long-term (included in other
   long-term obligations)                                 $ 1,821,000
                                                          ===========

       The following table sets forth the Company's pro forma unaudited consolidated statement of operations for the twelve-month periods ended January 28, 1995 and January 27, 1996. The pro forma consolidated statements of operations give effect to the consolidation of Factory 2-U, elimination of sales and cost of sales related to Factory 2-U stores no longer in operation, elimination of Factory 2-U general and administrative expenses that have been eliminated subsequent to acquisition, the adjustment of general and administrative expenses to reflect additional expenses incurred to support the Factory 2-U chain, the adjustment of interest expense and financing fees to reflect the debt structure of the consolidated entity, and the recognition of the amortization of the excess of cost over the fair value of assets acquired with all transactions treated as though the acquisition had occurred at January 30, 1994.

                                                         PRO FORMA            PRO FORMA
                                                           1995                 1996
                                                     ------------------   ------------------

Net sales                                              $ 214,583,000          220,084,000

Loss before extraordinary gain                            (3,794,000)          (4,020,000)

Net income (loss)                                          1,457,000           (4,020,000)

Loss applicable to common stock                             (573,000)          (7,060,000)

Loss applicable to common stock per common share       $       (0.14)               (1.76)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

(4)    DISCONTINUED OPERATIONS - DISTRIBUTION BUSINESS

       The Company divested its Distribution Business (Distribution Business), which was comprised of the operations of MKI Acquisition, Mandel-Kahn, CB/Camelot and CB/Murray, prior to April 30, 1993. Those operations have been accounted for as discontinued operations in these consolidated financial statements.

       On December 7, 1993, the Company settled a $3,500,000 liability related to the guaranty of certain Mandel-Kahn debt by issuing a $1,000,000 three-year term note bearing interest at 8-1/2% per annum, payable quarterly, and $2,500,000 in Series C Preferred Stock. At January 28, 1995 and January 27, 1996, $750,000 and $250,000, respectively, was outstanding on the term note.

       Since April 30, 1993, all of CB/Murray's remaining assets other than accounts receivable and preference claims have been liquidated, collection of unliquidated accounts receivable and pending preference claims have been pursued. During the nine months ended January 29, 1994, CB/Murray collected outstanding accounts receivable and preference claims, and reduced senior secured bank debt by $692,000.

       During 1995 and 1996, the Company continued to litigate the cases related to the Distribution Business. Accordingly, the accompanying consolidated statements of operations includes a loss on disposal of discontinued operations of approximately $2,400,000 and $500,000 related to legal expenses and other costs in 1995 and 1996, respectively (Note 21).

(5)    DISCONTINUED OPERATIONS - RETIREMENT COMMUNITIES

       The Company has discontinued operations of two retirement communities projects, White Horse and Oakmont. The Company's only activity relating to these entities has been the payment of legal expenses, the collection of remaining receivables and the liquidation of remaining liabilities. The Company was obligated for $368,000 at January 28, 1995 and $401,000 at January 27, 1996 under a line of credit collateralized by a priority lien on the marketing fee due from White Horse and the development and marketing fees due from Oakmont. Principal amounts are payable solely from proceeds of such marketing and development fees.

       The net assets of the retirement communities businesses as of January 28, 1995 and January 27, 1996 are as follows:

                                            1995           1996
                                          --------       --------
Other receivables - fees                  $368,000        401,000
                                          --------       --------

Long-term debt                             368,000        401,000
Other liabilities                             --             --
                                          --------       --------

                  Total liabilities        368,000        401,000
                                          --------       --------

                  Net assets              $   --             --
                                          ========       ========

       Through January 28, 1995 and January 27, 1996, the Company maintained a reserve for uncollectibility sufficient to reduce the net book value of the retirement communities to zero.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

(6)    ERIN RENTALS LIMITED

       In March 1993, DRE sold a beneficial interest in the stock of Erin Rentals Limited (Erin), a British Virgin Islands corporation, back to its original owner. In consideration, a $3,000,000 promissory note was canceled and DRE received a secured three-year note for $327,000. The $327,000 note is secured by a pledge of the beneficial interest in the stock of Erin and has priority over all other debt obligations of Erin, except Erin's secured bank debt.

       The Company is negotiating with Erin to extend repayment terms of the promissory note. Management expects the note to be collected at the end of three years with interest payments over that term.

(7)    LEASEHOLD IMPROVEMENTS AND EQUIPMENT

       Leasehold improvements and equipment consist of the following:

                                                         1995                1996
                                                     ------------        ------------
Furniture, fixtures and equipment                    $  3,294,000           7,718,000
Leasehold improvements                                  1,775,000           2,928,000
Transportation and equipment                              140,000             175,000
Equipment under capital leases                            547,000             670,000
Construction in progress                                  250,000             187,000
                                                     ------------        ------------

                                                        6,006,000          11,678,000

Less accumulated depreciation and amortization         (1,084,000)         (2,677,000)
                                                     ------------        ------------

                                                     $  4,922,000           9,001,000
                                                     ============        ============

(8)    LAND AND BUILDING HELD FOR SALE

       In connection with the Factory 2-U acquisition, the Company acquired certain real property. This property is held for sale and is carried at estimated fair value, net of estimated disposition costs, of $4,500,000.

(9)    OTHER ACCRUED EXPENSES

       Other accrued expenses as of January 28, 1995 and January 27, 1996 consist of the following:

                                             1995             1996
                                          ----------       ----------
Sales tax payable                         $  430,000        2,402,000
Accrued acquisition expenses                    --            378,000
Other - current                              368,000        1,027,000
Accrued advertising                          301,000          368,000
Litigation proceeds payable                     --            122,000
Deferred rent - current portion              110,000          176,000
Accrued interest                              93,000          163,000
Accrued legal and professional fees        2,057,000          765,000
Contingent rent                               58,000          113,000
                                          ----------       ----------

                                          $3,417,000        5,514,000
                                          ==========       ==========

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

(10)   INCOME TAXES

       The principal temporary differences that give rise to significant portions of the consolidated deferred tax assets and liabilities, excluding the amount attributable to net operating loss carryforwards, are presented below:

                                                                     1995               1996
                                                                  -----------        -----------
Deferred tax assets:
   Net operating loss carryforwards                               $ 6,090,000          6,090,000
   Compensated absences and bonuses, principally due to
     accruals for financial reporting purposes                        622,000            311,000
   Assets held for sale and other purchased assets                       --              603,000
   Excess of deferred straight-line rent over amount
     accruable for tax purposes                                       624,000            729,000
   Inventory sold on layaway and other reserves                       111,000            184,000
   Accrual for contingent liabilities related to
     discontinued operations                                        1,013,000            541,000
                                                                  -----------        -----------

                  Total gross deferred tax assets                   8,460,000          8,458,000

   Less valuation allowance                                        (8,057,000)        (8,121,000)
                                                                  -----------        -----------

                  Net deferred tax assets                         $   403,000            337,000
                                                                  ===========        ===========

Deferred tax liabilities:
   Inventory reserves, prepaid expenses and
     layaway receivables                                          $   342,000            194,000
   Leasehold improvements and equipment, principally due to
     differences in depreciation recognized on fixed assets

                                                                       61,000            143,000
                                                                  -----------        -----------

                  Net deferred tax liabilities                    $   403,000            337,000
                                                                  ===========        ===========

       The Company has established a valuation allowance attributable to lack of historical earnings and annual limitations on the usage of net operating loss carryforwards.

       During the twelve months ended January 28, 1995 and January 27, 1996, the valuation allowance, which represents deferred tax assets that may not be realized by the reversal of future taxable temporary differences, decreased by $1,424,000 and increased by $64,000, respectively.

       Income taxes attributable to income from continuing operations, discontinued operations and extraordinary item consist of:

                                           CONTINUING       DISCONTINUED     EXTRAORDINARY
                                           OPERATIONS        OPERATIONS          ITEM          TOTAL
                                         ---------------  -----------------  -------------   -----------
Twelve months ended January 28, 1995:
     U.S. Federal                           $ 101,000         (276,000)         255,000          80,000
     State and local                           48,000          (70,000)         337,000         315,000
                                            ---------        ---------        ---------       ---------

                                            $ 149,000         (346,000)         592,000         395,000
                                            =========        =========        =========       =========

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

       Due to the full valuation of net deferred tax assets, there are no deferred taxes allocable to loss from continuing operations, loss on disposal of discontinued operations or the extraordinary gain for the twelve months ended January 28, 1995 and January 27, 1996.

       The difference between the "expected" income tax expense (benefit) computed by applying the U.S. federal income tax rate of 34% to net income from continuing operations for the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996 to actual expense is a result of the following:

                                               1994             1995             1996
                                            ---------        ---------        ---------

Computed "expected" tax
   expense (benefit)                        $ 378,000          (70,000)         503,000
Amortization of goodwill                      271,000          404,000          470,000
Change in valuation allowance                    --           (273,000)          64,000
Impact of purchase accounting
   adjustments                                   --               --           (603,000)
Debt forgiveness permanent difference
                                                 --               --           (279,000)
State income taxes, net of federal
   income tax benefit                            --             48,000             --
Net operating loss carryforward
   utilization                               (664,000)            --               --
Other, net                                     15,000           40,000         (155,000)
                                            ---------        ---------        ---------

                                            $    --            149,000             --
                                            =========        =========        =========

       The difference between the "expected" income tax benefit computed by applying the U.S. federal income tax rate of 34% to loss from discontinued operations for the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996 to actual is a result of the following:

                                            1994             1995             1996
                                         ---------        ---------        ---------
Computed "expected" tax benefit          $  30,000         (880,000)        (170,000)
Change in valuation allowance                 --            604,000             --
State income taxes, net of federal
   income tax benefit                         --            (70,000)            --
Net operating loss carryforward
   utilization                             (30,000)            --               --
Income from continuing operations             --               --            170,000
                                         ---------        ---------        ---------

                                         $    --           (346,000)            --
                                         =========        =========        =========

       At January 27, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $17.9 million, of which approximately $3.2 million were available for use at fiscal year-end, and which began expiring in 2007.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

       The difference between the "expected" income tax expense computed by applying the U.S. federal income tax rate of 34% to extraordinary gain for the nine months ended January 27, 1994 and the twelve months ended January 28, 1995 to actual is a result of the following:

                                                               1994              1995
                                                            ----------        ----------
Computed "expected" tax expense                             $  232,000         1,987,000
Change in valuation allowance                                     --          (1,755,000)
State income taxes, net of federal income tax benefit             --             337,000
Net operating loss carryforward utilization                   (232,000)             --
Other, net                                                        --              23,000
                                                            ----------        ----------

                                                            $     --             592,000
                                                            ==========        ==========

(11)   LONG-TERM DEBT

       Long-term debt at January 28, 1995 and January 27, 1996 consists of the following:

                                                                              1995             1996
                                                                           ----------       ----------
Subordinated notes, non-interest bearing, discounted at rates ranging from 8.5% to 25%, principal payments based
   on  excess cash flow, as defined                                        $8,574,000        8,782,000

Revolving credit note, interest at prime plus 2% (10.5% at both
   January 28, 1995 and January 27, 1996) payable monthly, principal due in November 1998

                                                                            7,943,000        9,948,000

Revolving credit note, interest at prime plus 2% (10.5% at January
   27, 1996) payable monthly, principal due in November 1998                     --          5,211,000

Installment mortgage note payable to a bank, interest at prime plus
   1.5 % (10% at January 27, 1996) payable monthly, principal payable monthly in installments of $11,250 with a balloon payment
   of $2,284,000, due in May 1996                                                --          2,329,000

Installment note payable to a finance company, interest at prime plus 2% (10.5% at January 27, 1996) payable monthly, principal payable monthly in installments of $37,750, final payment due in April 1998

                                                                                 --          1,198,000

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                                                                               1995                1996
                                                                           ------------        ------------
Installment note payable in settlement of lawsuit; interest at 10%
   payable commencing in February 1996; principal payable in
   installments of $41,667 per month from July 1996 to September
   1996, $83,333 in October and November 1996, with a balloon payment of $708,333 payable in December 1996, secured by 153,846 shares of Series A Convertible Preferred Stock issued to and held
   in trust subsequent to January 27, 1996                                 $       --             1,000,000

Installment note payable to the Commerce and Economic Development
   Commission of Arizona, interest at 6%, principal and interest payable in monthly installments of $ 4,232 with final installment due in December 1999, secured by certain warehouse equipment

                                                                                   --               177,000

Installment note payable to the Economic Development Administration of Arizona, interest at 5%, principal and interest payable in monthly installments of $1,992 with final installment due in March 1999, secured by certain warehouse equipment

                                                                                   --                70,000

Installment note payable to a finance company, interest at 8%, principal and interest payable in installments of $13,648, final
   balloon payment of $304,000, due in December 1998                               --               655,000

Installment note payable to former shareholders of Factory 2-U, interest at 8.75%, principal payments of $45,455 plus accrued interest payable beginning in May 1996 and three months thereafter until October 1998

                                                                                   --               500,000

Note payable to a bank, interest at 8.5% payable quarterly,
   final principal payment of $250,000,
   due on April 30, 1996                                                        750,000             250,000
                                                                           ------------        ------------

                  Total long-term debt                                       17,267,000          30,120,000

Less current maturities                                                      (3,112,000)         (5,097,000)
                                                                           ------------        ------------

Long-term debt, net of current maturities                                  $ 14,155,000          25,023,000
                                                                           ============        ============

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

       SUBORDINATED NOTES

       General Textiles' pre-bankruptcy unsecured claims were settled through the issuance of New Subordinated Notes, Subordinated and Junior Subordinated Reorganization Notes. At January 28, 1995 and January 27, 1996, these notes are carried at $8,574,000 and $8,782,000, respectively, which is discounted $19,092,000 and $17,539,000, respectively, from face value, calculated using discount rates ranging from 8.5% to 25%, resulting from the notes being non-interest bearing. The discount to face value is based in part on future excess cash flow projected in the Plan. The discount is amortized over the estimated life of the notes and is recorded as a non-cash charge to interest expense. Annual principal payments are due based on excess cash flow available, as defined under the Plan, with final payments due on April 30, 2003 for the New Subordinated Notes, November 28, 2003 for the Subordinated Reorganization Notes, and May 28, 2005 for the Junior Subordinated Reorganization Notes.

       In January 1994, the Company, in return for $400,000 in cash and 66,667 shares of common stock, valued at $400,000, obtained an option to repurchase General Textiles' term note payable (Senior Note) and certain then outstanding Subordinated Notes for $9,000,000 in cash.

       In July 1994, the Company exercised the option by using a portion of the proceeds of its Series A Preferred Stock offering (Note 14) and extinguished $15,544,000 of General Textiles' debt, including a $1,817,000 unamortized deferred gain arising from a troubled debt restructuring, by paying $9,000,000 in cash and exercising the option, valued at $800,000, to extinguish the debt at less than face value. The Company realized a pre-tax extraordinary gain on the extinguishment of $5,744,000.

       In January 1994, the Company purchased, for $558,000 in cash and 125,632 shares of common stock, with an estimated value at January 28, 1994 of $971,000, $2,998,000 face amount of General Textiles' Subordinated Notes from the pre-petition trade creditors with a carrying value of $2,210,000. $682,000 was recognized as an extraordinary gain on the consolidated statement of operations in 1994. Certain creditors subsequently declined their commitments to sell their notes back to the Company. As a result, a pre-tax extraordinary gain of $99,000 was recognized during 1995, the notes are included as Subordinated Notes and the 23,120 common shares which these creditors had formerly committed to take as satisfaction for their notes were canceled.

       REVOLVING CREDIT NOTES

       Under General Textiles' Plan, pre-bankruptcy secured claims were settled with the issuance of a revolving credit facility (the Facility) and the Senior Note. The obligations are secured by the assets and stock of General Textiles. The Facility currently consists of a $20,000,000 line of credit issued by a lender. The Company also has established a revolving credit facility (together with the General Textiles facility, the Facility) with the same lender for Factory 2-U that consists of a $10,000,000 line of credit and is secured by the assets of Factory 2-U. Borrowings on the Facilities are based on advances against an inventory formula. A facility fee of .50% of the unused portion of the Facilities is payable annually. The balances of the Facilities fluctuate daily based on inventory levels and working capital requirements. The unused portion of the Facilities totaled $1,472,000 and $665,000 for General Textiles and Factory 2-U, respectively, at January 27, 1996.

       A $2,000,000 line of credit owed to a lender was paid in March 1995.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

       The future maturities of long-term debt include estimated principal payments based on management's estimates of payments, based on future years' excess cash flows, as defined by the Plan, on the General Textiles' New Subordinated Notes, Subordinated Reorganization Notes, and Junior Subordinated Reorganization Notes. The future maturities are:

          FISCAL YEAR                       AMOUNT
- ----------------------------------       ------------
1997                                     $  5,097,000
1998                                        2,696,000
1999                                        2,423,000
2000                                           49,000
2001                                             --
Thereafter                                 22,235,000
                                         ------------

                                           32,500,000

Less portion representing interest        (17,539,000)
                                         ------------

                                           14,961,000

Less current maturities                    (5,097,000)
                                         ------------

                                         $  9,864,000
                                         ============

       Interest expense for the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996, respectively, is summarized as follows:

                                             1994             1995             1996
                                          ----------       ----------       ----------
Notes payable to related parties          $  320,000             --               --
Notes payable - private placements           581,000           12,000             --
Revolving credit facilities                  476,000        1,027,000        1,671,000
General Textiles senior term notes           426,000          111,000             --
Debentures                                    99,000             --               --
General Textiles subordinated notes        1,281,000        1,362,000        1,555,000
Other debt                                   250,000          301,000          449,000
                                          ----------       ----------       ----------

                  Total                   $3,433,000        2,813,000        3,675,000
                                          ==========       ==========       ==========

       The Company is also obligated under the Contingent Note (Note 3). The amount payable under the Contingent Note is subject to adjustment consisting of an increase (decrease) by fifty percent of the degree to which the net proceeds from the sale, or appraised value at a future date, of the Factory 2-U Real Property (Note 8) is greater than (less than) $6,700,000. As the Factory 2-U Real Property is currently valued at $4,500,000, the Contingent Note has been assigned a settlement value of zero at January 27, 1996.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

(12)   LEASE COMMITMENTS

       The Company operates retail stores, warehouse facilities and executive offices under various operating leases. Certain leases provide for abatement of rent during the initial period or escalating rent payments during the term of the lease. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of cash rent paid is reflected as deferred rent. Deferred rent, including current and long-term portions at January 28, 1995 and January 27, 1996 amounted to $1,554,000 and $1,806,000, respectively, and is included as a component of other accrued expenses and deferred rent on the accompanying consolidated balance sheet. Some leases provide for contingent rentals which are recognized as expense. Total contingent rent expense for the nine months ended January 29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996 was $42,000 and $63,000, respectively.
       Total rent expense, inclusive of deferred and contingent rentals, was $4,519,000, $7,771,000 and $10,128,000 for the nine months ended January
       29, 1994 and the twelve months ended January 28, 1995 and January 27, 1996, respectively.

       The Company is also obligated under various capital leases for leasehold improvements and equipment that expire at various dates during the next four years. At January 28, 1995 and January 27, 1996, leasehold improvements and equipment and related accumulated amortization recorded under capital leases were as follows:

                                       1995             1996
                                    ---------        ---------
Leasehold improvements              $ 129,000          129,000
Equipment                             418,000          541,000
                                    ---------        ---------

                                      547,000          670,000
Less accumulated amortization         (50,000)        (163,000)
                                    ---------        ---------

                                    $ 497,000          507,000
                                    =========        =========

       At January 27, 1996, the future minimum lease payments, excluding executory costs under noncancelable operating leases follows:

                                                         CAPITAL             OPERATING
                                                          LEASES               LEASES
                                                     -----------------    -----------------
1997                                                   $    181,000           9,476,000
1998                                                        149,000           8,960,000
1999                                                         91,000           8,667,000
2000                                                           --             6,492,000
2001                                                           --             3,436,000
Thereafter                                                     --             9,192,000
                                                       ------------        ------------

                                                            421,000          46,223,000
Less amount representing interest (rates ranging
from 9.0% to 14.8%)                                         (55,000)               --
                                                       ------------        ------------

Present value of capital lease obligation                   366,000          46,223,000
Less current maturities                                    (141,000)               --
                                                       ------------        ------------

Long-term capital lease obligation                     $    225,000          46,223,000
                                                       ============        ============

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

(13)   COMMON STOCK

       In May 1994, a one-for-six reverse stock split of the issued and outstanding shares of the Company's common stock became effective. The par value of the common shares was increased from $.0003 per share to $.01 per share and the par value of the preferred shares was changed from $.001 to $.01. In addition, the Board of Directors also increased the number of authorized shares of preferred stock from 5,000,000 to 7,500,000. All common stock share amounts and per share data reflect the reverse stock split.

       During fiscal 1996, the Company canceled 498,672 shares of common stock held in escrow (the Contingent Shares) upon failure to achieve after-tax earnings of $5,000,000 for the twelve months ended April 30, 1995. Fully diluted earnings per share for prior periods have been retroactively restated to reflect the cancellation of these shares as though the shares were never outstanding.

(14)   PREFERRED STOCK

       The Company has 7,500,000 shares of preferred stock authorized.

       In July 1994, the Company completed an offering (Preferred Offering) of Series A 9-1/2% Cumulative Convertible Preferred Stock (Series A Preferred). The Company has 4,500,000 shares of Series A Preferred Stock authorized. The Series A Preferred ranks senior to the common stock with respect to dividends, upon liquidation, dissolution or winding up. Cumulative dividends are payable quarterly at the rate of $.95 per year on July 31, October 31, the last Friday in January and April 30 when declared by the Board of Directors. Series A Preferred is convertible, prior to redemption, at the option of the holder , into shares of common stock at a conversion price of $3.719 per common share (so that each Series A Preferred share is convertible into 2.69 shares of common stock). If the Company fails to declare and pay dividends on the Series A Preferred within 90 days after a quarterly divided date, the conversion price is reduced by $.50 per share in each instance but not below the par value of the stock. The Company also has 25,000 shares of Series A Junior Participating Preferred Shares authorized.

       The $32.0 million in gross proceeds of the Preferred Offering were used as followed:

Purchase of secured term note and a portion of the Subordinated Notes          $ 9,000,000
Redemption of Series D Convertible preferred stock and accrued dividends
                                                                                 6,970,000
Repayment of General Textiles Revolving Credit Facility 3,900,000
Redemption of Series C Convertible preferred stock and accrued dividends

                                                                                 2,632,000
Repayment of short-term debt and accrued interest                                  505,000
Cash to fund expansion                                                           3,974,000
Underwriting discount, commissions and expense allowance                         2,880,000
Offering expenses                                                                2,139,000
                                                                               -----------

Gross proceeds                                                                 $32,000,000
                                                                               ===========

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

(15)   EMPLOYMENT AND CONSULTING CONTRACTS

       Benson A. Selzer, Chairman of the Company, is employed by the Company pursuant to an employment agreement for an initial three-year term expiring on June 1, 1996, that will be automatically extended each year for an additional year unless either party gives a notice of termination to the other. The agreement provides, among things, for an annual base salary of $232,000, life insurance of $1,000,000, an automobile allowance, and incentive compensation based on pre-tax operating income of the Company.

       Joseph Eiger, Vice Chairman and Executive Vice President of the Company, is employed by the Company pursuant to an employment agreement having substantially the same terms as those of Mr. Benson A. Selzer's, except that his base salary is $215,000.

       John A. Selzer, Chief Executive Officer and President of the Company. is employed by the Company pursuant to an employment agreement having substantially the same terms as those of Benson A. Selzer, except that his base salary is $193,000.

       William Mowbray, Chief Executive Officer and President of GT, is employed by the Company pursuant to an employment agreement having substantially the same terms as those of Benson A. Selzer, except that his base salary is $300,000.

       Kevin Frabotta, Senior Vice President of GT, is employed by the Company pursuant to an employment agreement having substantially the same terms as those of Benson A. Selzer, except that his base salary is $135,000.

       In January 1996, the Company entered into a five-year consulting agreement with Joel Mandel. Under this agreement, the Company will pay Mr. Mandel $125,000 per year for three years and $187,500 for two years. This agreement also provides for the issuance of 60,000 shares of the Company's Series A Convertible Preferred Stock. These shares were issued in February 1996 (Note 21).

       The Company is also party to consulting and advisory contracts with certain other parties which require annual payments of approximately $130,000.

       On January 19, 1994, the Company entered into a consulting agreement with a former executive of the Company. The former executive received 17,833 shares of the Company's common stock and is to provide consulting services through November 30, 1997.

(16)   EMPLOYEE RETIREMENT PLAN

       Effective January 1, 1994, by retroactive adoption, the Company initiated sponsorship of a qualified defined contribution plan, under Internal Revenue Code Section 401(k), covering employees who have completed twelve months of service and who work a minimum of 1,000 hours during that twelve month period. The Company contributes 20% of participants' voluntary contributions. Participants may contribute from 1% to 15% of their compensation annually. The Company's contribution expense was $37,000 and $116,000 for 1995 and 1996, respectively.

(17)   STOCK OPTIONS

       At January 28, 1995, an aggregate of 558,333 options to purchase common stock were held by officers, former officers, employees and directors of the Company at exercise prices ranging from $9.00 to $18.00 per share. During 1996, the Company retired 264,582 options, repriced 235,417 options to an exercise price of $1.375 per share and granted 560,833 options at $1.375 per share. At January 27, 1996, 854,584 options were outstanding at exercise prices ranging from $1.375 to $18.00 per share. The options become exercisable over a period from the date of issuance to three years from the date of issuance. All options were granted at prices equal to or greater than the fair market value of the related stock on the date of grant. No options have been exercised as of January 27, 1996.

(18)   WARRANTS

       As of January 27, 1996, there are outstanding 2,571,500 Redeemable Class D Common Stock Purchase Warrants (assuming the separation of the 4,903 warrants not yet separated from the Units in which they were originally issued) (Class D Warrants). Each Class D Warrant entitles the holder to purchase one-sixth of one share of Common Stock at a price of $15.00 per share of Common Stock at any time until September 15, 1996 (unless earlier redeemed by the Company).

       The Class D Warrants are redeemable by the Company at a redemption price of $.06 per Warrant, upon 30 days notice given at any time if the last sale price per share of the Common Stock for 20 consecutive trading days ending not more than 10 days prior to the date notice of redemption is given equals or exceeds 120% of the exercise purchase price therefor (i.e., $18.00). If the Company gives a redemption notice, a holder would be forced either to exercise his Warrant within 30 days of the notice of redemption or accept the redemption price.

       In addition, as of January 27, 1996, there were also outstanding 328,831 additional warrants (collectively with the Class D Warrants, the Warrants) of the Company expiring between May 1996 and December 1998 at exercise prices ranging from $6.37 to $16.20 per share; 15,000 warrants expiring between June and December 1998 may be exercised at the then market price of the Company's common stock.

       The Warrants contain provisions that protect the holders against dilution by adjustment of the exercise price in certain events, such as stock dividends and distributions, stock splits and recapitalizations. The holder of a Warrant will not possess any rights as a stockholder of the Company unless and until such holder exercises the Warrant.

       The Class A Warrants expired in June 1994. The Class C Warrants expired in September 1995. The Company redeemed 125,000 Put Warrants, for which the option to put the warrants back to the Company had expired, from a related party for $53,000 in cash during 1995.

       In conjunction with the Series A Preferred Stock offering, the Company issued warrants to purchase 320,000 shares of its Series A Preferred Stock. The warrants are exercisable at $16.50 per preferred share.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

(19)   GENERAL TEXTILES MANAGEMENT AGREEMENT

       On May 28, 1993, General Textiles entered into a management agreement with Transnational Capital Ventures, Inc. (TCV). TCV is a merchant banking and management consulting company that is affiliated with Joseph Eiger, Vice Chairman, Executive Vice President and a Director of the Company. Under the agreement, TCV receives a monthly fee for merchant banking and management consulting services of $30,000 per month plus reimbursement of up to $5,000 of expenses per month. Also, to the extent General Textiles' operating income exceeds an amount specified in the Plan, TCV will receive an amount equal to 10% of such excess. Amounts payable to TCV would be reduced in the event of a default under General Textiles' senior loan agreement, due to the subordinated position of the agreement. On January 28, 1994, the agreement was assigned to the Company.

(20)   RELATED PARTY TRANSACTIONS

       At January 27, 1996, accounts receivable of approximately $170,000 was outstanding from an affiliated group.

(21)   COMMITMENTS AND CONTINGENCIES

       Mandel-Kahn. In January 1996, the Company settled a lawsuit commenced in 1993 by former owners of Mandel-Kahn Industries, Inc. ("Mandel-Kahn"), which was purchased by the Company in 1992. Under the settlement (the "Mandel-Kahn Settlement"), a payment of $230,000 has been made, a five-year consulting agreement entered into with Joel Mandel and an obligation to pay $1.0 million plus interest during 1996. The latter obligation is secured by 153,846 shares of the Company's Series A Convertible Preferred Stock. The Company has the obligation to register these shares with the Securities and Exchange Commission and may sell such shares, with the proceeds of any such sale being used to reduce such indebtedness.

       The Company is at all times subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse affect on the financial position or results of operations of the Company.

(22)   SUBSEQUENT EVENTS

       Regulation S Offering. During March 1996, the Company sold 726,000 shares of Series A Preferred Stock for net proceeds of $3,221,000. In connection with this offering, the Company issued five year warrants to purchase up to 181,500 shares of common stock for $1.875 per share. These warrants expire in March 2001.

       Equipment Financing. In April 1996, the Company obtained financing for up to $1,100,000 under an installment note with a financing company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 12, 1994, the Company engaged the services of KPMG Peat Marwick LLP as its new independent auditors. KPMG Peat Marwick LLP has served as General Textiles' independent auditors since 1988. Following the effectiveness of the Reorganization Plan in May 1993, the Audit Committee of the Company's Board of Directors (the "Audit Committee") determined that since General Textiles is the principal business of Company, the Company and General Textiles should retain the services of the same auditing firm. Accordingly, in January 1994, the Audit Committee recommended to the Board of Directors, and the Board subsequently approved, the engagement of KPMG Peat Marwick LLP to act as both the Company's and General Textiles' auditors.

         Prior to engaging KPMG Peat Marwick LLP, the Company's independent auditors were Cooper Selvin & Strassberg ("CSS") (from March 25, 1993 to January 28, 1994) and Deloitte & Touche ("D&T") (from 1987 until CSS was engaged). During the Company's two fiscal years ended April 30, 1992 and December 31, 1991, and during the subsequent period immediately prior to its engagement of CSS, the Company did not consult with CSS regarding either (i) the application of accounting principles to a specific transaction or the type of audit opinions which might be rendered on the Company's financial statements which in either instance CSS has concluded was an important factor considered by the Company in reaching its decision as to accounting, auditing and financial reporting issues or (ii) any matter which was either the subject of disagreement or a reportable event with D&T.

         In January 1993, D&T advised the Company that primarily because of the bankruptcy filing of C-B/Murray, the net loss and stockholders' equity amounts reported in the Company's Form 10-Q for the quarter ended October 31, 1992 could be materially incorrect and should be corrected.

         In February 1993, the Company concluded that correction of such financial statements would be required. After completion of a comprehensive review of its October 31, 1992 financial statements, on April 2, 1993 the Company filed an amended and restated Form 10-Q for the quarter ended October 31, 1992.

         On March 5, 1993, D&T advised the Company that due to significant changes in the Company's business D&T would need to audit the Company's financial statements for the nine months ended January 31, 1993 prior to signing a consent to the use of D&T's independent accountants' report on the Company's financial statements previously audited by it, which financial statements were to be included in a registration statement then in the process of being prepared.

         On March 25, 1993, the Company's Board of Directors decided to change accountants and engaged CSS as the Company's independent accountants. At such time, the Company's Board of Directors had not formed an Audit Committee.

         On January 28, 1994, the Company notified CSS that it had determined that it would change auditors and that the services of CSS would no longer be required. The report of CSS on the financial statements of the Company as of April 30, 1993 and for the year then ended did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of CSS on the financial statements of the Company for the year ended April 30, 1993 contained an explanatory paragraph which discussed the Company's ability to continue as a "going concern." As of April 30, 1993, the Company had discontinued all of its operations other than General Textiles, which at such time was operating in bankruptcy, and there was uncertainty as to the Company's ability to meet its obligations.

         During the period that CSS was the Company's auditor, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of CSS, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         During the Company's two most recent fiscal years and during any subsequent period, the Company has not consulted KPMG Peat Marwick LLP regarding either (i) the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements, which, in either instance, KPMG Peat Marwick LLP has concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues, or (ii) a matter which was either the subject of a disagreement or a reportable event with CSS.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the executive officers and directors of Family Bargain, General Textiles, and Factory 2-U as of January 27, 1996. The Company has a classified Board of Directors, under which its nine members are divided into three classes. The term of office of each Director in a given class expires at the third annual meeting of stockholders following his election. The classification of the Board of Directors was implemented by Family Bargain in 1994 and, accordingly, the initial terms of six of the nine directors were for less than three years.



                                                                                                           DIRECTOR'S
NAME                                     AGE         PRINCIPAL POSITION                                   TERM EXPIRES
- ----                                     ---         ------------------                                   ------------
John A. Selzer                           41          Chief Executive Officer                                 19961
                                                     President, Assistant Secretary
                                                     and Director

William W. Mowbray                       56          Chief Financial Officer and Director;                    1997
                                                     President and Chief Executive Officer of
                                                     General Textiles and Factory 2-U
Benson S. Selzer                         75          Chairman and Director                                    1997

Joseph Eiger                             65          Vice Chairman, Executive Vice President,                 1996
                                                     Secretary and Director
John J. Borer III                        38          Director                                                 1997

Edwin C. Nevis                           69          Director                                                19961

Francis G. Warburton                     67          Director                                                 1996

Barton P. Ferris, Jr.                    56          Director                                                19961

Joseph J. Collins                        46          Director                                                 1996

H. Jurgen Schlichting                    59          Director                                                 1996

James M. Baker                           41          Chief Financial Officer of
                                                     General Textiles and Factory 2-U

Kevin P. Frabotta                        44          Senior Vice President of Store Operations
                                                     of General Textiles
                                                     and Factory 2-U

Mary McNabb                              46          Vice President - Merchandising of General
                                                     Textiles and Factory 2-U

- --------

 1 Although the terms of Messrs J. Selzer, Nevis and Ferris were through 1995, in the absence of an annual meeting and their re-election or replacement, they have remained as directors until re-elected or replace at the 1996 Annual Meeting of Shareholders.

Denis LeClair                            46          Vice President - Merchandising of General
                                                     Textiles and Factory 2-U

         The business experience of each of the directors and executive officers is as follows:

         JOHN A. SELZER, Chief Executive Officer, President and Director. For more than the past five years, Mr. Selzer has been engaged in merchant and investment banking and corporate management activities. His activities have concentrated on situations involving financially and/or operationally troubled companies. He has been a Director of the Company since January 1992, its Chief Executive Officer since March 1992, and its President since January 1993. He has been a Director of General Textiles since its acquisition in July 1992 (at which time it filed for Chapter 11 Reorganization and emerged from Chapter 11 Reorganization on May 28, 1993). He served as Secretary and a Director of Tyco Toys, Inc. ("Tyco"), a publicly held company, from December 1988 until July 1991. Mr. Selzer served in various capacities as an officer and director of the following companies or their affiliates, which filed for Chapter 11 Reorganization within the past five years: C-B/Murray Corporation, Inc. ("C/B Murray"), Mandel-Kahn, American Specialty Equipment Corp. ("American Specialty"), and Canadian's Corp. John A. Selzer is the son of Benson A. Selzer.

         WILLIAM W. MOWBRAY, Chief Financial Officer and Director of the Company and President and Chief Executive Officer of General Textiles and Factory 2-U. Mr. Mowbray has served as Chief Financial Officer of the Company since May 1994 and as a Director since November 1995. Mr Mowbray has served as President and Chief Executive Officer of General Textiles since June 1995. Prior to being named President of General Textiles, he served as Executive Vice President and Chief Financial Officer of General Textiles since July 1991. General Textiles filed for Chapter 11 Reorganization in July 1992 and emerged from Chapter 11 Reorganization on May 28, 1993. Prior to joining General Textiles, Mr. Mowbray was employed from July 1990 to July 1991 as Chief Financial and Operating Officer for Casfam, Inc., an off-price lingerie retailer. From June 1986 through June 1990, he was an independent management consultant to retail clients. From November 1981 to June 1986, Mr. Mowbray was Senior Vice President and Chief Financial Officer of Clothestime, Inc.

         BENSON A. SELZER, Chairman and Director. Mr. Selzer has for more than the past five years been engaged in merchant and investment banking and corporate management activities. His activities have concentrated on situations involving financially and/or operationally troubled companies. He has been Chairman and a Director of the Company since January 1992. He has been a Director of General Textiles since its acquisition in July 1992 (at which time it filed for Chapter 11 Reorganization and emerged from Chapter 11 Reorganization on May 28, 1993). He was Chairman of the Board and a Director of Tyco from September 1988 until July 1991. Mr. Selzer served in various capacities as an officer and director of the following companies or their affiliates, which filed for Chapter 11 Reorganization within the past five years: C-B/Murray, American Specialty, and Canadian's Corp. Benson A. Selzer is the father of John A. Selzer. Benson A. Selzer and Joseph Eiger have been business associates in a number of business ventures during the past 20 years.

         JOSEPH EIGER, Vice Chairman, Executive Vice President and Director. Mr. Eiger has been engaged, for more than the past five years, as a corporate manager and entrepreneur who has been involved in numerous acquisitions, divestitures and financings. His activities have concentrated on situations involving financially and/or operationally troubled companies. He has been Vice Chairman, Executive Vice President and a Director of the Company since January 1992. He has been a Director of General Textiles since its acquisition in July 1992 (at which time it filed for Chapter 11 Reorganization and emerged from Chapter 11 Reorganization on May 28, 1993). Mr. Eiger served in various capacities as an officer and director of the following companies or their affiliates, which filed for Chapter 11 Reorganization within the past five years: C-B/Murray, American Specialty and Canadian's Corp.

         JOHN J. BORER III has been a Director of the Company since July 1994. Since October 1991, Mr. Borer has been a Managing Director and Senior Vice President of Rodman & Renshaw, Inc., the Representative of the Underwriters of the Company's 1994 Offering. Prior to October 1991, Mr. Borer was a Senior Vice President for Security Pacific Business Credit Inc. Mr. Borer served as a Director of Canadian's Corp., which filed for Chapter 11 Reorganization in 1996.

         EDWIN C. NEVIS has been a Director of the Company since July 1994. Since 1991, Dr. Nevis has been the Director of Special Studies, Organizational Learning Center Systems Dynamics Group, at the Sloan School of Management at the Massachusetts Institute of Technology. From 1986 to 1991, Dr. Nevis was the Director of Executive Program Development at the Sloan School of Management. Since 1969, Dr. Nevis has also been President of Wellfleet House, Inc., a management education and development and organization development consulting firm. Dr. Nevis received his Ph.D in Industrial and Organizational Psychology from Western Reserve University in 1954.

         FRANCIS G. WARBURTON, Director. Mr. Warburton has been a Director of the Company since March 1992 and a Director of General Textiles since February 1994. He served as a Director of Nasta International Inc. from May 1987 until September 1990. He has been President of Warburton & Associates, Inc., a consulting firm specializing in mergers and acquisitions, since December 1985.

         BARTON P. FERRIS, JR. has been a Director of the Company since July 1994. Since October 1995, Mr. Ferris has been a Managing Director of Commonwealth Associates, an investment banking firm which was the Placement Agent for the 1996 Offering. From 1990 to October 1995, Mr. Ferris was a Managing Director of Lepercq, De Neuflize & Co. Incorporated, a merchant banking firm, and a member of its Board of Directors. Mr. Ferris is presently a Director of Ronson Corporation.

         JOSEPH J. COLLINS has been a Director of the Company since July 1994. Mr. Collins has over twenty years of diversified retail management and consulting experience. Since 1995, Mr. Collins has been Executive Vice President of Kmart Corporation ("Kmart"). Prior to joining Kmart, Mr. Collins managed retail business transformation projects for Gemini Consulting, Inc., a consulting firm which provides business transformation and information technology services to primarily Fortune 500 companies. From 1990 to 1993, Mr. Collins was President of Capital Management Corp., a consulting firm specializing in performing due diligence for acquisitions and management workouts. From 1992 to 1993, Mr. Collins served as Consultant and Vice President
- - Operational Planning of Montgomery Ward.

         H. JURGEN SCHLICHTING has been a Director of the Company since November 1995. From 1986 to 1993, Mr. Schlichting served as Managing Director and Chief Executive - North America for Westdeutsche Landesbank. Mr. Schlichting also serves as a strategic and financial advisor to the Company pursuant to an Advisory Agreement dated November 1, 1995 which expires in November 1996.

         JAMES M. BAKER has been the Chief Financial Officer of General Textiles since November, 1995 and of Factory 2-U since its acquisition by the Company in November 1995. Mr. Baker joined General Textiles in May 1991 and served as Director of Budgeting and Planning responsible for budgeting, warehousing, loss prevention, inventory control and administration. Prior to joining General Textiles, Mr. Baker was Controller for Oshman's Sporting Goods.

         KEVIN FRABOTTA has been Senior Vice President of Store Operations of General Textiles since August, 1995 and of Factory 2-U since its acquisition by the Company. From 1992 until joining the Company, Mr. Frabotta was Vice President of Operation for General Cinema Theatres. From 1985 to 1992, Mr. Frabotta was Vice President of Stores with Oshman's Sporting Goods. Prior to 1985, Mr. Frabotta also held various positions with General Mills Specialty Retailing Group, including Vice President of Stores and Vice President of Human Resources.

         MARY McNABB, Vice President - Merchandising of General Textiles and Factory 2-U, joined General Textiles in 1990 and before then was employed by One Price Clothing. Ms. McNabb has over 26 years of experience in retail buying and merchandising.

         DENIS LeCLAIR, Vice President - Merchandising of General Textiles and Factory 2-U, joined General Textiles in 1991 as a buyer and since 1992 has held his current position. Mr. LeClair has over 25 years of experience in retail and has served in various buying and merchandise management positions for several department store and specialty chains.

         The Company has a classified Board of Directors, under which its nine members are divided into three classes. the term of office of each Director in a given class expires at the third annual meeting of stockholders following his election. The classification of the Board of Directors was implemented by the Company in 1994 and, accordingly, the initial terms of six out of the nine directors on the Board at that time were for less than three years.

         General Textiles' By-Laws provide that the Board of Directors of General Textiles will be comprised of the same directors as that of Family Bargain's Board of Directors. In addition, the Board of Directors of General Textiles is subject to the same restrictions concerning transactions with affiliates, other than transactions with Family Bargain, and acquisitions of businesses outside of certain Standard Industrial Classification Codes to which the Board of Directors of General Textiles is subject. The Plan of Reorganization provides that if General Textiles fails to make certain minimum payments to holders of Subordinated Notes, the holders of the Original Lender Subordinated Notes and the Creditors Committee will have the right to elect a minority of the directors in certain circumstances and all of the directors in other circumstances. See "Management's Discussion And Analysis Of Financial Conditions and Results of Operations--Liquidity and Capital Resources." Until the Subordinated Notes are paid in full or properly cancelled, the Board of Directors of the General Textiles must be comprised of at least five members. The officers of the Company and General Textiles serve at the discretion of their respective Boards of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth compensation information relating to the Company's Chief Executive Officer, its four most highly compensated executive officers (other than the Chief Executive Officer) and all directors and executive officers of the Company as a group, as of January 27, 1996, January 28, 1995, and January 29, 1994, the end of the Company's three most recently completed fiscal years, for services rendered in all capacities to the Company and its subsidiaries during such respective fiscal years.

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                          LONG TERM COMPENSATION
============================================================================================================================
                                                                                           AWARDS
============================================================================================================================
                                                                                  Restricted    Securities
Name and Principal         Fiscal                               Other Annual        Stock      Underlying      All Other
Position                    Year     Salary          Bonus     Compensation         Award(s)  Options/SARs   Compensation
- ----------------------------------------------------------------------------------------------------------------------------
John A. Selzer,             1996    $184,423       $      0       $--(2)           $      0      55,000       $      0
Chief Executive Officer     1995    $175,000       $ 70,000       $--(2)           $      0           0       $      0
and President               1994    $ 93,750(1)    $  6,731       $   0            $      0           0       $      0
- ----------------------------------------------------------------------------------------------------------------------------
Benson A. Selzer,           1996    $221,308       $      0       $--(2)           $      0      75,000       $      0
Chairman                    1995    $210,000       $ 84,000       $--(2)           $      0           0       $      0
                            1994    $157,500(3)    $  8,077       $22,766(4) $            0           0       $ 40,040(5)
- ----------------------------------------------------------------------------------------------------------------------------
Joseph Eiger,               1996    $205,500       $      0       $--(2)           $      0      75,000       $      0
Vice Chairman and           1995    $195,000       $ 78,000       $--(2)           $      0           0       $      0
Executive Vice President    1994    $146,250(6)    $  7,500       $42,350(7) $            0           0       $ 28,628(8)
- ----------------------------------------------------------------------------------------------------------------------------
William W. Mowbray,
Chief Financial Officer,
President and Chief                                                                                                  1
Executive Officer of        1996    $260,345       $224,852       $--(2)           $      0      91,667       $      0
General Textiles and        1995    $210,048       $164,800       $--(2)           $      0           0       $      0
Factory 2-U                 1994    $150,000(9)    $162,790       $--(2)           $      0       8,333(0)    $      0
- ----------------------------------------------------------------------------------------------------------------------------
Kevin P. Frabotta,          1996    $ 57,115       $ 28,488       $--(2)           $      0      17,000              0
Senior Vice President of
General Textiles and
Factory 2-U(11)(12)
============================================================================================================================


(1)      Represents salary earned from May 1, 1993 until January 29, 1994. John
         A. Selzer's annual salary increased from $100,000 to $175,000 effective November 1, 1993.

(2) The aggregate amount of such compensation is less than the lesser of either $50,000 or 10% of such person's total annual salary and bonus.

(3)      Represents salary earned from May 1, 1993 until January 29, 1994.


(4) Represents payments of $11,340 for automobile expenses, $9,231 for a driver, and $2,195 for country club dues, which were paid pursuant to the terms of Benson A. Selzer's employment agreement.

(5) Represents payments for life insurance premiums, which were paid pursuant to the terms of Benson A. Selzer's employment agreement.

(6)      Represents salary earned from May 1, 1993 until January 29, 1994.

(7) Represents payments of $18,119 for automobile expenses and $24,231 for a driver, which were paid pursuant to the terms of Mr. Eiger's employment agreement.

(8) Represents payments for life insurance premiums, which were paid pursuant to the terms of Mr. Eiger's employment agreement.

(9)      Represents salary earned from May 1, 1993 until January 29, 1994.

(10) Represents options to purchase shares of Common Stock granted to Mr. Mowbray on December 28, 1993 at an exercise price, as amended, of $1.375 per share.

(11)     Represents salary earned from August 21, 1995 until January 27, 1996.

(12) In addition to Mr. Frabotta, although not an executive officer, Ms. McNabb's compensation in fiscal year 1996 equalled $154,372 (salary), $11,535 (bonus), and $6,000 (other).

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                     Annual Rates of Stock
                                                                                                    Price Appreciation for
                            Individual Grants                                                           Option Term (2)
- -----------------------------------------------------------------------------------------------------------------------------
                              Number of        % of Total
                             Securities       Options/SARs      Exercise
                             Underlying        Granted to       or Base
                            Options/SARs      Employees in       Price
          Name             Granted (#)(1)      Fiscal Year       ($/sh)        Expiration Date       5%($)         10%($)
- -----------------------------------------------------------------------------------------------------------------------------
John A. Selzer(3)              55,000             10.3%          $1.375        April 13, 2005       $47,560       $120,527
Benson A. Selzer(3)            75,000             14.0%          $1.375        April 13, 2005       $64,855       $164,355
Joseph Eiger(3)                75,000             14.0%          $1.375        April 13, 2005       $64,855       $164,355
William W. Mowbray (3)         88,333             16.5%          $1.375        April 13, 2005       $76,384       $193,573
Kevin P. Frabotta(3)           17,000             3.2%           $1.375       September 1, 2005     $17,473       $26,883
=========================  ===============  ================= ============  ===================== ============ ==============

- --------------------

(1) The options granted are exercisable for 10 years, subject to earlier expiration in the event of termination of employment with Family Bargain. All of the options, other than Mr. Frabotta's, are fully-vested. The Company accelerated the vesting of Mr. Mowbray's options when Mr. Mowbray became Chief Executive Officer of General Textiles in August 1995. Mr. Frabotta's options vest one-third each year commencing September 1, 1996.

(2) These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions.

(3) The market price of the Common Stock on the date of all such grants was $1.375 per share.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            FY-END OPTION/SAR VALUES

                                                                      Number of Securities     Value of Unexercised
                                                                     Underlying Unexercised   In-the-Money Options/
                                                                     Options/SARs at Fiscal  SARs at Fiscal Year End
                                                                          Year End (#)                 ($)

                          Shares Acquired On                              Exercisable/             Exercisable/
         Name                  Exercise         Value Realized ($)        Unexercisable            Unexercisable
         ----                  --------         ------------------        -------------            -------------
John A. Selzer                    0                      0                  75,833/0                $47,395/0
Benson A. Selzer                  0                      0                 163,917/0               $102,448/0
Joseph Eiger                      0                      0                 163,917/0               $102,448/0
William W. Mowbray                0                      0                 100,000/0                $62,500/0
Kevin P. Frabotta                 0                      0                  0/17,000                0/$10,625

No SARs have been issued by Family Bargain.

MANAGEMENT OPTIONS

       On April 13, 1995, the Board of Directors authorized the issuance of options to purchase an aggregate of 540,000 shares of Common Stock to certain Directors, officers and employees of Family Bargain, the Company and General Textiles. On April 18, 1995, the Executive Committee set the exercise price of such options at $1.375 per share, the closing bid price of the Family Bargain Common Stock on April 12, 1995 on the NASDAQ SmallCap Market. In September 1995, the Company granted options to purchase 85,833 shares of Common Stock to certain directors, officers and employees of the Company, General Textiles and Factory 2-U. COMPENSATION OF DIRECTORS

       All directors are reimbursed for any out-of-pocket travel expenses incurred by them in attending meetings of the Board of Directors or committees thereof. Directors who are not salaried employees of the Company, General Textiles or Factory 2-U receive a $1,500 fee for each Board or committee meeting attended. There are no other arrangements or agreements pursuant to which any of the Directors are entitled to be compensated for serving as directors. EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION

       Benson A. Selzer is employed by the Company pursuant to an employment agreement for an initial three year term expiring on June 1, 1996, providing for automatic one-year renewals unless either party gives notice of termination to the other. The agreement provides, among other things, for an annual base salary of $232,000, subject to annual increases of 5%. In November 1995, following the acquisition of Factory 2-U, the base salary was increased to $350,000 per year effective with fiscal year 1997. Mr. Selzer is eligible to receive a bonus of up to 100% of his base salary based on the Company's pre-tax income, as defined in the employment agreement. Bonus payments ranging from 10% to 100% of base salary are earned if Family Bargain achieves specified thresholds of Family Bargain's pre-tax income, as set forth in the employment agreement. Mr. Selzer also receives a car allowance of $700 per month. The agreement permits Family Bargain to terminate Mr. Selzer's employment at its discretion, provided that if his employment is terminated without cause, as defined, Mr. Selzer will be entitled to a severance payment equal to his base salary for the remainder of the term. In addition, upon the occurrence of a change of control, as defined, of Family Bargain, Mr. Selzer may terminate his employment agreement and receive, as a severance payment, an amount equal to his base salary for the remainder of the term. Severance payments are payable within 30 days of termination of the agreement.

       Joseph Eiger is employed by the Company pursuant to an employment agreement having substantially the same terms as those of Benson A. Selzer's agreement, except that his base salary is $215,000. In November 1995, following the acquisition of Factory 2-U, the base salary was increased to $340,000 per year effective with fiscal year 1997.

       John A. Selzer is employed by the Company pursuant to an employment agreement having substantially the same terms as those of Benson A. Selzer's agreement, except that he receives an annual base salary of $193,000.

       William W. Mowbray is employed by General Textiles pursuant to an employment agreement for a term expiring on August 1, 1998, subject to automatic one year extensions each August unless terminated by either party. Under the agreement, Mr. Mowbray receives a base salary of $300,000 per year subject to annual increases of 5% plus any increase in the Consumer Price Index. He is eligible to receive a bonus of up to 100% of his base salary based on General Textiles' EBITDA, as defined in the agreement. Bonus payments are earned if General Textiles achieves specified thresholds of its EBITDA plan, as set forth in Mr. Mowbray's employment agreement. Bonus payments range from 10% of his base salary, if General Textiles earns 85% of its EBITDA plan, to 100% of base salary if General Textiles earns 202% of its EBITDA plan. Mr. Mowbray receives a car allowance of $850 per month, plus related expenses. The Company does not carry any key man life insurance on Mr. Mowbray.

       Kevin P. Frabotta is employed by General Textiles pursuant to an employment agreement for a term expiring on August 21, 1998. Under the agreement, Mr. Frabotta receives a base salary of $135,000 per year subject to annual increases of 5% plus any increase in the Consumer Price Index. He is eligible to receive a bonus of up to 100% of his base salary under conditions substantially the same as those of Mr. Mowbray. Mr. Frabotta receives a car allowance of $750 per month, plus related expenses.

       The Company entered into an Advisory Agreement dated as of November 1, 1995 with Mr. Schlichting pursuant to which he provides strategic and financial advisory services to the Company and receives compensation of $100,000 per year, plus bonuses upon the occurrence of certain events. The Advisory Agreement terminates on November 1, 1997.

       General Textiles entered into a Consulting Agreement dated as of October 1995 with Joel Mandel pursuant to which he provides consulting services to the Company and receives compensation of $125,000 for the first three years, $187,500 for the fourth and fifth years during the agreement's five year term. Such compensation is paid monthly in arrears. The Company is a guarantor under this Consulting Agreement.

       Pursuant to the Reorganization Plan, Transnational Capital Ventures, Inc. ("TCV"), a company owned by Joseph Eiger, entered into a Management Agreement with General Textiles pursuant to which it is entitled to receive from General Textiles a management fee of $30,000 per month and $5,000 in expenses. TCV also is entitled to a bonus of 10% of the amount by which General Textiles' EBITDA exceeds specified earnings levels set forth in the Management Agreement. There was no bonus payable for the fiscal year ended January 27, 1996. Pursuant to an arrangement with TCV, Benson A. Selzer is entitled to receive one-half of any management fees and bonus payments payable to TCV under the Management Agreement. TCV has assigned to the Company all of its rights and obligations under the Management Agreement, including its right to receive all future bonus payments and monthly management fees. The obligations of General Textiles under the Management Agreement are subordinated to General Textiles payment obligations under the Secured Term Note and the GT Revolving Credit Facility.

       Under the terms of General Textiles' debt instruments, General Textiles is subject to certain covenants, including limitations on executive compensation. General Textiles may not increase the combined base salaries or employee benefits of its President, Executive Vice President or any Senior Vice President in any fiscal year by more than 10%. Bonuses to such officers are also limited to between 10% of base salary (in the event that EBITDA of General Textiles is between 85% and 90% of Target EBITDA (as defined in the debt instruments ("Target EBITDA"))) and 68% - 100% of base salary (in the event EBITDA of General Textiles is 138% or more of Target EBITDA).

TAX SHARING AND OTHER AGREEMENTS

       The Company and General Textiles are parties to the Tax Sharing Agreement which was entered into in connection with the Reorganization Plan. The Tax Sharing Agreement requires General Textiles to pay to the Company an amount equal to 80% of the reduction in General Textiles' federal income tax liability, if any, caused by General Textiles filing its federal income tax return on a consolidated basis with the Company as opposed to filing its federal income tax return separately from the Company. The Tax Sharing Agreement also requires the Company to pay to General Textiles 80% of the reduction in the Company's federal income tax liability, if any, caused by the Company filing its federal income tax return on a consolidated basis with General Textiles, as opposed to filing its federal income tax return separately from General Textiles. Payments to the Company or General Textiles under the Tax Sharing Agreement are made monthly with respect to the estimated reduction, if any, in such tax liability.

BOARD COMMITTEES; COMPENSATION COMMITTEE AND INSIDER PARTICIPATION

       In accordance with the By-Laws of the Company, the Board of Directors has designated three committees, an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee acts between Board meetings on all corporate matters and nominates candidates for membership on the Audit and Compensation Committees. Certain actions by the Executive Committee require prior approval of the Audit Committee or the Compensation Committee as described below The members of the Executive Committee are Benson A. Selzer (Chairman), Joseph Eiger and John A. Selzer.

       The Compensation Committee reviews and approves compensation arrangements for top management and employee compensation programs and administers the Company's stock option plans. The Company's Board of Directors determines the compensation of the Company's executive officers based on recommendations from the Compensation Committee. The compensation of Messrs. Selzer and Eiger is determined pursuant to their respective employment agreements, each of which was approved by the Compensation Committee and the Company's Board of Directors. The Compensation Committee consists of Joseph Eiger, Joseph J. Collins, and John J. Borer III.

       The Audit Committee reviews and evaluates the results and scope of the audit and other services provided by the Company's independent accountants, as well as the Company's accounting principles and system of internal accounting controls. The Company's By-Laws provide that affiliated transactions and acquisitions by Family Bargain of business not within certain SIC Codes (including certain codes covering wholesale apparel trade, retail stores, and apparel stores) must be unanimously approved by the Audit Committee: provided, however, that (i) if at any time there are fewer than two independent directors designated or approved by the representative of the 1994 Offering on the Audit Committee, such transactions shall require the unanimous consent of all independent directors on the Board of Directors and
(ii) if at any time there are no remaining shares of Series A Convertible Preferred Stock outstanding, acquisition by Family Bargain of businesses not within certain SIC Codes will require approval by only a majority of the Audit Committee. The members of the Audit Committee are Francis G. Warburton, John J. Borer III and Joseph J. Collins.

       During fiscal 1996, there were two meetings of the Executive Committee, one meeting of the Audit Committee, and one meeting of the Compensation Committee of the Board of Directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

       The Company's Certificate of Incorporation provides that, pursuant to Delaware law, no director shall be personally liable for monetary damages for breach of his fiduciary duty as a director to the Company and its stockholders in connection with his acts or omissions. This provision in the Certificate of Incorporation does not eliminate the director's fiduciary duty and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief are available. In addition, each director is subject to liability for breach of his duty of loyalty to the Company or to the stockholders, including acts leading to improper personal benefit to the director and payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision does not affect a director's responsibilities under any other law, such as the federal or state securities laws.

       In addition, the Company's Certificate of Incorporation provides that the Company will indemnify, to the fullest extent permitted by Delaware law, each person the Company has the power to indemnify under such law which includes, among others, the Company's directors, officers, employees and agents. The Company believes that indemnification under its Certificate of Incorporation covers at least negligence and gross negligence by indemnified parties and permits the Company to advance litigation expenses in the case of stockholder derivative actions or other actions against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification. The Company believes that these Certificate of Incorporation provisions are necessary to attract and retain qualified persons as directors and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The outstanding voting stock of the Company, as of April 22, 1995, consisted of 4,111,635 shares of Common Stock. Holders of shares of Common Stock are entitled to one vote per share. Holders of shares of Series A Convertible Preferred Stock are not entitled to vote, except under certain limited circumstances.

COMMON STOCK

       The following table identifies each person or entity known to the Company to be the beneficial owner of more than 5% of Family Bargain's Common Stock, each executive officer of the Company and each director of the Company and all directors and executive officers of the Company as a group, and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and such group and the percentage of the shares of the Company's outstanding Common Stock owned by each such person and group.

                                           AMOUNT AND           PERCENT OF CLASS             PERCENT OF CLASS
                                            NATURE OF         PRIOR TO CONVERSION           ASSUMING CONVERSION
     NAME OF BENEFICIAL OWNER AND          BENEFICIAL       OF SERIES A CONVERTIBLE       OF SERIES A CONVERTIBLE
          IDENTITY OF GROUP               OWNERSHIP(1)          PREFERRED STOCK               PREFERRED STOCK
- ------------------------------------------------------------------------------------------------------------------
Kabushi Investments Limited(3)               607,275                 14.7%                         4.0%
11 Myrtle Street
Douglas, Isle of Man
- ------------------------------------------------------------------------------------------------------------------
Jungfrau Trust, Jorvik                       607,275                 14.7%                         4.0%
Limited, Trustee
11 Myrtle Street
Douglas, Isle of Man(3)
- ------------------------------------------------------------------------------------------------------------------
Benson A. Selzer (2)(4)                      771,192                 18.0%                         5.4%
- ------------------------------------------------------------------------------------------------------------------
Joseph Eiger(2)(5)                           163,917                  3.8%                         1.0%
- ------------------------------------------------------------------------------------------------------------------
John A. Selzer(2)(6)                         75,833                   1.8%                          .9%
- ------------------------------------------------------------------------------------------------------------------
William W. Mowbray(7)(8)                     105,000                  2.5%                          .6%
- ------------------------------------------------------------------------------------------------------------------
Kevin P. Frabotta(7)                            0                      0%                           0%
- ------------------------------------------------------------------------------------------------------------------
John J. Borer III(10)                        20,000                   .4%                           .1%
245 Park Avenue, 28th Flr.
New York, NY 10167
- ------------------------------------------------------------------------------------------------------------------
Barton P. Ferris, Jr.(9)(10)                 20,000                   .4%                          0%.1
610 West End Avenue
New York, New York 10024
- ------------------------------------------------------------------------------------------------------------------
Edwin C. Nevis(10)                           20,000                   .4%                           .1%
1501 Beacon Street, #1905
Brookline, MA 02146
- ------------------------------------------------------------------------------------------------------------------
Mary McNabb(7)(10)                           17,583                   .4%                           .1%
- ------------------------------------------------------------------------------------------------------------------
Denis LeClair(7)(10)                         17,583                   .4%                           .1%
- ------------------------------------------------------------------------------------------------------------------
Francis G. Warburton(10)                     22,500                   .5%                           .1%
P.O. Box 162
Washington Crossing, PA 18977
- ------------------------------------------------------------------------------------------------------------------
Joseph J. Collins(10)                        20,000                   .4%                           .1%
25 Airport Road
Morristown, NJ  07960
- ------------------------------------------------------------------------------------------------------------------
H. Jurgen Schlichting                           0                      0%                            0
8 East 76th St.,
New York, NY 10021
- ------------------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as     1,860,883                39.1%                         12.6%
a Group(11)(13 persons)
- ------------------------------------------------------------------------------------------------------------------

 --------------------

(1) Unless otherwise indicated, all stockholders have sole voting rights and sole power to dispose of their shares. For a description of the rights of members of the Creditors Committee and holders of Original Lender Subordinated Notes to elect members of GT's Board of Directors if a specified percentage of the Subordinated Notes are not repaid, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" and "Directors and Executive Officers of the Registrant."

(2) The address for Benson A. Selzer, Joseph Eiger and John A. Selzer is 315 East 62nd Street, New York, New York 10021.

(3) Jungfrau Trust, a Liechtenstein discretionary trust, is the sole stockholder of Kabushi. The beneficiaries of Jungfrau Trust include the children of Joseph Eiger. Jorvik Limited, a professional trust company, is the trustee of the Jungfrau Trust and, in such capacity, exercises sole voting and investment power over the shares of Common Stock held by Jungfrau Trust. David Moorhouse is the Chief Executive Officer of Jorvik Limited.

(4) Also includes 163,917 shares of Common Stock issuable upon the exercise of options. Mr. Selzer owns 23,225 shares of Series A Convertible Preferred Stock which are only reflected in the "Percent of Class Assuming Conversion" column of the preceding chart. See "EXECUTIVE COMPENSATION." Benson A. Selzer is the father of John A. Selzer and each of them disclaims any beneficial ownership interest in each other's holdings.

(5) Represents 163,917 shares of Common Stock issuable to Mr. Eiger upon the exercise of options. Does not include any shares owned by Kabushi. Jungfrau Trust, a Liechtenstein discretionary trust, is the sole stockholder of Kabushi. The beneficiaries of Jungfrau Trust include the children of Joseph Eiger. Jorvik Limited, a professional trust company, is the trustee of the Jungfrau Trust and, in such capacity, exercises sole voting and investment power over the shares of Common Stock held by Jungfrau Trust. David Moorhouse is the Chief Executive Officer of Jorvik Limited. Mr. Eiger disclaims any beneficial interest in the shares beneficially owned by Jungfrau Trust and Kabushi.

(6) Represents 75,833 shares of Common Stock issuable to John A. Selzer upon exercise of options. John A. Selzer is Benson A. Selzer's son and each disclaims any beneficial ownership interest in the other's holdings. Mr. Selzer owns 25,000 shares of Series A Convertible Preferred Stock which are only reflected in the "Percent of Class Assuming Conversion" column of the preceding chart. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Private Placements."

(7) The address for Mr. Mowbray, Mr. Frabotta, Ms. McNabb, and Mr. LeClair is 4000 Ruffin Road, San Diego, CA 92123.

(8) Represents shares of Common Stock owned and 100,000 shares issuable upon exercise of vested options.

(9) Mr. Ferris owns 500 shares of Series A Convertible Preferred Stock which are only reflected in the "Percent of Class Assuming Conversion" column of the preceding chart.

(10) Includes 20,000 shares of Common Stock issuable upon exercise of options, except in the case of Ms. McNabb and Mr. LeClair in which there are 17,583 shares issuable to each upon exercise of their options.

(11) Includes the shares beneficially owned by Messrs. Benson A. Selzer, Eiger, John A. Selzer, Warburton, Mowbray, Borer, Nevis, Collins, Schlichting and Ferris, except as otherwise set forth herein (see Notes 1-10).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The following information relates to certain transactions between the Company and related parties, including officers, directors and certain related entities. It is the Company's policy that it will not enter into any transactions with officers, directors or beneficial owners of more than 5% of any class of voting securities, or their affiliates, on terms which are less favorable to the Company than could be obtained from unaffiliated third parties, and that all such transactions will require the approval of all of the members of the Company's Audit Committee; provided, however that if at any time there are fewer than two independent directors designated or approved by the representative of the underwriters of the 1994 Offering on the Audit Committee, such transactions will require the unanimous consent of all independent directors on the Board of Directors.

GENERAL

       In January 1992, the Principal Stockholders acquired a controlling interest in the Company in exchange for the transfer of their controlling interest in C-B/Murray and their option to acquire a controlling interest in Mandel-Kahn, which the Company subsequently exercised. Following these transactions, Benson A. Selzer, Joseph Eiger and John A. Selzer were appointed senior executive officers and directors of the Company. During 1992 and 1993, C-B/Murray and Mandel-Kahn experienced severe financial problems which ultimately led to the liquidation of C-B/Murray under Chapter 11 of the U.S. Bankruptcy Code and the liquidation of Mandel-Kahn.

       In July 1992, the Principal Stockholders through Batra acquired General Textiles. Selzer/Eiger implemented a strategic plan for the reorganization and restructure of General Textiles, the first phase of which began with the filing by General Textiles for Chapter 11 Reorganization. After Selzer/Eiger put into place several major components of the strategic plan, General Textiles was sold to the Company in December 1992 for a purchase price comprised primarily of additional equity in the Company, including the right to receive up to $10.0 million of additional equity based on future earnings of General Textiles. Under the continued direction of Selzer/Eiger, General Textiles successfully negotiated the Reorganization Plan which became effective on May 28, 1993. In connection therewith, the Company invested $3.0 million in General Textiles in exchange for 100% of General Textiles' equity.

       During the latter part of 1992 and in 1993, the Company required a significant amount of financing, primarily to fund the Company's equity investment in General Textiles, its efforts to turnaround C-B/Murray and Mandel-Kahn and for ongoing operating expenses. In order to obtain this financing, the Company sold a variety of debt and equity securities through a series of private placements. Selzer/Eiger provided a significant amount of the funds raised by the Company for these purposes. In addition, in order to facilitate the Company's financing programs and enhance the Company's credit, Benson A. Selzer and Joseph Eiger personally guaranteed certain loans of the Company and granted put options to certain investors. Messrs. Selzer and Eiger also were granted call options from certain investors. Because a registration statement covering certain shares of Common Stock was filed with the Commission in April 1994, by their terms such put options and call options were terminated.

         As a result of the foregoing transactions, Selzer/Eiger hold a significant amount of the outstanding Common Stock of the Company. In connection with the 1994 Offering, the Principal Stockholders amended certain of their arrangements with the Company by which they would be entitled to receive additional Common Stock upon achievement by General Textiles of certain earnings thresholds in exchange for the issuance upon completion of the 1994 Offering of a reduced number of shares of Common Stock. In addition, Benson A. Selzer and Joseph Eiger agreed with the 1994 Offering Representative to reduce their compensation and transfer to the Company the right of an affiliated entity to receive certain payments from General Textiles under the Management Agreement. See "Directors and Executive Officers of the Registrant -- Employment Agreements and Other Compensation."

       There are no voting or other agreements between the Principal Stockholders or between Benson A. Selzer and Joseph Eiger pursuant to which they have agreed to act in concert regarding their respective investments in the Company. However, Messrs. Selzer and Eiger have been business associates in a number of ventures during the past 20 years and consult closely with each other on decisions relating to the Company.

       Set forth below is a description of the transactions summarized above and certain other transactions involving Selzer/Eiger.

ACQUISITION OF GENERAL TEXTILES

       In July 1992, Selzer/Eiger through Batra acquired its interest in General Textiles from an unaffiliated investor group for a purchase price of $50,000 in cash and the assumption of a $565,000 promissory note. In addition, Batra agreed to pay an additional $415,960 upon the financial restructuring of General Textiles if Selzer/Eiger retained control of General Textiles.

       On December 31, 1992, the Company acquired from Batra, a company controlled by the Principal Stockholders, approximately 79% of the common stock of FBS Holdings, Inc. ("FBS Holdings"), the parent company of General Textiles, and 88% of the Class B Preferred Stock of FBS Holdings, pursuant to an agreement dated December 31, 1992 between Batra and the Company, as amended (the "GT Acquisition Agreement"), for the following consideration:

                    (i) an agreement to pay $775,000 for reimbursement of
             expenses incurred by Batra in connection with its acquisition of General Textiles (the "Batra Reimbursement Expenses"), which amount was paid through the issuance of 15% Units in May 1993, (see "Private Placements -- 15% Units" below), and the assumption of approximately $554,000 of obligations previously assumed by Batra in connection with its acquisition of General Textiles;

                    (ii) $2.0 million face amount of the Company's then
             authorized Series A convertible preferred stock, which was subsequently converted into 193,795 shares of Common Stock; and

                    (iii) an agreement by the Company to pay to Batra up to an additional $10.0 million, which amount was to be paid by issuing additional shares of Common Stock based on General Textiles' EBITDA, as defined in the agreement, during the twelve months ended April 30, 1994 and April 30, 1995 (the "Batra Earnout"). The value of Common Stock to be issued for each of these periods was to be 100% of the EBITDA earned during such period, subject to an aggregate maximum of $10.0 million in value for the two periods. The actual number of shares of Common Stock to be issued was to be determined by dividing the EBITDA achieved by the average trading price of the Common Stock during the 60 days prior to the date of issuance. For the twelve months ended January 27, 1996, General Textiles had achieved EBITDA, as defined in the agreement, of $10.7 million.

         The Company determined to pay this consideration for the FBS Holdings stock after Batra's stockholders submitted a proposal to the Company which was reviewed and negotiated by the sole independent director on the Company's Board of Directors with the assistance of an investment banking firm. Such firm issued a fairness opinion with respect to the transaction.

         In March 1993, for tax reasons, the acquisition of General Textiles was restructured as a merger of Batra into a subsidiary of the Company and the Company formed DRS Apparel for that purpose. As a result of the merger, Batra's stockholders, including the Principal Stockholders and SEG Associates (a general partnership, the partners of which were the Principal Stockholders and Michael
A. Gibbs, and which was subsequently dissolved) became entitled to the consideration previously paid or payable to Batra. In January 1994, the Principal Stockholders transferred to Michael A. Gibbs the right to receive 7.5% of the Batra Earnout.

         In connection with the 1994 Offering, the stockholders of Batra waived their right to receive the Batra Earnout in consideration for the issuance of 500,000 shares of Common Stock to the stockholders of Batra and Mr. Gibbs, of which 181,250 shares were issued to each of the Principal Stockholders.

ACQUISITION OF C-B/MURRAY,
MANDEL-KAHN AND RELATED TRANSACTIONS

         On January 2, 1992, the Company acquired options to acquire: (i) the common stock of CB/Camelot (the "CB Camelot Common Stock"), the parent company of C-B/Murray (the "CB Common Stock Option"), for no additional consideration, which common stock was held by the Principal Stockholders, (ii) the preferred stock of CB/Camelot (the "CB/Camelot Preferred Stock") having a liquidation preference of $2.3 million (the "CB Preferred Stock Option"), which preferred stock was held by the Principal Stockholders, and (iii) an option to purchase all of the common stock of Mandel-Kahn (the "Mandel-Kahn Option") held by affiliates of Benson A. Selzer and

Joseph Eiger. These acquisitions were effected pursuant to a Stock Purchase Agreement dated December 13, 1991, as amended (the "Purchase Agreement").

         In consideration for these options and the redemption of $2.0 million liquidation value of CB/Camelot Preferred Stock, the Company issued to each of the Principal Stockholders 720,892 shares of Common Stock. The shares of Common Stock issued to the Principal Stockholders represented in the aggregate in excess of 50% of the issued and outstanding Common Stock at the time of issuance. In March 1992, the Principal Stockholders transferred to Michael A. Gibbs, then Senior Vice President and a Director of the Company, 108,134 shares of Common Stock in consideration for promissory notes in the aggregate principal amount of $153,750. Mr. Gibbs agreed to vote the shares of Common Stock which he received as directed by the Principal Stockholders until such time as the notes were paid in full. The Principal Stockholders were also granted certain registration rights with respect to their shares.

         Pursuant to the Purchase Agreement, the Principal Stockholders and Mr. Gibbs agreed to classify an aggregate of 997,341 shares of Common Stock as Incentive Shares which would be surrendered to the Company if it did not achieve certain earnings thresholds for the twelve month periods ending April 30, 1993, 1994 and 1995. All of the Incentive Shares were surrendered to the Company and retired.

SALE OF MANDEL-KAHN

         On June 10, 1993, the Company sold the common stock of MKI Acquisition (the parent of Mandel-Kahn) to MKI Holding Corp. ("MKI Holdings"), a Selzer/Eiger company, in exchange for a promissory note pursuant to which MKI Holdings was required to pay to the Company an amount equal to its remaining investment value, if any, in Mandel-Kahn as of April 30, 1993. Subsequent to the sale, the Company determined that the Company's remaining investment in Mandel-Kahn had no value since all of the Company's investment had been written off and, accordingly, no consideration was paid to the Company. Under the sale agreement, the Company remained liable for up to $1.0 million under a guaranty in favor of TCB, Mandel-Kahn's senior lender, and an indemnification agreement with Joseph Eiger and Benson A. Selzer in respect of their $2.5 million guaranty in favor of TCB. In addition, the Company remained liable for severance payments of $150,000 to Mandel-Kahn's president. Following the sale, MKI Holdings decided to cease operations and liquidated the assets of Mandel-Kahn. Mandel-Kahn's assets were liquidated for less than the amount of its liabilities. The proceeds of the liquidation were used to repay outstanding secured indebtedness of Mandel-Kahn and Selzer/Eiger did not receive any of the proceeds thereof.

         In December 1993, the Company refinanced its obligation to TCB through the issuance of a $1.0 million principal amount promissory note which bears interest at 8.5% per year and is payable over three years commencing June 1994, and $2.5 million of the Company's Series C Convertible Preferred Stock. In connection therewith, Benson A. Selzer and Joseph Eiger agreed with TCB to repurchase, at the option of TCB, the $2.5 million liquidation value of Series C Convertible Preferred Stock in incremental amounts between April 1996 and July 1999. In addition, TCB granted an option to each of Messrs. Selzer and Eiger to purchase 50% of its Series C Convertible Preferred Stock at any time at its liquidation value and granted each of Messrs. Selzer and Eiger a proxy to vote its Series C Convertible Preferred Stock. Pursuant to an agreement dated May 11, 1994, the Company purchased all of TCB's shares of Series C Convertible Preferred Stock upon completion of the 1994 Offering for a purchase price of $2.5 million ($100 per share), plus accrued and unpaid dividends.

MANDEL-KAHN SETTLEMENT

         In January 1996, the Company entered into a settlement of an action which had been brought against certain of its affiliates, and certain members of its management in September 1993 in the District Court of Harris County, Texas by former stockholders of Mandel-Kahn arising out of the acquisition of Mandel-Kahn and its subsequent curtailment of operations and liquidation. See "Management's Discussion And Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

EMPLOYMENT, MANAGEMENT AND CONSULTING AGREEMENTS

         For description of employment agreements between the Company and certain officers, an advisory agreement with a Director of the Company, and the agreement of a Selzer/Eiger entity to transfer certain management fees and bonus payments to the Company, see "Directors and Executive Officers -- Employment Agreements and Other Compensation."

SHARE REPURCHASE

       In December 1995, the Company's Board of Directors approved the Company's purchase of 22,916.66 shares of Common Stock for a purchase price of $140,000 and the subsequent retirement of such shares in connection with the settlement between American Specialty Equipment Profit Sharing Plan, John A. Selzer and Joseph Eiger.

REGULATION S OFFERING

         A Director of the Company, Barton P. Ferris, Jr., is a Managing Director of Commonwealth Associates, the Placement Agent for the 1996 Offering. In addition to a commission on the securities sold in the 1996 Offering, Mr. Ferris received warrants to purchase 16,335 shares of Common Stock of the Company at an exercise price of $1.875 per share, exercisable commencing December 9, 1996.

         Prior to the execution of the Stock Purchase Agreement, there was no material relationship between the Company and Factory 2-U or between the directors and officers of the Company and the directors and officers of Factory 2-U.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report:

         The following is an index of the financial statements and exhibits included in this report or incorporated herein by reference.

         1) Financial Statements; the financial statements filed as part of this report are listed in the index to financial statements on page 26.

         2) Financial Statement Schedules; Financial Statement Schedules II, VIII and X filed as part of this report are listed in the index to financial statements on page 26.

         3)       Exhibits:

       EXHIBIT
         NO.      DESCRIPTION

         2.1 Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code of FBS Holdings, Inc. and General Textiles, d/b/a Family Bargain Centers ("Family Bargain") included in First Amended Disclosure Statement (2-Exhibit 2.1)

         2.3 Stock Purchase Agreement, dated June 10, 1993, by and between Diversified Retail Services, Inc. ("Retail") and MKI Holding Corp. (4-Exhibit 2)

         3.1 Restated Certificate of Incorporation of the Registrant (1-Exhibit 3.1)

         3.2 Amendments to the Restated Certificate of Incorporation of the Registrant (6-Exhibit 3.2)

         3.3      Amended and Restated By-Laws of the Registrant (6-Exhibit 3.4)

         4.1 Form of Certificate of Designation of Series A 9% Cumulative Preferred Stock (6-Exhibit 4.1)

         4.2 Special Series A 9% Cumulative Convertible Preferred Stock (6-Exhibit 4.3)

         4.3      Specimen Common Stock Certificate (1-Exhibit 4.2)

         4.4 Specimen Class C Redeemable Common Stock Purchase Warrant Certificate (1-Exhibit 4.3)

         4.5 Specimen Class D Redeemable Common Stock Purchase Warrant Certificate (1-Exhibit 4.4)

         4.6 Certificate of Designations of the Series C Convertible Preferred Stock (6-Exhibit 4.8(a))

         4.7 Certificate of Correction of the Certificate of Designations of the Series C Convertible Preferred Stock (6-Exhibit 4.8(b))

         4.8 Certificate of Designations of the Series D Convertible Preferred Stock (6-Exhibit 4.9(a))

         4.9 Certificate of Correction of the Certificate of Designations of the Series D Convertible Preferred Stock (6-Exhibit 4.9(b))

         4.10 Indenture, dated as of May 1993, between General Textiles and IBJ Schroder Bank & Trust Company (included in Exhibit 2.1 above)

         4.11     General Textiles Subordinated Notes Due 2003 (included in
                  Exhibit 2.1 above)

         4.12 Subordinated Reorganization Note Agreement, dated as of May 28, 1993, among General Textiles, Berkeley Atlantic Income Limited, Govett American Endeavor Fund Limited and London Pacific Life & Annuity Company (included in Exhibit 2.1 above)

         4.13 Junior Subordinated Reorganization Note Agreement, dated as of May 1993, among General Textiles, Berkeley Atlantic Income Limited, Govett American Endeavor Fund Limited and London Pacific Life & Annuity Company (included in Exhibit 2.1 above)

         4.14 Rights Agreement dated as of November 27, 1995 between the Registrant and Corporate Stock Transfer, Inc. (8-Exhibit 1)

         4.15 Certificate of Designations of the Series A Junior Participating Preferred Stock (included in Exhibit 4.14 above)

         10.1 Agreement, dated March 31, 1994, among Registrant, Bastian Holdings, Inc., Kabushi Investments Limited and Michael A. Gibbs (6-Exhibit 10.1)

         10.2 Agreement, dated as of March 16, 1994, among Registrant, DRS Apparel, Inc., L'Ancresse Holdings, Ltd., Kabushi Investments Ltd. and Bastian Holdings, Inc. (6-Exhibit 10.2)

         10.3(a) Stock Purchase Agreement, dated as of December 13, 1991, between the Hanover Partnership and the Registrant, incorporated by reference to Exhibit 1 of the Statement on
                  Schedule 13D, filed on January 13, 1992 by Bastian Holdings, Kabushi et al. with respect to the Common Stock of the Registrant (the "Bastian Holdings 13D")

         10.3(b) Assignment, dated as of January 2, 1992, by the Hanover Partnership in favor of Bastian Holdings and Kabushi, incorporated by reference to Exhibit 5 to the Bastian Holdings 13D

         10.3(c) Amendment, dated as of March 8, 1992, between the Hanover Partnership and the Registrant, incorporated by reference to
                  Exhibit 1 to Amendment No. 1 to the Bastian Holdings 13D, filed on March 18, 1992

         10.3(d) Amendment No. 2 to Stock Purchase Agreement, dated as of April 20, 1992, among the Hanover Partnership, Bastian Holdings, Kabushi, Michael A. Gibbs and the Registrant (3-Exhibit 10.5(d))

         10.3(e) Amendment No. 3 to Stock Purchase Agreement, dated June 30, 1992, among the Hanover Partnership, Bastian Holdings, Kabushi, Michael A. Gibbs and the Registrant (1-Exhibit 10.5(e))

         10.3(f) Assignment, dated as of January 3, 1992, by the Registrant in favor of DRE (1-Exhibit 10.5(f))

         10.4(a) Employment Agreement, dated as of April 24, 1992, among the Registrant, C-B/Murray and Benson A. Selzer (1-Exhibit 10.6(a))

         10.4(b) Amendment to Employment Agreement, dated as of June 16, 1992, among the Registrant, C-B/Murray, Mandel-Kahn and Benson A. Selzer (1-Exhibit 10.6(b))

         10.5(a) Employment Agreement, dated as of April 24, 1992, among the Registrant, C-B/Murray and Joseph Eiger (1-Exhibit 10.7(a))

         10.5(b) Amendment to Employment Agreement, dated as of June 16, 1992, among the Registrant, C-B/Murray, Mandel-Kahn and Joseph Eiger (1-Exhibit 10.7(b))

         10.9(a) Management Agreement, dated May 28, 1993, among DRS Apparel, Inc., General Textiles and Transnational Capital Ventures, Inc. (6-Exhibit 10.9 (a))

         10.9(b) Assignment (of Management Agreement), dated January 28, 1994, among DRS Apparel, Inc., General Textiles and Transnational Capital Ventures, Inc. (6-Exhibit 10.9(b))

         10.10(a) Amended and Restated Loan and Security Agreement, dated as of
                  October 14, 1993, between General Textiles and Guilford Investments, Inc. (6-Exhibit 10.10(a))

         10.10(b) First Amendment to Amended and Restated Loan and Security
                  Agreement (6-Exhibit 10.10(b))

         10.11 Option Agreement, dated January 28, 1994, between Registrant and Guilford Investments, Inc. (6-Exhibit 10.11)

         10.12 Agreement, dated January 28, 1994, between Registrant and Guilford Investments, Inc. (6-Exhibit 10.12)

         10.13 Federal Income Tax Allocation Agreement, dated May 28, 1993, between Registrant and General Textiles (6-Exhibit 10.13)


         10.14 Amended and Restated Loan and Security Agreement, dated as of October 14, 1993 Westinghouse Electric Corporation and General Textiles (6-Exhibit 10.14)

         10.15 Loan and Security Agreement, dated as of October 14, 1993, between General Textiles and Greyhound Financial Capital Corporation (6-Exhibit 10.15)

         10.15(a) Amendment No. 1 to Loan and Security Agreement, dated as of
                  July 14, between General Textiles and Greyhound Financial Capital Corporation (7-10.15(3))

         10.16 Second Amended and Restated Senior Secured Term Note (6-Exhibit 10.16)

         10.17 Amended and Restated Revolving Credit Note, dated October 14, 1993 from General Textiles in favor of Westinghouse Electric Corporation (6-Exhibit 10.17)

         10.18 Intercreditor, Standstill and Subordination Agreement, dated as of October 14, 1993, among Greyhound Financial Capital Corporation, Westinghouse Electric Corporation, Guilford Investments Inc. and General Textiles (6-Exhibit 10.18)

         10.19 Stock Pledge Agreement, dated as of October 14, 1993, between DRS Apparel, Inc. and Greyhound Financial Corporation (6-Exhibit 10.19)

         10.20 Purchase and Sale Agreement, dated as of December 28, 1993, between Guilford Investments, Inc. and Westinghouse Electric Corporation (6-Exhibit 10.20)

         10.21 Assignment and Assumption Agreement, dated December 29, 1993, between Guilford Investments, Inc. and Westinghouse Electric Corporation (6-Exhibit 10.21)

         10.22(a) Stock Option Agreement, dated September 20, 1991, among
                  Transnational Capital Ventures, Inc. ("TCV"), the Selzer Group, Inc. ("TSG") and the stockholders of Mandel-Kahn (3-Exhibit 10.14(a))

         10.22(b) Consent, dated as of December 11, 1991, among TCV, TSG and the stockholders of Mandel-Kahn (3-Exhibit 10.14(b))

         10.22(c) First Amendment to Stock Option Agreement, effective as of
                  January 7,1992, among TCV, TSG and the stockholders of Mandel-Kahn (3-Exhibit 10.14(c))

         10.22(d) Assignment of Contract, dated June 15, 1992, from TCV and TSG to MKI Acquisition (5-Exhibit 4)

         10.22(e) Amendment No. 2 to Stock Option Agreement, dated as of June
                  16, 1992, among TCV, TSG, Mandel-Kahn and the stockholders of Mandel-Kahn (5-Exhibit 5)

         10.22(f) Notice of Exercise, dated June 16, 1992, from MKI Acquisition to the stockholders of Mandel-Kahn (5-Exhibit 6)

         10.23 Stock Purchase Agreement, dated June 10, 1993, between Registrant and MKI Holding Corp. (6-Exhibit 10.23)

         10.24 Agreement and Plan of Merger, dated as of February 25, 1993, among Batra, Inc., L'Ancresse Holdings, Ltd., Kabushi Investments, Ltd., Bastian Holdings, Inc., Registrant and DRS Apparel, Inc. (6-Exhibit 10.24)

         10.25(a) Agreement, dated April 10, 1992, by and among Myrtle Services
                  (Overseas) Limited, Harold Chaffe and DRE (3-Exhibit 10.16(a))

         10.25(b) Pledge Agreement, dated April 10, 1992, between DRE and the
                  Trustees of the Erin Settlement (3-Exhibit 10.16(b))

         10.25(c) Promissory Note, dated April 10, 1992, by DRE to the Trustees of the Erin Settlement (3-Exhibit 10.16(c))

         10.25(d) Amendment to Pledge Agreement, dated as of July 22, 1992, between DRE and the Trustees of the Erin Settlement (1-Exhibit 10.16(d))

         10.26(a) Sale Agreement, dated as of March 1, 1993, between DRE and the
                  Trustees (2-Exhibit 10.23(a))

         10.26(b) Pledge Agreement, dated as of March 1, 1993, between DRE and the Trustees (2-Exhibit 10.23(b))

         10.27(a) Stock Purchase Agreement, dated as of August 29, 1995, among the Registrant, certain shareholders of Capin Mercantile Corporation and Sellers Agent ("F2U Sellers") (8-Exhibit 10.1)

         10.27(b) Amendment to Stock Purchase Agreement, dated November 10,
                  1995, between the Registrant and F2U Sellers (8-Exhibit 10.2)

         23.1     Consent of KPMG Peat Marwick LLP

================================================================================

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 33-47645 filed with the Commission on September 16, 1992.

(2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended April 30, 1993.

(3) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1991.

(4) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on June 23, 1993.

(5) Incorporated by reference to the Registrant's Form 8-K filed with the Commission in July 1992.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 33-77488 filed with the Commission on April 7, 1994.

(7) Incorporated by reference to General Textiles' Registration Statement on Form S-4, No. 33-92176 filed with the Commission on May 11, 1995.

(8) Incorporated by reference to the Registrant's Form 8-K and 8-K/A dated November 28, 1995.

(9) Incorporated by reference to the Registrant's Form 8-K dated November 27, 1995.

(b) Reports on Form 8-K. The Registrant filed a Form 8-K and Form 8-K/A dated November 28, 1995 reporting the acquisition of Capin Mercantile Corporation (renamed Factory 2-U, Inc.) including financial statements of Factory 2-U as of and for the years ended December 31, 1994, December 31, 1993 and December 31, 1992, and pro forma financial statements. In addition, a Form 8-K dated November 27, 1995 was filed by the Registrant reporting the adoption of a Shareholders Rights Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                FAMILY BARGAIN CORPORATION

                                By: /s/ John A Selzer
                                    -------------------------
                                         John A. Selzer
                                         Chief Executive Officer and President

Dated:  April 26, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Company and in the capacities and on the date indicated.

Signature                                            Title                                                Date
- ---------                                            -----                                                ----

/s/ John A. Selzer                                   Chief Executive Officer,                             April 26, 1996
John A. Selzer                                       President and Director
                                                     (Principal Executive Officer)

/s/ Benson A. Selzer                                 Chairman and Director                                April 26, 1996
- -----------------------------------------
Benson A. Selzer

/s/ Joseph Eiger                                     Vice Chairman, Executive Vice President              April 26, 1996
- -----------------------------------------            and Director
Joseph Eiger

/s/ Francis G. Warburton                             Director                                             April 26, 1996
- -----------------------------------------
Francis G. Warburton

/s/ William W. Mowbray                               Chief Financial Officer and                          April 26, 1996
- -----------------------------------------
William W. Mowbray                                   Director (Chief Financial and
                                                     Accounting Officer); President
                                                     and Chief Executive Officer of
                                                     General Textiles and Factory 2-U, Inc.

/s/ H. Jurgen Schlichting                            Director                                             April 26, 1996
- -----------------------------------------
H. Jurgen Schlichting

/s/ Joseph J. Collins                                Director                                             April 26, 1996
- -----------------------------------------
Joseph J. Collins

/s/ John J. Borer III                                Director                                             April 26, 1996
- -----------------------------------------
John J. Borer III

/s/ Edwin C. Nevis                                   Director                                             April 26, 1996
- -----------------------------------------
Edwin C. Nevis

/s/ Barton P. Ferris, Jr.                            Director                                             April 26, 1996
- -----------------------------------------
Barton P. Ferris, Jr.