Form 10-K/A
period 1996-01-27
FAMILY BARGAIN CORP
filed 1996-05-15
CIK 813775

FORM 10-K/A
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
              For the fiscal period ended  January 27, 1996   OR


[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 or
             15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the transition period ------------   to---------------

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES  X      NO
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

3)  Exhibits:

EXHIBIT
  NO.          DESCRIPTION

2.1 Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code of FBS Holdings, Inc. and General Textiles, d/b/a Family Bargain Centers ("Family Bargain")included in First Amended Disclosure Statement(2-Exhibit 2.1)

2.3 Stock Purchase Agreement, dated June 10, 1993, by and between Diversified Retail Services, Inc. ("Retail") and MKI Holding Corp. (4-Exhibit 2)

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

4.14  Rights Agreement dated as of November 27, 1995 between the
Registrant and Corporate Stock Transfer, Inc. (8-Exhibit 1)

4.15 Certificate of Designations of the Series A Junior Participating Preferred Stock (included in Exhibit 4.14 above)

10.1  Agreement, dated March 31, 1994, among Registrant, Bastian
Holdings, Inc., Kabushi Investments Limited and Michael A. Gibbs
(6-Exhibit 10.1)

10.2 Agreement, dated as of March 16, 1994, among Registrant, DRS Apparel, Inc., L'Ancresse Holdings, Ltd., Kabushi Investments Ltd. and Bastian Holdings, Inc. (6-Exhibit 10.2)

10.3(a) Stock Purchase Agreement, dated as of December 13, 1991, between the Hanover Partnership and the Registrant, incorporated by reference to Exhibit 1 of the Statement on Schedule 13D, filed on January 13,1992 by Bastian Holdings, Kabushi et al. with respect to the Common Stock of the Registrant (the "Bastian Holdings 13D")

10.3(b)  Assignment, dated as of January 2, 1992, by the Hanover
Partnership in favor of Bastian Holdings and Kabushi, incorpo rated by reference to Exhibit 5 to the Bastian Holdings 13D

10.3(c) Amendment, dated as of March 8, 1992, between the Hanover Partnership and the Registrant, incorporated by reference to Exhibit 1to Amendment No. 1 to the Bastian Holdings 13D, filed on March 18, 1992

10.3(d)  Amendment No. 2 to Stock Purchase Agreement, dated as of
April 20, 1992, among the Hanover Partnership, Bastian Holdings,
Kabushi, Michael A. Gibbs and the Registrant (3-Exhibit 10.5(d))

10.3(e) Amendment No. 3 to Stock Purchase Agreement, dated June 30, 1992, among the Hanover Partnership, Bastian Holdings, Kabushi,Michael
A. Gibbs and the Registrant (1-Exhibit 10.5(e))

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

10.6 Consulting Agreement, dated January 1, 1996, between Joel Mandel and General Textiles

10.7  Employment Agreement, dated as of August 1, 1995, between
General Textiles and William Mowbray

10.8  Employment Agreement, dated as of August 21, 1995, between
General Textiles and Kevin P. Frabotta

10.8(a) Advisory Agreement dated as of November 1, 1995 between the Registrant and H. Jurgen Schlichting

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

10.11 Option Agreement, dated January 28, 1994, between Registrant and Guilford Investments, Inc. (6-Exhibit 10.11)

10.12 Agreement, dated January 28, 1994, between Registrant and
Guilford Investments, Inc. (6-Exhibit 10.12)

10.13 Federal Income Tax Allocation Agreement, dated May 28, 1993, between Registrant and General Textiles (6-Exhibit 10.13)

10.14 Amended and Restated Loan and Security Agreement, dated as of October 14, 1993 between Westinghouse Electric Corporation and General Textiles (6-Exhibit 10.14)

10.15 Loan and Security Agreement, dated as of October 14, 1993, between General Textiles and Greyhound Financial Capital Corporation (6-Exhibit 10.15)

10.15 (a) Amendment No. 1 to Loan and Security Agreement, dated as of July 14, between General Textiles and Greyhound Financial Capital
Corporation (7-10.15(3))

10.15 (b) Amendment No. 5 to Loan and Security Agreement, dated as of April 18, 1996 between General Textiles and Finova Capital Corporation

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

10.19 Stock Pledge Agreement, dated as of October 14, 1993, between DRS Apparel, Inc. and Greyhound Financial Corporation (6-Exhibit 10.19)

10.20 Purchase and Sale Agreement, dated as of December 28, 1993, between Guilford Investments, Inc. and Westinghouse Electric Corporation (6-Exhibit 10.20)

10.21 Assignment and Assumption Agreement, dated December 29, 1993, between Guilford Investments, Inc. and Westinghouse Electric Corporation (6-Exhibit 10.21)

10.22(a)  Stock Option Agreement, dated September 20,1991, among
Transnational Capital Ventures, Inc. ("TCV"), the Selzer Group, Inc. ("TSG") and the stockholders of Mandel-Kahn (3-Exhibit 10.14(a))

10.22(b) Consent, dated as of December 11, 1991, among TCV, TSG and the stockholders of Mandel-Kahn (3-Exhibit 10.14(b))

10.22(c) First Amendment to Stock Option Agreement, effective as of January 7,1992, among TCV, TSG and the stockholders of Mandel Kahn (3-Exhibit 10.14(c))

10.22(d) Assignment of Contract, dated June 15, 1992, from TCV and TSG to MKI Acquisition (5-Exhibit 4)

10.22(e) Amendment No. 2 to Stock Option Agreement, dated as of June 16, 1992, among TCV, TSG, Mandel-Kahn and thestockholders of
Mandel-Kahn (5-Exhibit 5)

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

10.25(b) Pledge Agreement, dated April 10, 1992, between DRE and the Trustees of the Erin Settlement (3-Exhibit 10.16(b))

10.25(c) Promissory Note, dated April 10, 1992, by DRE to the Trustees of the Erin Settlement (3-Exhibit 10.16(c))

10.25(d) Amendment to Pledge Agreement, dated as of July 22, 1992, between DRE and the Trustees of the Erin Settlement (1-Exh ibit 10.16(d))

10.26(a) Sale Agreement, dated as of March 1, 1993, between DRE and the Trustees (2-Exhibit 10.23(a))

10.26(b) Pledge Agreement, dated as of March 1, 1993, between DRE and the Trustees (2-Exhibit 10.23(b))

10.27(a) Stock Purchase Agreement, dated as of August 29, 1995, among the Registrant, certain shareholders of Capin Mercantile Corporation and Sellers Agent ("F2U Sellers") (8-Exhibit 10.1)

10.27(b) Amendment to Stock Purchase Agreement, dated November 10, 1995, between the Registrant and F2U Sellers (8-Exhibit 10.2) 10.30(a) Loan and Security Agreement dated November 13, 1995 between Factory 2-U and Finova

10.30(b) Amendment No. 1 to Loan and Security Agreement, dated April 18, 1996, between Factory 2-U and Finova

21   List of subsidiaries

23.1  Consent of KPMG Peat Marwick LLP

- ----------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 33-47645 filed with the Commission on September 16, 1992.

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

              FAMILY BARGAIN CORPORATION

              By: /s/ William W. Mowbray
                      William W. Mowbray
                          Chief Financial Officer and  Director
                          (Chief Financial and
                          Accounting Officer)

                          May 14, 1996