Form 10-Q
period 1996-04-27
FAMILY BARGAIN CORP
filed 1996-06-11
CIK 813775

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 1O-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  April 27, 1996

                           or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to

                    Commission File Number:  0-16309

                        FAMILY BARGAIN CORPORATION
           (Exact name of registrant as specified in its charter)

          Delaware                               51-0299573
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


  315 East 62nd Street, New York NY                        10021
(Address of principal executive office)                  (Zip Code)

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

The number of shares outstanding of the registrant's of common stock, as of June 7, 1996, was 4,717,500 shares.

                         FAMILY BARGAIN CORPORATION

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 27, 1996

                                  INDEX

PART I.   FINANCIAL INFORMATION
- ------    ---------------------
                                                                       Page
                                                                        No.
                                                                       ----
Item 1.   Financial Statements

          Family Bargain Corporation and Subsidiaries Consolidated
          Balance Sheets as of January 27, 1996 and April 27, 1996
          (Unaudited)                                                  F-1

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Operations (Unaudited) for the three months
          ended April 29, 1995 and April 27, 1996                      F-3

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Cash Flows (Unaudited) for the three months
          ended April 29, 1995 and April 27, 1996                      F-4

          Family Bargain Corporation and Subsidiaries Notes to
          Consolidated Financial Statements (Unaudited)                F-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      3

PART II.  OTHER INFORMATION
- -------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                               6



                                   - 2-

                                   PART I

                                   ITEM 1

                 FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF JANUARY 27, 1996 AND APRIL 27, 1996

                                               January 27,          April 27,
                                                  1996                 1996
                                                                   (Unaudited)
Assets
- ------
Current assets:
  Cash and cash equivalents                   $  1,958,000              240,000
  Accounts receivable - non-trade                  887,000              691,000
  Layaway receivables                              695,000            1,208,000
  Merchandise inventories                       25,874,000           34,567,000
  Prepaid expenses                                 776,000            1,067,000
                                                ----------           ----------
    Total current assets                        30,190,000           37,773,000

Real property held for sale                      4,500,000            4,500,000
Leasehold improvements and equipment, net        9,001,000           10,019,000
Other assets                                       708,000              637,000
Excess of cost over net assets acquired
  (goodwill), less accumulated amortization
  of $3,366,000 and $3,827,000 at
  January 27, 1996 and April 27, 1996,
  respectively                                  42,753,000           42,292,000
                                                ----------           ----------
    Total assets                              $ 87,152,000           95,221,000
                                                ==========           ==========

                                                                 (continued)

                FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JANUARY 27, 1996 AND APRIL 27, 1996
                               (Continued)

                                             January 27,          April 27,
                                                1996                 1996
                                                                 (Unaudited)
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Current maturities of long-term debt
    and capital leases                         $  5,238,000          5,304,000
  Accounts payable                               17,866,000         19,147,000
  Accrued salaries, wages and bonuses             1,758,000          2,261,000
  Other accrued expenses                          5,514,000          3,130,000
                                                 ----------         ----------
    Total current liabilities                    30,376,000         29,842,000

Revolving credit notes                           15,159,000         23,753,000
Long-term debt, less current maturities           9,864,000         10,400,000
Deferred rent                                     1,646,000          1,650,000
Capital lease and other long-term obligations     2,390,000          1,056,000
                                                 ----------         ----------
    Total liabilities                            59,435,000         66,701,000
                                                 ----------         ----------
Stockholders' equity:
  Series A convertible preferred stock;
    $.01 par value; 4,500,000 shares
    authorized; 3,200,000 and 4,092,896
    shares issued and outstanding, aggregate
    liquidation preference of $32,000,000 and
    $40,923,000 at January 27, 1996 and
    April 27, 1996, respectively                 26,981,000         29,841,000
  Common stock, $.01 par value, 80,000,000
    shares authorized, 3,985,393 and 4,114,389
    shares issued and outstanding at
    January 27, 1996 and April 27, 1996,
    respectively                                      7,000              7,000
Additional paid-in capital                       19,763,000         20,118,000
Accumulated deficit                             (19,034,000)       (21,446,000)
                                                 ----------         ----------
    Total stockholders' equity                   27,717,000         28,520,000

Commitments and contingencies

    Total liabilities and stockholders' equity $ 87,152,000         95,221,000
                                                 ==========         ==========

         See accompanying notes to consolidated financial statements.

               FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED APRIL 29, 1995 AND APRIL 27, 1996
                               (Unaudited)

                                           For the               For the
                                      Three Months Ended    Three Months Ended
                                        April 29, 1995        April 27, 1996

Net sales                                $ 31,038,000             49,825,000
Cost of sales                              21,501,000             32,342,000
                                           ----------             ----------
  Gross profit                              9,537,000             17,483,000

Selling and administrative expenses        12,112,000             17,540,000
Amortization of goodwill                      315,000                462,000
                                           ----------             ----------
  Operating income                         (2,890,000)              (519,000)

Interest expense and financing fees          (664,000)            (1,039,000)
                                           ----------             ----------
  Net loss                                 (3,554,000)            (1,558,000)

Preferred stock dividends                    (760,000)              (854,000)
                                           ----------             ----------
  Net loss applicable
     to common stock                     $ (4,314,000)            (2,412,000)
                                           ==========             ==========
Net loss per common share and
  common stock equivalents:
    Primary                              $      (1.08)                 (0.60)
    Assuming full dilution                      (1.08)                 (0.60)

Weighted average shares outstanding:
  Primary                                   4,008,311              4,040,034
  Fully diluted                             4,008,311              4,040,034



      See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED APRIL 29, 1995 AND APRIL 27, 1996
                                  (Unaudited)

                                              For the             For the
                                         Three Months Ended Three Months Ending
                                           April 29, 1995      April 27, 1996


Cash flows from operating activities:
  Net loss                                   $ (3,554,000)        (1,558,000)
  Adjustments to reconcile loss to
    net cash used in operating
    activities:
      Depreciation and amortization               670,000          1,009,000
      Amortization of debt discount               248,000            263,000
      Excess (deficiency) of straight-line
        rent over cash payments                  (122,000)             4,000
      Increase in merchandise inventories      (5,382,000)        (8,693,000)
      Decrease (increase) in accounts
        receivable-non trade, prepaid
        expenses and other assets                (199,000)           255,000
      Increase in layaway receivables            (536,000)          (513,000)
      Increase in accounts payable              3,223,000          1,281,000
      Increase in accrued salaries, wages
        and bonuses                                47,000            503,000
      Increase (decrease) in other accrued
        expenses and other current
        liabilities                               372,000         (3,713,000)
                                              -----------        -----------
Net cash used in operations                    (5,233,000)       (11,162,000)
                                              -----------        -----------
Cash flows used in investing activities-
  Purchase of leasehold improvements
    and equipment                              (1,239,000)        (1,485,000)
                                              -----------        -----------
Cash flows from financing activities:
  Borrowings on revolving credit note          40,380,000         73,912,000
  Payments on revolving credit note           (34,658,000)       (65,318,000)
  Payments on notes payable and capital
    lease obligations                             (50,000)          (482,000)
  Proceeds from issuance of note payable              -              815,000
  Net proceeds from issuance of preferred
    stock                                             -            2,856,000
  Payment of dividends on preferred stock        (760,000)          (854,000)
                                              -----------        -----------
    Net cash provided by
      financing activities                      4,912,000         10,929,000
                                              -----------        -----------

                                                               (continued)

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 29, 1995 AND APRIL 27, 1996
                                  (Continued)


Net decrease in cash                           (1,560,000)        (1,718,000)

Cash at the beginning of the period             2,522,000          1,958,000
                                              -----------        -----------
Cash at the end of the period                 $   962,000            240,000
                                              ===========        ===========
Supplemental disclosure of cash flow
   information:

  Cash paid during the period for interest    $   345,000            601,000



      See accompanying notes to consolidated financial statements.

               FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


(1)  Unaudited Interim Financial Statements

     The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended January 27, 1996 included in the Family Bargain Corporation and Subsidiaries' (the Company) Form 10-K as filed with the Securities and Exchange Commission. The unaudited consolidated financial statements include the accounts of Family Bargain Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements as of and for the three months ended April 27, 1996 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)  Financing Transactions

     In March 1996, the Company issued 726,000 shares of its Series A Convertible Preferred Stock (Preferred Stock) for net proceeds of $2,856,000 and, in connection therewith, 181,500 five-year warrants to purchase common stock of the Company at $1.875 per share.

     During the three months ended April 27, 1996, the Company borrowed $815,000 under an installment note payable to finance the acquisition of electronic point-of-sale equipment. The note bears interest at a prime rate of interest plus 2% (10.25% at April 27, 1996), allows for total borrowing of up to $1,100,000 and is payable in installments of $30,556 over 36 months.

     In connection with the execution of a contract for the sale of certain real property (Note 3), the holder of a $2.3 million mortgage note
     (the Mortgage Note) has agreed in principle to the extension of the due date of the Mortgage Note from May 31, 1996 to July 15, 1996 plus an additional extension period to August 15, 1996 in the event the closing of the sale of the real property securing the Mortgage Note has not occurred by July 15, 1996. The Mortgage Note is included in current maturities of long-term debt on the accompanying balance sheets.

(3)  Land and Building Held for Sale

     In May 1996, the Company entered into a contract for the sale of certain real property acquired in its acquisition of Factory 2-U, Inc.
     (Factory 2-U). The property is carried as a noncurrent asset on the accompanying balance sheets in the amount of $4.5 million, representing its estimated fair value, net of estimated costs of disposition.

(4)  Provision for Income Taxes

     No provision for income taxes has been reflected in the consolidated statement of operations for the three months ended April 27, 1996 since the Company generated tax losses during this period. While losses would increase the Company's net operating loss (NOL) carry forwards, realization of such losses is not assured due to limitations on utilization of NOLs and the Company' history of losses. As a result, a full valuation allowance has been recognized against the deferred tax assets arising from the NOLs and no benefit for income taxes is reflected in the accompanying statement of operations for the three months ended April 27, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion of the results of operations provides analyses of the Company's operations during the three months ended April 29, 1995 and April 27, 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 27, 1996 COMPARED TO THE THREE MONTHS
ENDED
APRIL 29, 1995

Net sales (gross sales less sales tax and sales returns) were $49.8 million for the three months ended April 27, 1996 compared to $31.0 million for the three months ended April 29, 1995, an increase of $18.8 million. Of the total increase, $12.6 million was attributable to sales of Factory 2-U which was acquired in November of 1995, $2.9 million was attributable to a 9.7% increase in comparable store sales (sales at stores open throughout both periods) and the remaining $3.3 million increase in sales was attributable to the opening of new and, therefore, non-comparable stores. As of April 27, 1996 there were 135 stores in operation compared to 98 stores as of April 29, 1995.

Gross profit was $17.5 million for the three months ended April 27, 1996 compared to $9.5 million for the three months ended April 29, 1995, an increase of $8.0 million. As a percentage of sales, gross profit was 35.1% for the three months ended April 27, 1996 compared to 30.7% for the three months ended April 29, 1995. The increase in gross profit as a percentage of sales resulted from reduced markdown activity during the three months ended April 27, 1996 as compared to markdown activity during the three months ended April 29, 1995 arising from management's decision, during that period, to take markdowns in response to reduced pricing available in the general wholesale market.

Selling and administrative expenses were $17.5 million for the three months ended April 27, 1996 compared to $12.1 million for the three months ended April 29, 1995, an increase of $5.4 million. Of the total increase, $4.2 million was attributable to increased overhead to support the additional stores arising from the acquisition of Factory 2-U and $1.2 million was due to increased overhead related to new stores opened and the upgrading of equipment in existing stores since April 29, 1995. As a percentage of sales, selling and administrative expenses decreased to 35.2% for the three months ended April 27, 1996 from 39.0% for the three months ended April 29, 1995. The decrease in selling and administrative expenses as a percentage of sales is attributable to the improved economies of scale achieved following the acquisition of Factory 2-U and the increased sales arising from improved comparable store sales and new store openings.

Amortization of goodwill was $0.5 million for the three months ended
April 27, 1996 compared to $0.3 million for the three months ended
April 29, 1995. The increase of $0.2 million is attributable to increased goodwill arising from the acquisition of Factory 2-U.

Interest expense was $ 1.0 million for the three months ended April 27, 1996 compared to $0.7 million for the three months ended April 29, 1995. The increase of $0.3 million was attributable to the increased interest related to the additional working capital needs related to the expansion of the Company and debt assumed in the acquisition of Factory 2-U.

The net loss applicable to common stock was $2.4 million for the three months ended April 27, 1996 compared to $4.3 million for the three months ended April 29, 1995.


LIQUIDITY AND CAPITAL RESOURCES

THE PARENT COMPANY

OBLIGATIONS OF THE PARENT COMPANY. As of April 27, 1996, the Company, exclusive of General Textiles and Factory 2-U (the Operating Subsidiaries), (the Parent) had outstanding indebtedness, in the principal amount of $1.5 million, comprised of $ 0.5 million owed to the former shareholders of Factory 2-U and $1.0 million owed in settlement of a lawsuit arising from a previously discontinued distribution business. Prior to April 27, 1996, the Parent repaid the final installment of $250,000 on the note payable to Texas Commerce Bank.

The Parent has annual dividend obligations of $3.9 million on its Series A Convertible Preferred Stock (Preferred Stock) based on the number of preferred shares outstanding at April 27, 1996 and an annual dividend rate of $0.95 per preferred share, payable quarterly if, as and when, declared by the Board of Directors. For the three months ended April 27, 1996, the Parent paid $854,000 in dividends on the Preferred Stock. The number of shares of Preferred Stock outstanding increased due to the issuance of 726,000 preferred shares in an exempt offering to non-U.S. purchasers and the issuance of 60,000 preferred shares in return for consulting services. Preferred shareholders converted 46,950 shares of Preferred Stock to common stock during the three months ended April 27, 1996.

The Parent does not, itself, operate any business. Accordingly, the Parent relies on its cash reserves and payments from the Operating Subsidiaries to finance its ongoing operating expenses and pay its outstanding indebtedness and dividends on the Preferred Stock. Such payments from General Textiles include payments pursuant to a tax sharing agreement, certain subordinated debt and the secured term note of General Textiles (which the Parent owns) and a management agreement. General Textiles is prohibited, under a plan of reorganization, from making dividend payments or other distributions to the Parent. Payments by Factory 2-U to the Parent are limited, under an agreement with the lender of its revolving credit facility, to payments pursuant to a management agreement and a guarantee fee agreement.

Management believes that the Parent's sources of cash will be adequate to finance its operations and meet the obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the

Operating Subsidiaries to make scheduled payments to the Parent is dependent upon the Operating Subsidiaries' results of operations and cash flows. Should the Operating Subsidiaries not meet sales projections or fail to complete the sale of the Nogales Property (as defined below), the Operating Subsidiaries may require additional financing or may need to reduce the planned rate of expansion or otherwise reduce cash outflows by controlling costs in order to conserve capital and continue making scheduled payments to the Parent. There can be no assurance that additional financing will not be required and, if required, that such financing will be available and, if available, on terms acceptable to the Company. The ability of the Parent to make dividend payments on the Preferred Stock as they come due will be dependent on the results of operations of the Parent and the Operating Subsidiaries.


GENERAL TEXTILES

GENERAL. General Textiles finances its operations through credit provided by suppliers, borrowings under its $20.0 million revolving credit facility, $2.2 million in equipment facilities and internally generated cash flow. Credit terms provided by suppliers are usually net 30 days.

REVOLVING CREDIT FACILITY. As of April 27, 1996, General Textiles had $17.9 million outstanding and $2.1 million available to borrow under its revolving
credit facility.   As of June 5, 1996, General Textiles had $18.0 million
outstanding and $1.0 million available to borrow under its revolving credit facility.

EQUIPMENT FACILITIES. As of April 27, 1996, General Textiles had $1.9 million outstanding and $ 0.3 million available under its two equipment facilities (the Equipment Facilities), with monthly principal payments of $37,750 (final balloon payment of $216,500 due April 1998) and $30,556 (commencing in June with final payment due no later than May 1999).


FACTORY 2-U

GENERAL. Factory 2-U finances its operations through credit provided by suppliers, borrowings under its $10.0 million revolving credit facility and internally generated cash flow. Credit terms provided by suppliers are usually net 30 days.

REVOLVING CREDIT FACILITY. As of April 27, 1996, Factory 2-U had $5.9 million outstanding and $0.7 million available to borrow under its revolving credit facility. As of June 5, 1996, Factory 2-U had $6.2 million outstanding and $0.6 million available to borrow under its revolving credit facility.

NOGALES MORTGAGE. In May 1996, Factory 2-U entered into an agreement to sell its land and building located in Nogales, Arizona (the Nogales Property) which secures the Mortgage Note, in the amount of $2.3 million, due May 31, 1996. Factory 2-U has agreed in principle with the holder of the Mortgage Note to extend the due date on the Mortgage Note to July 15, 1996 plus an additional extension period to August 15, 1996 in the event that the closing of the sale the Nogales Property has not occurred by July 15, 1996.

CAPITAL EXPENDITURES

The Company's planned future capital expenditures include costs to open new General Textiles and Factory 2-U stores and to renovate and/or relocate existing stores. Management believes that future expenditures will be financed from internal cash flow, the net proceeds anticipated from the sale of the Nogales Property, the Equipment Facilities and the General Textiles and
Factory 2-U revolving credit facilities.

INFLATION

In general, the Company believes that it will be able to offset the effects of inflation by increasing operating efficiencies, by monitoring and controlling expenses and by increasing prices to the extent permitted by competitive factors.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company historically has realized lower sales in its first two quarters (February through July), which often has resulted in losses being incurred during those quarters. The Company incurred a net loss in the quarter ended April 27, 1996, and management believes the Company may incur a net loss in the second quarter of the twelve months ending January 25, 1997 based on the Company's historical results for the seasonal period corresponding to the second quarter.

The Company historically has realized its highest level of sales and income during the third and fourth quarters of the fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. If the Company's sales were substantially below seasonal expectations during the third and fourth quarters, the Company's annual operating results would be adversely affected.


                                 PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The Company filed no reports of Form 8-K during the three months ended April 27, 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FAMILY BARGAIN CORPORATION



Date:     June 7, 1996            By:    /s/  William W. Mowbray
                                         ----------------------------
                                         Name:  William W. Mowbray
                                         Title: Chief Financial Officer
                                                (duly authorized
                                                officer and principal
                                                financial officer)