Form 10-Q/A
period 1996-04-27
FAMILY BARGAIN CORP
filed 1996-06-25
CIK 813775

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 1O-Q/A

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



                                   - 2-

                                   PART I

                                   ITEM 1

                 FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF JANUARY 27, 1996 AND APRIL 27, 1996

                                               January 27,          April 27,
                                                  1996                 1996
                                                                   (Unaudited)
Assets
- ------
Current assets:
  Cash and cash equivalents                   $  1,958,000              240,000
  Accounts receivable - non-trade                  887,000              691,000
  Layaway receivables                              695,000            1,208,000
  Merchandise inventories                       25,874,000           34,567,000
  Prepaid expenses                                 776,000            1,067,000
                                                ----------           ----------
    Total current assets                        30,190,000           37,773,000

Real property held for sale                      4,500,000            4,500,000
Leasehold improvements and equipment, net        9,001,000           10,019,000
Other assets                                       708,000              637,000
Excess of cost over net assets acquired
  (goodwill), less accumulated amortization
  of $3,366,000 and $3,827,000 at
  January 27, 1996 and April 27, 1996,
  respectively                                  42,753,000           42,892,000
                                                ----------           ----------
    Total assets                              $ 87,152,000           95,821,000
                                                ==========           ==========

                                                                 (continued)

                FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JANUARY 27, 1996 AND APRIL 27, 1996
                               (Continued)

                                             January 27,          April 27,
                                                1996                 1996
                                                                 (Unaudited)
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Current maturities of long-term debt
    and capital leases                         $  5,238,000          5,304,000
  Accounts payable                               17,866,000         19,147,000
  Accrued salaries, wages and bonuses             1,758,000          2,261,000
  Other accrued expenses                          5,514,000          3,130,000
                                                 ----------         ----------
    Total current liabilities                    30,376,000         29,842,000

Revolving credit notes                           15,159,000         23,753,000
Long-term debt, less current maturities           9,864,000         11,000,000
Deferred rent                                     1,646,000          1,650,000
Capital lease and other long-term obligations     2,390,000          1,056,000
                                                 ----------         ----------
    Total liabilities                            59,435,000         67,301,000
                                                 ----------         ----------
Stockholders' equity:
  Series A convertible preferred stock;
    $.01 par value; 4,500,000 shares
    authorized; 3,200,000 and 3,939,050
    shares issued and outstanding, aggregate
    liquidation preference of $32,000,000 and
    $39,391,000 at January 27, 1996 and
    April 27, 1996, respectively                 26,981,000         29,841,000
  Common stock, $.01 par value, 80,000,000
    shares authorized, 3,985,393 and 4,114,389
    shares issued and outstanding at
    January 27, 1996 and April 27, 1996,
    respectively                                      7,000              7,000
  Additional paid-in capital                     19,763,000         20,118,000
  Accumulated deficit                           (19,034,000)       (21,446,000)
                                                 ----------         ----------
    Total stockholders' equity                   27,717,000         28,520,000

Commitments and contingencies

    Total liabilities and stockholders' equity $ 87,152,000         95,821,000
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

                                              For the             For the
                                         Three Months Ended Three Months Ending
                                           April 29, 1995      April 27, 1996


Cash flows from operating activities:
  Net loss                                   $ (3,554,000)        (1,558,000)
  Adjustments to reconcile loss to
    net cash used in operating
    activities:
      Depreciation and amortization               670,000          1,009,000
      Amortization of debt discount               248,000            263,000
      Excess (deficiency) of straight-line
        rent over cash payments                  (122,000)             4,000
      Increase in merchandise inventories      (5,382,000)        (8,693,000)
      Increase (decrease) in accounts
        receivable-non trade, prepaid
        expenses and other assets                (199,000)           255,000
      Increase in layaway receivables            (536,000)          (513,000)
      Increase in accounts payable              3,223,000          1,281,000
      Increase in accrued salaries, wages
        and bonuses                                47,000            503,000
      Increase (decrease) in other accrued
        expenses and other current
        liabilities                               372,000         (3,713,000)
                                              -----------        -----------
Net cash used in operations                    (5,233,000)       (11,162,000)
                                              -----------        -----------
Cash flows used in investing activities-
  Purchase of leasehold improvements
    and equipment                              (1,239,000)        (1,485,000)
                                              -----------        -----------
Cash flows from financing activities:
  Borrowings on revolving credit note          40,380,000         73,912,000
  Payments on revolving credit note           (34,658,000)       (65,318,000)
  Payments on notes payable and capital
    lease obligations                             (50,000)          (482,000)
  Proceeds from issuance of note payable              -              815,000
  Net proceeds from issuance of preferred
    stock                                             -            2,856,000
  Payment of dividends on preferred stock        (760,000)          (854,000)
                                              -----------        -----------
    Net cash provided by
      financing activities                      4,912,000         10,929,000
                                              -----------        -----------

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

     In February 1996, the Company issued 153,846 shares of Preferred Stock to be held in escrow to secure a $1.0 million obligation (the Obligation) arising from the settlement of the Mandel-Kahn lawsuit. The Company is permitted to sell these shares under the settlement agreement provided that the proceeds of the sale are applied to reduce the Obligation. The escrowed shares have not been reflected as outstanding in the accompanying balance sheet but are treated as treasury shares.
     Dividends paid on the escrowed shares during the three months ended
     April 27, 1996 are not reflected as dividends on the accompanying statement of operations for the three months ended April 27, 1996 but are reflected as a reduction in the outstanding principal balance of the Obligation on the accompanying balance sheet at April 27, 1996.

     During the three months ended April 27, 1996, the Company borrowed $815,000 under an installment note payable to finance the acquisition of electronic point-of-sale equipment. The note bears interest at a prime rate of interest plus 2% (10.25% at April 27, 1996), allows for total borrowing of up to $1,100,000 and is payable in installments of $30,556 over 36 months.
                                F-6




PAGE     <9>

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


(3)  Land and Building Held for Sale and Related Contingent Note

     In May 1996, the Company entered into a contract for the sale of certain real property (the Nogales Property) acquired in its acquisition of Factory 2-U, Inc. (Factory 2-U). The property is carried as a noncurrent asset on the accompanying balance sheets in the amount of $4.5 million, representing its estimated fair value, net of estimated costs of disposition.

     In connection with the Company's agreement to purchase Factory 2-U, the Company is contingently obligated to the former shareholders of Factory 2-U under a promissory note with a stated principal amount of $600,000 (the Contingent Note). The stated principal amount of the Contingent Note is to be adjusted by an amount equal to 50% of the difference between $6.7 million and the net proceeds of the sale of the Nogales Property. There is no downward adjustment however, if,by July 13, 1996, the Company enters into a contract to sell the Nogales Property which results in a sale of the property. Accordingly, the carrying value of the Contingent Note has been adjusted as of April 27, 1996 to $600,000, with a corresponding charge to goodwill, to reflect the expected final principal amount of the Contingent Note based on the May 24, 1996 date of the contract for the sale of the Nogales Property. Principal on the Contingent Note and interest, to accrue at an annual rate of 8.75%, are due October 30, 1998.


(4)  Provision for Income Taxes

     No provision for income taxes has been reflected in the consolidated statement of operations for the three months ended April 27, 1996 since the Company generated tax losses during this period. While losses would increase the Company's net operating loss carry forwards (NOLs), realization of such losses is not assured due to limitations on utilization of NOLs and the Company' history of losses. As a result, a full valuation allowance has been recognized against the deferred tax assets arising from the NOLs and no benefit for income taxes is reflected in the accompanying statement of operations for the three months ended April 27, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion of the results of operations provides analyses of the Company's operations during the three months ended April 29, 1995 and April 27, 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 27, 1996 COMPARED TO THE THREE MONTHS
ENDED APRIL 29, 1995

Net sales (gross sales less sales tax and sales returns) were $49.8 million for the three months ended April 27, 1996 compared to $31.0 million for the three months ended April 29, 1995, an increase of $18.8 million. Of the total increase, $12.6 million was attributable to sales of Factory 2-U, which was acquired in November of 1995, $2.9 million was attributable to a 9.7% increase in comparable store sales (sales at stores open throughout both periods) and the remaining $3.3 million increase in sales was attributable to the opening of new and, therefore, non-comparable stores. As of April 27, 1996 there were 135 stores in operation compared to 98 stores as of April 29, 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

THE PARENT COMPANY

OBLIGATIONS OF THE PARENT COMPANY. As of April 27, 1996, the Company, exclusive of General Textiles and Factory 2-U (the Operating Subsidiaries), (the Parent) had outstanding indebtedness, in the principal amount of $2.1 million, comprised of $1.1 million owed to the former shareholders of Factory 2-U and $1.0 million owed in settlement of a lawsuit arising from a previously discontinued distribution business. Prior to April 27, 1996, the Parent repaid the final installment of $250,000 on the note payable to Texas Commerce Bank. The obligation pursuant to the Contingent Note payable to the former shareholders of Factory 2-U was adjusted from zero to $600,000 to reflect the expected final principal amount of the Contingent Note based upon the execution of an agreement to sell the Nogales Property. The Company issued 153,846 shares of its Preferred Stock to an escrow account to secure the $1.0 million settlement obligation. The Company is permitted to sell these shares of Preferred Stock under the settlement agreement provided that the proceeds of the sale are applied to reduce the Obligation.

The Parent has annual dividend obligations of $3.9 million on its Preferred Stock based on the number of preferred shares outstanding at April 27, 1996 and an annual dividend rate of $0.95 per preferred share, payable quarterly if, as and when, declared by the Board of Directors.
For the three months ended April 27, 1996, the Parent paid $854,000 in dividends on the Preferred Stock. The number of shares of Preferred Stock outstanding increased due to the issuance of 726,000 preferred shares in an exempt offering to non-U.S. purchasers and the issuance of 60,000 preferred shares in return for consulting services. Preferred shareholders converted 46,950 shares of Preferred Stock to common stock during the three months ended April 27, 1996.

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


Management believes that the Parent's sources of cash will be adequate to finance its operations and meet the obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the Operating Subsidiaries to make scheduled payments to the Parent is dependent upon the Operating Subsidiaries' results of operations and cash flows. Should the Operating Subsidiaries not meet sales projections or fail to complete the sale of the Nogales Property, the Operating Subsidiaries may require additional financing or may need to reduce the planned rate of expansion or otherwise reduce cash outflows by controlling costs in order to conserve capital and continue making scheduled payments to the Parent. There can be no assurance that additional financing will not be required and, if required, that such financing will be available and, if available, on terms acceptable to the Company. The ability of the Parent to make dividend payments on the Preferred Stock as they become due will be dependent on the results of operations of the Parent and the Operating Subsidiaries.


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

NOGALES MORTGAGE. In May 1996, Factory 2-U entered into an agreement to sell the Nogales Property which secures the Mortgage Note in the amount of $2.3 million, due May 31, 1996. Factory 2-U has agreed in principle with the holder of the Mortgage Note to extend the due date on the Mortgage Note to July 15, 1996 plus an additional extension period to August 15, 1996 in the event that the closing of the sale the Nogales Property has not occurred by July 15, 1996.


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


                                        FAMILY BARGAIN CORPORATION



Date:     June 25, 1996            By:     /s/  William W. Mowbray
                                         ----------------------------
                                         Name:  William W. Mowbray
                                         Title: Chief Financial Officer
                                                (duly authorized
                                                officer and principal
                                                financial officer)