Form 10-Q
period 1996-07-27
FAMILY BARGAIN CORP
filed 1996-09-10
CIK 813775

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  July 27, 1996

                           or

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

The number of shares outstanding of the registrant's of common stock, as of September 6, 1996, was 4,693,337 shares.

                         FAMILY BARGAIN CORPORATION

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 27, 1996

                                   INDEX

PART I.   FINANCIAL INFORMATION
- - ------    ---------------------
                                                                       Page
                                                                        No.
                                                                       ----
Item 1.   Financial Statements

          Family Bargain Corporation and Subsidiaries Consolidated
          Balance Sheets as of January 27, 1996 and July 27, 1996
          (Unaudited)                                                  F-1

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Operations (Unaudited) for the three months
          ended July 29, 1995 and July 27, 1996                        F-3

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Operations (Unaudited) for the six months
          ended July 29, 1995 and July 27, 1996                        F-4

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Cash Flows (Unaudited) for the six months
          ended July 29, 1995 and July 27, 1996                        F-5

          Family Bargain Corporation and Subsidiaries Notes to
          Consolidated Financial Statements (Unaudited)                F-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      3

PART II.  OTHER INFORMATION
- - -------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                               8



                                   - 2-

                                   PART I

                                   ITEM 1

                 FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JANUARY 27, 1996 AND JULY 27, 1996

                                               January 27,           July 27,
                                                  1996                 1996
                                                                   (Unaudited)
Assets
- - ------
Current assets:
  Cash and cash equivalents                   $  1,958,000            1,146,000
  Accounts receivable - non-trade                  887,000              747,000
  Layaway receivables                              695,000            1,210,000
  Merchandise inventories                       25,874,000           40,816,000
  Prepaid expenses                                 776,000            1,774,000
                                                ----------           ----------
    Total current assets                        30,190,000           45,693,000

Real property held for sale                      4,500,000                 --
Leasehold improvements and equipment, net        9,001,000           10,607,000
Other assets                                       708,000              527,000
Excess of cost over net assets acquired
  (goodwill), less accumulated amortization
  of $3,366,000 and $4,305,000 at
  January 27, 1996 and July 27, 1996,
  respectively                                  42,753,000           42,414,000
                                                ----------           ----------
    Total assets                              $ 87,152,000           99,241,000
                                                ==========           ==========

                                                                 (continued)

                                     F-1

                FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     JANUARY 27, 1996 AND JULY 27, 1996
                               (Continued)

                                             January 27,           July 27,
                                                1996                 1996
                                                                 (Unaudited)
Liabilities and Stockholders' Equity
- - ------------------------------------
Current liabilities:
  Accrued salaries, wages and bonuses          $  1,758,000            966,000
  Current maturities of long-term debt
    and capital leases                            5,238,000          3,426,000
  Accounts payable                               17,866,000         20,175,000
  Other accrued expenses                          5,514,000          4,923,000
                                                 ----------         ----------
    Total current liabilities                    30,376,000         29,490,000

Revolving credit notes                           15,159,000         26,747,000
Long-term debt, less current maturities           9,864,000         12,874,000
Deferred rent                                     1,646,000          1,467,000
Capital lease and other long-term obligations     2,390,000            399,000
                                                 ----------         ----------
    Total liabilities                            59,435,000         70,977,000
                                                 ----------         ----------
Stockholders' equity:
  Series A convertible preferred stock;
    $.01 par value; 4,500,000 shares
    authorized; 3,200,000 and 3,727,415
    shares issued and outstanding, aggregate
    liquidation preference of $32,000,000 and
    $37,270,000 at January 27, 1996 and
    July 27, 1996, respectively                  26,981,000         28,238,000
  Common stock, $.01 par value, 80,000,000
    shares authorized, 3,985,393 and 4,693,337
    shares issued and outstanding at
    January 27, 1996 and July 27, 1996,
    respectively                                      7,000             14,000
  Additional paid-in capital                     19,763,000         21,714,000
  Accumulated deficit                           (19,034,000)       (21,702,000)
                                                 ----------         ----------
    Total stockholders' equity                   27,717,000         28,264,000

Commitments and contingencies

    Total liabilities and stockholders' equity $ 87,152,000         99,241,000
                                                 ==========         ==========

         See accompanying notes to consolidated financial statements.

                                   F-2

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JULY 29, 1995 AND JULY 27, 1996
                                  (Unaudited)

                                           For the               For the
                                      Three Months Ended    Three Months Ended
                                        July 29, 1995         July 27, 1996

Net sales                                $ 37,312,000             57,509,000
Cost of sales                              24,284,000             36,258,000
                                           ----------             ----------
  Gross profit                             13,028,000             21,251,000

General and administrative expenses        12,163,000             18,874,000
Amortization of goodwill                      315,000                477,000
                                           ----------             ----------
  Operating income                            550,000              1,900,000

Interest expense and financing fees           786,000              1,271,000
                                           ----------             ----------
  Net income (loss)                          (236,000)               629,000

Preferred stock dividends                     760,000                885,000
                                           ----------             ----------
  Net loss applicable
     to common stock                    $    (996,000)              (256,000)
                                           ==========             ==========
Net loss per common share and
  common stock equivalents:
    Primary                             $       (0.25)                 (0.06)
    Assuming full dilution                      (0.25)                 (0.06)

Weighted average shares outstanding:
  Primary                                   4,008,311              4,588,345
  Fully diluted                             4,008,311              4,588,345



      See accompanying notes to consolidated financial statements.

                                   F-3

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JULY 29, 1995 AND JULY 27, 1996
                                  (Unaudited)

                                           For the               For the
                                       Six Months Ended     Six Months Ended
                                        July 29, 1995        July 27, 1996

Net sales                                $ 68,350,000            107,334,000
Cost of sales                              45,785,000             68,600,000
                                           ----------             ----------
  Gross profit                             22,565,000             38,734,000

General and administrative expenses        24,276,000             36,414,000
Amortization of goodwill                      629,000                939,000
                                           ----------             ----------
  Operating income (loss)                  (2,340,000)             1,381,000

Interest expense and financing fees         1,450,000              2,310,000
                                           ----------             ----------
  Net loss                                 (3,790,000)              (929,000)

Preferred stock dividends                   1,520,000              1,739,000
                                           ----------             ----------
  Net loss applicable
     to common stock                     $ (5,310,000)            (2,668,000)
                                           ==========             ==========
Net loss per common share and
  common stock equivalents:
    Primary                              $      (1.32)                 (0.62)
    Assuming full dilution                      (1.32)                 (0.62)

Weighted average shares outstanding:
  Primary                                   4,008,311              4,314,189
  Fully diluted                             4,008,311              4,314,189



      See accompanying notes to consolidated financial statements.

                                   F-4

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 29, 1995 AND JULY 27, 1996
                                  (Unaudited)

                                               For the            For the
                                          Six Months Ended   Six Months Ended
                                           July 29, 1995       July 27, 1996

Cash flows from operating activities:
  Net loss                                   $ (3,790,000)          (929,000)
  Adjustments to reconcile loss to
    net cash used in operating
    activities:
      Depreciation and amortization             1,425,000          2,127,000
      Amortization of debt discount               502,000            518,000
      Excess (deficiency) of straight-line
         rent over cash payments                   83,000           (179,000)
      Increase in merchandise inventories      (6,492,000)       (14,942,000)
      Increase in accounts receivable
        non-trade, prepaid expenses
        and other assets                         (975,000)          (479,000)
      Increase in layaway receivables            (565,000)          (515,000)
      Increase in accounts payable              4,332,000          2,309,000
      Decrease in accrued salaries,
        wages and bonuses                        (893,000)          (792,000)
      Increase (decrease) in other accrued
        expenses and other long-term
        obligations                               425,000         (2,534,000)
                                              -----------        -----------
Net cash used in operations                    (5,948,000)       (15,416,000)
                                              -----------        -----------
Cash flows used in investing activities:
  Purchase of leasehold improvements
    and equipment                              (2,688,000)        (2,601,000)
  Sale of real property                              --            4,500,000
                                              -----------        -----------
    Net cash provided by (used in)
      investing activities                     (2,688,000)         1,899,000
                                              -----------        -----------

Cash flows from financing activities:
  Borrowings on revolving credit note          82,566,000        150,061,000
  Payments on revolving credit note           (75,629,000)      (138,473,000)
  Payments on notes payable and capital
    lease obligations                            (607,000)        (3,100,000)
  Proceeds from issuance of notes payable       1,500,000          3,100,000
  Net proceeds from issuance of preferred
    stock                                            --            2,856,000
  Payment of dividends on preferred stock      (1,520,000)        (1,739,000)
                                              -----------        -----------
    Net cash provided by
      financing activities                      6,310,000         12,705,000
                                              -----------        -----------

                                                               (continued)
                                   F-5

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JULY 29, 1995 AND JULY 27, 1996
                                  (Continued)


Net decrease in cash                           (2,326,000)          (812,000)

Cash at the beginning of the period             2,522,000          1,958,000
                                              -----------        -----------
Cash at the end of the period                 $   196,000          1,146,000
                                              ===========        ===========
Supplemental disclosure of cash flow
   information:

  Cash paid during the period for interest    $   710,000          1,952,000



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

     In the opinion of management, the unaudited consolidated financial statements as of and for the three and six months ended July 27, 1996 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods may not necessarily be indicative of the results of operations for a full year.


(2)  Financing Transactions

     In March 1996, the Company issued 726,000 shares of its Series A Convertible Preferred Stock (Preferred Stock) for net proceeds of $2,856,000 and, in connection therewith, 181,500 five-year warrants to purchase common stock of the Company at $1.875 per share.

     In February 1996, the Company issued 153,846 shares of Preferred Stock (the Escrowed Shares) to be held in escrow to secure a $1.0 million obligation (the Obligation) arising from the settlement of the Mandel-Kahn lawsuit. The Company is permitted to sell these shares under the settlement agreement provided that the proceeds of the sale are applied to reduce the Obligation. The Escrowed Shares have not been reflected as outstanding in the accompanying balance sheet but are treated as treasury shares. Dividends paid on the Escrowed Shares during the six months ended July 27, 1996 are not reflected as dividends on the accompanying statements of operations for the three and six months ended July 27, 1996 but are reflected as a reduction in the outstanding principal balance of the Obligation on the accompanying balance sheet at July 27, 1996. In June 1996, the Company entered into an agreement to sell the Escrowed Shares for $808,000, before deduction of any applicable sales expenses, by no later than September 30, 1996.

     During the six months ended July 27, 1996, the Company borrowed
     $1.1 million under an installment note payable to finance the acquisition of electronic point-of-sale equipment with interest, accruing at a prime rate of interest plus 2% (10.25% at July 27, 1996), payable monthly in arrears and principal payable in monthly installments of $30,556 over 36 months.

     In July, 1996 the Company borrowed $2.0 million for working capital purposes under an installment note payable. The $2.0 million note bears interest, payable monthly in arrears, at a prime rate plus 3% (11.25% at July 27, 1996) and is subject to monthly principal payments of $33,333 over 60 months.

     In July 1996, the Company extinguished a mortgage note in the amount of approximately $2.3 million with the proceeds of the sale of certain real property (Note 3).


(3)  Sale of Land and Building

     In July 1996, the Company sold certain real property (the Nogales Property) obtained in its acquisition of Factory 2-U, Inc.
     (Factory 2-U).

     In connection with the Company's agreement to purchase Factory 2-U, the Company was contingently obligated to the former shareholders of Factory 2-U under a promissory note with a stated principal amount of
     $600,000 (the Contingent Note).   The principal amount of the note
     was contingent upon the timing and net proceeds of the sale of the Nogales Property. The carrying value of the Contingent Note was adjusted in April 1996 to $600,000, with a corresponding charge to goodwill, to reflect the resolution of the contingency following the
     sale of the Nogales Property.   Principal  and interest, to accrue at an
     annual rate of 8.75%, on the Contingent Note are due October 30, 1998.


(4)  Provision for Income Taxes

     No provision for income taxes has been reflected in the consolidated statements of operations for the three and six months ended July 27, 1996 since the Company generated tax losses during these periods. While losses would increase the Company's net operating loss carry forwards
     (NOLs), realization of such losses is not assured due to limitations on utilization of NOLs and the Company's history of losses. As a result, a full valuation allowance has been recognized against the deferred tax assets arising from the NOLs and no benefit for income taxes is reflected in the accompanying statements of operations for the three and six months ended July 27, 1996.

(5) Proposed Convertible Subordinated Debenture Offering

    In August 1996, the Company filed a registration statement on Form
    S-2 with the Securities and Exchange Commission related to the proposed offering (the Proposed Offering) of $40.0 million principal amount ($46.0 million if a $6.0 million over allotment option is exercised by the underwriters of the proposed offering) of convertible subordinated debentures due 2006. The Company concurrently filed a registration statement on Form S-2 on behalf of the purchasers of the Escrowed Shares (Note 2).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion of the results of operations provides analyses of the Company's operations during the three and six months ended July 29, 1995 and July 27, 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 27, 1996 COMPARED TO THE THREE MONTHS
ENDED JULY 29, 1995

Net sales (gross sales less sales tax and sales returns) were $57.5 million for the three months ended July 27, 1996 compared to $37.3 million for the three months ended July 29, 1995, an increase of $20.2 million. Of the total increase, $12.8 million was attributable to sales of Factory 2-U, which was acquired in November of 1995, $3.8 million was attributable to a 10.7% increase in comparable store sales (sales at stores open throughout both periods) and the remaining $3.6 million increase in sales was attributable to the opening of new and, therefore, non-comparable stores. As of July 27, 1996, there were 140 stores in operation compared to 102 stores as of July 29, 1995.

Gross profit was $21.3 million for the three months ended July 27, 1996 compared to $13.0 million for the three months ended July 29, 1995, an increase of $8.3 million. As a percentage of sales, gross profit was 37.0% for the three months ended July 27, 1996 compared to 34.9% for the three months ended July 29, 1995. The increase in gross profit as a percentage of sales resulted primarily from purchases of inventory at generally lower wholesale prices as compared to the prior comparable period and low markdown activity related to Factory 2-U inventory purchased since November 1995.

General and administrative expenses were $18.9 million for the three months ended July 27, 1996 compared to $12.2 million for the three months ended July 29, 1995, an increase of $6.7 million. Of the total increase, $4.7 million was attributable to increased overhead to support the additional stores arising from the acquisition of Factory 2-U and $2.0 million was due to increased overhead related to new stores opened and the upgrading of equipment in existing stores. As a percentage of sales, general and administrative expenses were 32.8% for the three months ended July 27, 1996 compared to 32.6% for the three months ended
July 29, 1995.

Amortization of goodwill was $477,000 for the three months ended July 27, 1996 compared to $315,000 for the three months ended July 29, 1995.
The increase of $162,000 was attributable to increased goodwill arising from the acquisition of Factory 2-U.

Interest expense and financing fees were $1.3 million for the three months ended July 27, 1996 compared to $786,000 for the three months ended
July 29, 1995. The increase of $485,000 was primarily attributable to the increased interest arising from the additional working capital needs related to the expansion of the Company and debt assumed in the acquisition of Factory 2-U.

Net income for the three months ended July 27, 1996 was $629,000 compared to a net loss of $236,000 for the three months ended July 29, 1995.

Net loss applicable to common stock (net income less dividends on the Preferred Stock) was $256,000 for the three months ended
July 27, 1996 compared to net loss applicable to common stock of $1.0 million for the three months ended July 29, 1995.


SIX MONTHS ENDED JULY 27, 1996 COMPARED TO THE SIX MONTHS ENDED JULY
29, 1995

Net sales (gross sales less sales tax and sales returns) were $107.3 million for the six months ended July 27, 1996 compared to $68.4 million for the six months ended July 29, 1995, an increase of $38.9 million. Of the total increase, $25.4 million was attributable to sales of Factory 2-U, which was acquired in November of 1995, $6.7 million was attributable to a 10.3% increase in comparable store sales (sales at stores open throughout both periods) and the remaining $6.8 million increase in sales was attributable to the opening of new and, therefore, non-comparable stores. As of July 27, 1996 there were 140 stores in operation compared to 102 stores as of July
29, 1995.

Inventory levels increased by 55.3% during the six months ended July 27, 1996 compared to an increase of 33.2% during the six months ended July 29 ,1995. The higher rate of increase in the current period is primarily attributable to particularly low stock levels at Factory 2-U stores at the beginning of the current fiscal year and increased stock levels at General Textiles' stores in response to higher comparable store levels.

Gross profit was $38.7 million for the six months ended July 27, 1996 compared to $22.6 million for the six months ended July 29, 1995, an increase of $16.1 million. As a percentage of sales, gross profit was 36.1% for the six months ended July 27, 1996 compared to 33.0% for the six months ended July 29, 1995. The increase in gross profit as a percentage of sales resulted from reduced markdown activity at General Textiles, purchases of inventory at generally lower wholesale prices as compared to the prior comparable period and low markdown activity related to Factory 2-U inventory purchased since November 1995.

General and administrative expenses were $36.4 million for the six months ended July 27, 1996 compared to $24.3 million for the six months ended
July 29, 1995, an increase of $12.1 million. Of the total increase, $8.9 million was attributable to increased overhead to support the additional stores arising from the acquisition of Factory 2-U and $3.2 million was attributable to increased overhead related to new stores opened and the upgrading of equipment in existing stores since July 29, 1995. As a percentage of sales, general and administrative expenses were 33.9% for the six months ended July 27, 1996 compared to 35.5% for the six months ended July 29, 1995.
                               - 4 -

Amortization of goodwill was $939,000 for the six months ended July 27, 1996 compared to $629,000 for the six months ended July 29, 1995. The increase of $310,000 was attributable to increased goodwill arising from the acquisition of Factory 2-U.

Interest expense and financing fees were $ 2.3 million for the six months ended July 27, 1996 compared to $1.5 million for the six months ended
July 29, 1995. The increase of $860,000 was primarily attributable to the increased interest related to the additional working capital needs related to the expansion of the Company and debt assumed in the acquisition of Factory 2-U.

Net loss for the six months ended July 27, 1996 was $929,000 compared to a net loss of $3.8 million for the six months ended July 29, 1995.

Net loss applicable to common stock (net income less dividends on the Preferred Stock) was $2.7 million for the six months ended July 27, 1996 compared to $5.3 million for the six months ended July 29, 1995.


LIQUIDITY AND CAPITAL RESOURCES

THE PARENT COMPANY

OBLIGATIONS OF THE PARENT COMPANY. As of July 27, 1996, the Company, exclusive of General Textiles and Factory 2-U (the Operating
Subsidiaries), (the Parent) had outstanding indebtedness in the principal amount of $2.0 million, comprised of $1.0 million owed to the former shareholders of Factory 2-U and $966,000 owed in settlement of a lawsuit arising from a previously discontinued distribution business. In April 1996, the Parent repaid the final installment of $250,000 on a note payable to Texas Commerce Bank. In April 1996, the Contingent Note payable to the former shareholders of Factory 2-U was adjusted from zero to $600,000 to reflect the expected final principal amount of the Contingent Note based upon the execution of an agreement to sell the Nogales Property which was ultimately consummated in July 1996. The Company issued 153,846 shares of its Preferred Stock to an escrow account to secure the $1.0 million settlement obligation. The Company is permitted to sell these shares of Preferred Stock under the settlement agreement provided that the proceeds of the sale are applied to reduce the Obligation. The Company is required under the settlement agreement to use its best effort to register the Escrowed Shares for resale to the public. In June 1996, the Company entered into an agreement to sell the Escrowed Shares for $808,000, before deduction of any applicable sales expenses, by no later than September 30, 1996. The Company filed a registration statement with respect to the Escrowed Shares with the Securities and Exchange Commission (the Commission) on August 27, 1996.

The Parent has annual dividend obligations of $3.5 million on its Preferred Stock based on the number of preferred shares outstanding at July 27, 1996 and an annual dividend rate of $0.95 per preferred share. Dividends are payable quarterly if, as and when, declared by the Board of Directors. For the six months ended July 27, 1996, the Parent paid $1.7 million in dividends on the Preferred Stock. The Company issued 786,000 shares of Preferred Stock, including 726,000 preferred shares issued in an exempt offering to non-U.S. purchasers and 60,000 preferred shares issued in return for consulting services. Preferred shareholders converted 258,585 shares of Preferred Stock into 710,644 shares of common stock during the six months ended July 27, 1996.

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

Management believes that the Parent's sources of cash will be adequate to finance its operations and meet the obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the Operating Subsidiaries to make scheduled payments to the Parent is dependent upon the Operating Subsidiaries' results of operations and cash flows. Should the Operating Subsidiaries not meet sales projections, the Operating Subsidiaries may require additional financing or may need to reduce the planned rate of expansion or otherwise reduce cash outflows by controlling costs in order to conserve capital and continue making scheduled payments to the Parent. There can be no assurance that additional financing will not be required and, if required, that such financing will be available and, if available, on terms acceptable to the Company. The ability of the Parent to make dividend payments on the Preferred Stock as they become due will be dependent on the results of operations of the Parent and the Operating Subsidiaries.

GENERAL TEXTILES

GENERAL. General Textiles finances its operations through credit provided by suppliers, borrowings under its $25.0 million revolving credit facility, $2.0 million in equipment facilities, a $2.0 million term loan and internally generated cash flow. Credit terms provided by suppliers are usually net 30 days.

REVOLVING CREDIT FACILITY. As of July 27, 1996, General Textiles
had $19.0 million outstanding and $1.4 million available to borrow under
its revolving credit facility.   As of September 3, 1996, General Textiles had
$19.7 million outstanding and $2.6 million available to borrow under its revolving credit facility.

EQUIPMENT FACILITIES.  As of July 27, 1996, General Textiles had
$2.0 million outstanding under its equipment facilities (the Equipment Facilities), with monthly principal payments of $37,750 (final balloon payment of $216,500 due April 1998) and $30,556 (commencing in June with final payment due no later than May 1999).

TERM NOTE. As of July 27, 1996, General Textiles had $2.0 million outstanding under an installment note payable with monthly principal payments of $33,333 due in July 2001.

FACTORY 2-U

GENERAL. Factory 2-U finances its operations through credit provided by suppliers, borrowings under its $10.0 million revolving credit facility and internally generated cash flow. Credit terms provided by suppliers are usually net 30 days.
                                 - 6 -

REVOLVING CREDIT FACILITY. As of July 27, 1996, Factory 2-U had $ 7.7 million outstanding and $74,000 available to borrow under its revolving credit facility. As of September 3, 1996, Factory 2-U had $8.3 million outstanding and $111,000 available to borrow under its revolving credit facility.

NOGALES MORTGAGE. In July 1996, Factory 2-U extinguished a mortgage note in the amount of $2.3 million with the proceeds from the sale of the Nogales Property.


PROPOSED CONVERTIBLE DEBENTURE OFFERING

In August 1996, the Company filed a registration statement on Form
S-2 with the Commission related to the Proposed Offering of $40.0 million principal amount ($46.0 million if a $6.0 million over allotment option is exercised by the underwriters of the proposed offering) of convertible subordinated debentures due 2006. If the Proposed Offering is successful, the Company plans to use the net proceeds as follows: (i) a portion will be loaned to the Operating Subsidiaries to repay the outstanding indebtedness under their revolving credit facilities (the Facilities), (ii) up to $4.0 million will be used to purchase new fixtures for existing stores, and
(iii) the balance will be used for general working capital purposes.

The Operating Subsidiaries may reborrow funds under the Facilities. Uses of additional working capital may include the purchase of existing indebtedness of the Operating Subsidiaries or shares of outstanding
Preferred Stock in the open market from time to time. In addition, the Company may use at least part of the additional working capital and additional borrowing availability under the Facilities to accelerate its store opening schedule, obtain lower prices from certain suppliers, obtain credit from a greater number of suppliers, and obtain overseas merchandise at lower prices by using letters of credit to purchase directly from overseas vendors.


CAPITAL EXPENDITURES

The Company's planned future capital expenditures include costs to open new Family Bargain Center and Factory 2-U stores and to renovate and/or relocate existing stores. Management believes that future capital expenditures will be financed from internal cash flow, working capital (possibly including a portion of the proceeds of the Proposed Offering), and the General Textiles and Factory 2-U revolving credit facilities.


INFLATION

In general, the Company believes that it will be able to offset the effects of inflation by increasing operating efficiencies, by monitoring and controlling expenses and by increasing prices to the extent permitted by competitive factors.
                                - 7 -

RECENT CHANGES IN FEDERAL LAW

Effective October 1996, federal law requires employers to increase the minimum wage paid to employees from $4.25 to $4.75 and, effective
September 1997, from $4.75 to $5.15. While the Company may be able raise its retail prices to offset any increases in the minimum wage, there is no assurance that it will be able to do so. Nonetheless, any increases in payroll may be offset in whole or in part by a resulting increase in purchasing power available to certain customers of the Company.

In addition, in August 1996, federal legislation was passed that restricts the availability of welfare and certain other benefits to illegal immigrants. While states may choose to continue to provide such benefits, California appears unlikely to do so. A portion of the Company's customers reside in California and are believed to receive welfare benefits. A portion of these customers are expected to be affected by this change in legislation. Although the Company currently cannot assess the impact, if any, of this change, management does not currently believe it will have a material effect on the Company's results of operations.


SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company historically has realized its highest level of sales and income during the third and fourth quarters of the fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. Although the Company reported net income for the three months ended July 27, 1996, it incurred a net loss for the six months ended July 27, 1996.


                                 PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The Company filed no reports of Form 8-K during the six months ended July 27, 1996.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FAMILY BARGAIN CORPORATION



Date:     September  9, 1996           By: /s/  William W. Mowbray
                                         ----------------------------
                                         Name:  William W. Mowbray
                                         Title: Chief Financial Officer
                                                (duly authorized
                                                officer and principal
                                                financial officer)
                                  - 8 -