Form 10-Q
period 1996-10-26
FAMILY BARGAIN CORP
filed 1997-01-29
CIK 813775

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 26, 1996

                           or

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

The number of shares outstanding of the registrant's of common stock, as of December 6, 1996, was 4,693,337 shares.

                         FAMILY BARGAIN CORPORATION

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 1996

                                   INDEX

PART I.   FINANCIAL INFORMATION
------    ---------------------
                                                                       Page
                                                                        No.
                                                                       ----
Item 1.   Financial Statements

          Family Bargain Corporation and Subsidiaries Consolidated
          Balance Sheets as of January 27, 1996 and
          October 26, 1996 (Unaudited)                                  F-1

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Operations (Unaudited) for the three months
          ended October 28, 1995 and October 26, 1996                   F-3

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Operations (Unaudited) for the nine months
          ended October 28, 1995 and October 26, 1996                   F-4

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Cash Flows (Unaudited) for the nine months
          ended October 28, 1995 and October 26, 1996                   F-5

          Family Bargain Corporation and Subsidiaries Notes to
          Consolidated Financial Statements (Unaudited)                 F-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     3

PART II.  OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                              8


                                   - 2 -

                                   PART I

                                   ITEM 1

                 FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF JANUARY 27, 1996 AND OCTOBER 26, 1996

                                              January 27,         October 26,
                                                 1996                 1996
                                                                  (Unaudited)

Assets
------
Current assets:
  Cash                                       $   1,958,000         1,373,000
  Accounts receivable - non-trade                  887,000           953,000
  Layaway receivables                              695,000         1,704,000
  Merchandise inventories                       25,874,000        43,557,000
  Prepaid expenses                                 776,000         1,845,000
                                               -----------       -----------
    Total current assets                        30,190,000        49,432,000

Real property held for sale                      4,500,000               --
Leasehold improvements and equipment, net        9,001,000        10,958,000
Other assets                                       708,000           545,000
Excess of cost over net assets acquired
  (goodwill), less accumulated amortization
  of $3,366,000 and $4,772,000 at
  January 27, 1996 and October 26, 1996,
  respectively                                  42,753,000        41,947,000
                                               -----------       -----------
    Total assets                             $  87,152,000       102,882,000
                                               ===========       ===========

                                                                 (Continued)

                                     F-1

                FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JANUARY 27, 1996 AND OCTOBER 26, 1996
                               (Continued)

                                            January 27,          October 26,
                                               1996                 1996
                                                                 (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current maturities of long-term debt
    and capital leases                       $    5,238,000          3,344,000
  Accounts payable                               17,866,000         24,925,000
  Accrued salaries, wages and bonuses             1,758,000            413,000
  Other accrued expenses                          5,514,000          3,620,000
                                                -----------        -----------
    Total current liabilities                    30,376,000         32,302,000

Revolving credit notes                           15,159,000         28,912,000
Long-term debt, less current maturities           9,864,000         12,741,000
Deferred rent                                     1,646,000          1,467,000
Capital lease and other long-term obligations     2,390,000            161,000
                                                -----------        -----------
    Total liabilities                            59,435,000         75,583,000
                                                -----------        -----------
Stockholders' equity:
  Series A convertible preferred stock,
    $.01 par value, 4,500,000 shares
    authorized, 3,200,000 and 3,727,415
    shares issued and outstanding, aggregate
    liquidation preference of $32,000,000 and
    $37,274,000 at January 27, 1996 and
    October 26, 1996, respectively               26,981,000         28,238,000
  Common stock, $.01 par value, 80,000,000
    shares authorized, 3,985,393 and 4,693,337
    shares issued and outstanding at
    January 27, 1996 and October 26, 1996,
    respectively                                      7,000             14,000
  Additional paid-in capital                     19,763,000         21,714,000
  Accumulated deficit                           (19,034,000)       (22,667,000)
                                                -----------        -----------
    Total stockholders' equity                   27,717,000         27,299,000

  Commitments and contingencies                        --                 --

    Total liabilities and stockholders' equity $ 87,152,000        102,882,000
                                                ===========        ===========

         See accompanying notes to consolidated financial statements.

                                  F-2

               FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED OCTOBER 28, 1995 AND OCTOBER 26, 1996
                               (Unaudited)

                                           For the                 For the
                                     Three Months Ended      Three Months Ended
                                      October 28, 1995        October 26, 1996

Net sales                                $ 47,322,000             65,557,000
Cost of sales                              30,393,000             42,264,000
                                           ----------             ----------
  Gross profit                             16,929,000             23,293,000

General and administrative expenses        14,024,000             21,609,000
Amortization of goodwill                      314,000                467,000
                                           ----------             ----------
  Operating income                          2,591,000              1,217,000

Interest expense and financing fees           852,000              1,297,000
                                           ----------             ----------
  Net income (loss)                         1,739,000                (80,000)

Preferred stock dividends                     760,000                885,000
                                           ----------             ----------
  Net income (loss)
     applicable to common stock         $     979,000               (965,000)
                                           ==========             ==========
Net loss per common share and
  common stock equivalents:
    Primary                              $       0.24                  (0.21)
    Assuming full dilution                       0.14                  (0.21)

Weighted average shares outstanding:
  Primary                                   4,008,311              4,693,337
  Fully diluted                            12,008,311              4,693,337



      See accompanying notes to consolidated financial statements.

                                   F-3

                 FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED OCTOBER 28, 1995 AND OCTOBER 26, 1996
                               (Unaudited)

                                             For the               For the
                                        Nine Months Ended     Nine Months Ended
                                         October 28, 1995      October 26,1996

Net sales                               $ 115,672,000            172,891,000
Cost of sales                              76,178,000            110,864,000
                                          -----------            -----------
  Gross profit                             39,494,000             62,027,000

General and administrative expenses        38,300,000             58,023,000
Amortization of goodwill                      943,000              1,406,000
                                          -----------            -----------
  Operating income                            251,000              2,598,000

Interest expense and financing fees         2,302,000              3,607,000
                                          -----------            -----------
  Net loss                                 (2,051,000)            (1,009,000)

Preferred stock dividends                   2,280,000              2,624,000
                                          -----------            -----------
  Net loss applicable
     to common stock                     $ (4,331,000)            (3,633,000)
                                          ===========            ===========
Net loss per common share and
  common stock equivalents:
    Primary                              $      (1.08)                 (0.82)
    Assuming full dilution                      (1.08)                 (0.82)

Weighted average shares outstanding:
  Primary                                   4,008,311              4,440,572
  Fully diluted                             4,008,311              4,440,572


         See accompanying notes to consolidated financial statements.


                                   F-4

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED OCTOBER 28, 1995 AND OCTOBER 26, 1996
                                  (Unaudited)

                                             For the             For the
                                        Nine Months Ended   Nine Months Ending
                                         October 28, 1995    October 26, 1996

Cash flows from operating activities:
  Net loss                                   $ (2,051,000)        (1,009,000)
  Adjustments to reconcile loss to
    net cash used in operating
    activities:
      Depreciation and amortization             2,246,000          3,221,000
      Amortization of debt discount               770,000            785,000
      Deficiency of straight-line
        rent over cash payments                   (21,000)          (179,000)
      Increase in merchandise inventories      (8,082,000)       (17,683,000)
      Increase in accounts receivable
        non trade, prepaid expenses
        other assets                           (5,588,000)          (777,000)
      Increase in layaway receivables          (1,139,000)        (1,009,000)
      Increase in accounts payable              5,048,000          4,894,000
      Decrease  in accrued salaries
        wages and bonuses                        (455,000)        (1,345,000)
      Increase (decrease) in other accrued
        expenses and other current
        liabilities                               251,000         (1,895,000)
                                              -----------        -----------
Net cash used in operations                    (9,021,000)       (14,997,000)
                                              -----------        -----------
Cash flows used in investing activities:
  Purchase of leasehold improvements
    and equipment                              (3,297,000)        (3,496,000)
  Sale of land and building                           --           4,500,000
                                              -----------        -----------
                                               (3,297,000)         1,004,000
                                              -----------        -----------
Cash flows from financing activities:
  Borrowings on revolving credit note         136,764,000        221,868,000
  Payments on revolving credit note          (124,775,000)      (208,115,000)
  Payments on notes payable and capital
    lease obligations                            (753,000)        (3,647,000)
  Proceeds from issuance of note payable        1,500,000          3,100,000
  Net proceeds from issuance of preferred
    stock                                             --           2,856,000
  Payment of dividends on preferred stock      (2,280,000)        (2,624,000)
  Payment of deferred debt issuance costs        (518,000)           (30,000)
                                              ------------       -----------
    Net cash provided by
      financing activities                      9,938,000         13,408,000
                                              ------------       -----------

                                                               (continued)
                                    F-5

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED OCTOBER 28, 1995 AND OCTOBER 26, 1996
                                  (Continued)


Net decrease in cash                           (2,380,000)          (585,000)

Cash at the beginning of the period             2,522,000          1,958,000
                                              -----------        -----------
Cash at the end of the period                 $   142,000          1,373,000
                                              ===========        ===========
Supplemental disclosure of cash flow
   information:

  Cash paid during the period for interest    $ 1,183,000          2,183,000





      See accompanying notes to consolidated financial statements.

               FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


(1)  Unaudited Interim Financial Statements

     The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended January 27, 1996 included in the Family Bargain Corporation and Subsidiaries (the Company) Form 10-K as filed with the Securities and Exchange Commission. The unaudited consolidated financial statements include the accounts of Family Bargain Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements as of and for the three and nine months ended October 26, 1996 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods may not necessarily be indicative of the results of operations for a full year.


(2)  Financing Transactions

     In March 1996, the Company issued 726,000 shares of its Series A Convertible Preferred Stock (Preferred Stock) for net proceeds of $2,856,000 and, in connection therewith, 181,500 five-year warrants to purchase common stock of the Company at $1.875 per share.

     In February 1996, the Company issued 153,846 shares of Preferred Stock to be held in escrow to secure a $1.0 million obligation (the Obligation) arising from the settlement of the Mandel-Kahn lawsuit. The Company is permitted to sell these shares under the settlement agreement provided that the proceeds of the sale are applied to reduce the Obligation. The escrowed shares have not been reflected as outstanding in the accompanying balance sheet but are treated as treasury shares.
     Dividends paid on the escrowed shares during the nine months ended October 26, 1996 are not reflected as dividends on the accompanying statements of operations for the three and nine months ended October 26, 1996 but are reflected as a reduction in the outstanding principal balance of the Obligation on the accompanying balance sheet at October 26, 1996.

     During the nine months ended October 1996, the Company borrowed
     $1.1 million under an installment note payable to finance the acquisition of electronic point-of-sale equipment with interest, accruing at a prime rate of interest plus 2% (10.25% at October 26, 1996), payable monthly in arrears and principal payable in monthly installments of $30,556 over 36 months.

     In April 1996, the Company borrowed $2.0 million for working capital purposes under an installment note payable. The $2.0 million note bears interest, payable monthly in arrears, at a prime rate plus 3% (11.25% at October 26, 1996) and is subject to monthly principal payments of $33,333 over 60 months.

     The Company extinguished a mortgage note in the amount of approximately $2.3 million with the proceeds of the sale of certain real property (Note 3).


(3) Sale of Land and Building

     In July 1996, the Company sold certain real property (the Nogales Property) obtained in its acquisition of Factory 2-U, Inc.
     (Factory 2-U).

     In connection with the Company's agreement to purchase Factory 2-U, the Company was contingently obligated to the former shareholders of Factory 2-U under a promissory note with a stated principal amount of
     $600,000 (the Contingent Note).   The principal amount of the note
     was contingent upon the timing and net proceeds of the sale of the Nogales Property. The carrying value of the Contingent Note was adjusted in April 1996 to $600,000, with a corresponding charge to goodwill, to reflect the resolution of the contingency arising from the sale of the Nogales Property. Principal and interest, to accrue at an annual rate of 8.75%, on the Contingent Note are due October 30, 1998.

(4)  Issuance of Stock Options

     In July 1996, the Company granted options to purchase 1,764,668 shares of common stock to employees and directors. These options vest between May 1997 and May 2001 and have an exercise price of $3.64 per share.


(5) Provision for Income Taxes

     No provision for income taxes has been reflected in the consolidated statement of operations for the three and nine months ended October 26, 1996 since the Company generated tax losses during these periods. While losses would increase the Company's net operating loss carry forwards
     (NOLs), realization of such losses is not assured due to limitations on utilization of NOLs and the Company's history of losses. As a result, a full valuation allowance has been recognized against the deferred tax assets arising from the NOLs and no benefit for income taxes has been reflected in the accompanying statements of operations for the three and nine months ended October 26, 1996.


(6) Proposed Convertible Subordinated Debenture Offering

     In November 1996, the Company delayed its proposed offering of convertible subordinated debentures (the Proposed Offering). The Company's decision whether to proceed with a financing will depend on available terms, conditions and amounts, as well as other factors including, but not limited to, the market price of its common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion of the results of operations provides analyses of the Company's operations during the three and nine months ended October 28, 1995 and October 26, 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 26, 1996 COMPARED TO THE THREE MONTHS
ENDED OCTOBER 28, 1995

Net sales (gross sales less sales tax and sales returns) were $65.6 million for the three months ended October 26, 1996 compared to $47.3 million for the three months ended October 28, 1995, an increase of $18.2 million or 38.5%. $13.7 million of the increase was attributable to Factory 2-U, which was acquired in November 1995. Comparable store sales (sales at stores open throughout both periods) for the three months ended October 26, 1996 increased 3%. As of October 26, 1996, there were 147 stores in operation compared to 102 stores as of October 28, 1995.

Gross profit was $23.3 million for the three months ended October 26, 1996 compared to $16.9 million for the three months ended October 28, 1995, an increase of $6.4 million. As a percentage of sales, gross profit was 35.5% for the three months ended October 26, 1996 compared to 35.8% for the three months ended October 28, 1995.

General and administrative expenses were $21.6 million for the three months ended October 26, 1996 compared to $14.0 million for the three months ended October 28, 1995, an increase of $7.6 million. Of the total increase, $4.7 million was attributable to increased overhead to support the additional stores arising from the acquisition of Factory 2-U and $2.9 million was due to increased overhead related to new stores opened since October 28, 1995. As a percentage of sales, general and administrative expenses were 33.0% for the three months ended October 26, 1996 compared to 29.6% for the three months ended October 28, 1995. The increase in general and administrative expenses as a percentage of sales was due to a higher overhead rate for the Factory 2-U stores acquired in November 1995 and an incremental increase in administrative expenses related to planned growth of the Company.

Amortization of goodwill was $467,000 for the three months ended October 26, 1996 compared to $314,000 for the three months ended October 28, 1995. The increase of $153,000 was attributable to increased goodwill arising from the acquisition of Factory 2-U.

Interest expense was $1.3 million for the three months ended October 26, 1996 compared to $852,000 for the three months ended October 28, 1995. The increase of $445,000 was attributable to the increased interest related to the additional working capital needs arising from the expansion of the Company and debt assumed in the acquisition of Factory 2-U.

The net loss applicable to common stock was $1.0 million for the three months ended October 26, 1996 compared to net income applicable to common stock of $1.0 million for the three months ended October 28, 1995.


NINE MONTHS ENDED OCTOBER 26, 1996 COMPARED TO THE NINE MONTHS
ENDED OCTOBER 28, 1995

Net sales (gross sales less sales tax and sales returns) were $172.9 million for the nine months ended October 26, 1996 compared to $115.7 million for the nine months ended October 28, 1995, an increase of $57.2 million or 49.5%.
Of the total increase, $39.1 million was attributable to sales of Factory 2-U, which was acquired in November of 1995. Comparable store sales (sales at stores open throughout both periods) for the nine months ended October 26, 1996 increased 7.0%. As of October 26, 1996 there were 147 stores in operation compared to 102 stores as of October 28, 1995.

Gross profit was $62.0 million for the nine months ended October 26, 1996 compared to $39.5 million for the nine months ended October 28, 1995, an increase of $22.5 million. As a percentage of sales, gross profit was 35.9% for the nine months ended October 26, 1996 compared to 34.1% for the nine months ended October 28, 1995. The increase in gross profit as a percentage of sales resulted primarily from advantageous buying opportunities that benefitted the current period as compared to the prior period.

General and administrative expenses were $58.0 million for the nine months ended October 26, 1996 compared to $38.3 million for the nine months ended October 28, 1995, an increase of $19.7 million. Of the total increase, $13.6 million was attributable to increased overhead to support the additional stores arising from the acquisition of Factory 2-U and $6.1 million was due to increased overhead related to new stores opened since October 28, 1995. As a percentage of sales, general and administrative expenses were 33.6% for the nine months ended October 26, 1996 compared to 33.1% for the nine months ended October 28, 1995.

Amortization of goodwill was $1.4 million for the nine months ended October 26, 1996 compared to $943,000 for the nine months ended
October 28, 1995. The increase of $463,000 is attributable to increased goodwill arising from the acquisition of Factory 2-U.

Interest expense was $3.6 million for the nine months ended October 26, 1996 compared to $2.3 million for the nine months ended October 28, 1995. The increase of $1.3 million was attributable to the increased interest related to the additional working capital needs related to the expansion of the Company and debt assumed in the acquisition of Factory 2-U.

The net loss applicable to common stock was $3.6 million for the nine months ended October 26, 1996 compared to $4.3 million for the nine months ended October 28, 1995.

LIQUIDITY AND CAPITAL RESOURCES

THE PARENT COMPANY

OBLIGATIONS OF THE PARENT COMPANY. As of October 26, 1996, the
Company, exclusive of General Textiles and Factory 2-U (the Operating Subsidiaries), (the Parent) had outstanding indebtedness in the principal amount of $1.9 million, comprised of $1.0 million owed to the former shareholders of Factory 2-U and $875,000 owed in settlement of a lawsuit arising from a previously discontinued distribution business (the Settlement Obligation).

In April 1996, the Parent repaid the final installment of $250,000 on the note payable to Texas Commerce Bank. In April 1996, the Contingent Note payable to the former shareholders of Factory 2-U was adjusted from zero to $600,000 to reflect the expected final principal amount of the Contingent Note based upon the execution of an agreement to sell the Nogales Property which was ultimately consummated in July 1996.

The Company issued 153,846 shares of its Preferred Stock to an escrow account to secure the $1.0 million settlement obligation. The Company is permitted to sell these shares of Preferred Stock under the settlement agreement provided that the proceeds of the sale are applied to reduce the Obligation.

The Parent has annual dividend obligations of $3.5 million on its Preferred Stock based on the number of preferred shares outstanding at October 26, 1996 and an annual dividend rate of $0.95 per preferred share, payable quarterly if, as, and when declared by the Board of Directors.
For the nine months ended October 26, 1996, the Parent paid $2.6 million in dividends on the Preferred Stock. The Company issued 786,000 shares of Preferred Stock including 726,000 preferred shares in an exempt offering to non-U.S. purchasers and the issuance of 60,000 preferred shares in return for consulting services. Preferred shareholders converted 258,585 shares of Preferred Stock to common stock during the nine months ended October 26, 1996.

The Parent does not, itself, operate any business. Accordingly, the Parent relies on payments from the Operating Subsidiaries to finance its ongoing operating expenses and pay its outstanding indebtedness and dividends on the Preferred Stock. Such payments from General Textiles include payments pursuant to a tax sharing agreement, certain subordinated debt and the secured term note of General Textiles (which the Parent owns) and a management agreement. General Textiles is prohibited, under a plan of reorganization, from making dividend payments or other distributions to the Parent. Payments by Factory 2-U to the Parent are limited, under an agreement with the lender of its revolving credit facility, to payments pursuant to a management agreement and a guarantee fee agreement.

Management believes that the Parent's sources of cash will be adequate to finance its operations and meet the obligations under its existing indebtedness as they become due for at least the next twelve months.
The ability of the Operating Subsidiaries to make scheduled payments to the Parent is dependent upon the Operating Subsidiaries' results of operations and cash flows. Should the Operating Subsidiaries not meet sales projections, the Operating Subsidiaries may require additional financing or may need to reduce their planned rate of expansion or otherwise reduce cash outflows by controlling costs in order to conserve capital and continue making scheduled payments to the Parent. There can be no assurance that additional financing will not be required and, if required, that such financing will be available and, if available, on terms acceptable to the Company. The ability of the Parent to make dividend payments on the Preferred Stock as they become due will be dependent on the results of operations of the Parent and the Operating Subsidiaries.

GENERAL TEXTILES

GENERAL. General Textiles finances its operations through credit provided by suppliers, borrowings under its $25.0 million revolving credit facility, installment notes, and internally generated cash flow. Credit terms provided by suppliers are usually net 30 days.

REVOLVING CREDIT FACILITY. As of October 26, 1996, General Textiles had $21.0 million outstanding and $2.8 million available to borrow under its revolving
credit facility.   As of December 6, 1996, General Textiles had $19.1 million outstanding and $5.9 million available to borrow under its revolving credit facility.

EQUIPMENT FACILITIES. As of October 26, 1996, General Textiles had $1.8 million outstanding under its equipment facilities (the Equipment Facilities), with monthly principal payments of $37,750 (final balloon payment of $216,500 due April 1998) and $30,556 (commencing in June 1996 with final payment due no later than May 1999).

TERM NOTE. As of October 26, 1996, General Textiles had $1.9 million outstanding under an installment note payable with monthly principal payments of $33,333 due in July 2001.


FACTORY 2-U

GENERAL. Factory 2-U finances its operations through credit provided by suppliers, borrowings under its $10.0 million revolving credit facility and internally generated cash flow. Credit terms provided by suppliers are usually net 30 days.

REVOLVING CREDIT FACILITY. As of October 26, 1996, Factory 2-U had $7.9 million outstanding and $430,000 available to borrow under its revolving credit facility. As of December 6, 1996, Factory 2-U had $8.3 million outstanding and $482,000 million available to borrow under its revolving credit facility.

NOGALES MORTGAGE.  In July 1996, Factory 2-U extinguished the
Mortgage Note in the amount of $2.3 million with the proceeds from the sale of the Nogales Property.


PROPOSED CONVERTIBLE DEBENTURE OFFERING

In November 1996, the Company delayed its proposed offering of convertible subordinated debentures (the Proposed Offering). The Company's decision whether to proceed with a financing will depend on the available terms, conditions and amounts, as well as other factors including, but not limited to, the market price of its common stock.

CAPITAL EXPENDITURES

The Company's planned future capital expenditures include costs to open new General Textiles and Factory 2-U stores and to renovate and/or relocate existing stores. Management believes that future capital expenditures will be financed from internal cash flow, the Proposed Offering or an alternative financing, and the General Textiles and Factory 2-U revolving credit facilities.

INFLATION

In general, the Company believes that it will be able to offset the effects of inflation by increasing operating efficiencies, by monitoring and controlling expenses and by increasing prices to the extent permitted by competitive factors.

RECENT CHANGES IN FEDERAL AND STATE LAWS

Effective October 1996, federal law required employers to increase the minimum hourly wage paid to employees from $4.25 to $4.75 and, effective September 1997, from $4.75 to $5.15. In addition, California law requires that employers pay a minimum hourly wage of $5.00 effective March 1997, increasing to a minimum of $5.75 in March 1998. While the Company may be able to raise its retail prices to offset any increases in the minimum wage, there is no assurance that it will be able to do so. Nonetheless, any increases in payroll costs may be offset in whole or in part by a resulting increase in the purchasing power available to certain customers of the Company.


SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company historically has realized its highest level of sales and income during the first and fourth quarters of the fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. The Company incurred a net loss for the quarter and nine months ended October 26, 1996.

                                 PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The Company filed no reports of Form 8-K during the nine months ended October 26, 1996.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FAMILY BARGAIN CORPORATION



Date:     December  10, 1996         By:     /s/  Jeffrey C. Gerstel
                                         ----------------------------
                                         Name:  Jeffrey C. Gerstel
                                         Title: Executive Vice President,
                                                Finance
                                                (duly authorized
                                                 officer and principal
                                                 financial officer)