Form 10-K405
period 1997-02-01
FAMILY BARGAIN CORP
filed 1997-05-01
CIK 813775

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended February 1, 1997   OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period ____________________ to_________________

                         Commission File number 0-16309

                           FAMILY BARGAIN CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     51-0299573
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

               4000 Ruffin Road                          92123
             San Diego, California                     (Zip Code)
         (Address of Principal Offices)

       Registrant's Telephone Number, Including Area Code: (619) 627-1800

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO
                         ---   ---
At April 25, 1997 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $8,497,000.

At April 25, 1997 the Registrant had outstanding 4,929,822 shares of Common Stock, $.01 par value per share.

                                 FORM 10-K INDEX



                                     PART I

Item 1.  Business................................................................................  3
Item 2.  Properties..............................................................................  8
Item 3.  Legal Proceedings.......................................................................  8
Item 4.  Submission of Matters to a Vote of Security Holders.....................................  8


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................  9
Item 6.  Selected Financial Data................................................................. 10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 13
Item 8.  Financial Statements and Supplementary Data............................................. 22
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.... 23


                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..................................... 24
Item 11. Executive Compensation.................................................................. 24
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................... 24
Item 13. Certain Relationships and Related Transactions.......................................... 24


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................... 25

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

     Through its wholly-owned subsidiaries, General Textiles and Factory 2-U, Inc. ("Factory 2-U"), Family Bargain Corporation (the "Company") operates 157 off-price retail apparel and housewares stores under the names "Family Bargain Center" and "Factory 2-U" in California, Arizona, Washington, New Mexico, Oregon, Nevada and Texas. Prior to its acquisition of General Textiles in late 1992 and early 1993, the Company (which had been incorporated in 1987 under the name "BMA Life Care Corp.") had been engaged in several businesses unrelated to the business in which the Company is currently engaged. Such unrelated businesses were discontinued by the Company prior to its acquisition of General Textiles. At the time of its acquisition by the Company, General Textiles was operating under Chapter 11 of the Bankruptcy Code and the Company was only able to assert control over General Textiles upon its emergence from bankruptcy in late May 1993. The Company purchased Factory 2-U in November 1995.

     The Company's 126 Family Bargain Center and 31 Factory 2-U stores sell primarily first quality, in-season clothing for men, women and children and housewares at retail prices which generally are lower than the prices of competing discount and regional off-price stores. The average selling price per item is approximately $4.70 and the price of the most expensive item rarely exceeds $35.00. The Company's stores sell merchandise at bargain prices by purchasing in-season, excess inventory and close-out merchandise at substantially discounted wholesale prices and by setting retail prices which pass along the savings to its customers.

     Typical customers of the Company's stores are low-income families, including agricultural, service and other blue collar workers, a significant portion of whom are of Hispanic origin or members of other ethnic groups. The Company's store merchandising selection, everyday low price strategy and store format are designed to reinforce the concept of value and enhance the customers' shopping experience while maximizing inventory turns.

     Family Bargain Centers, which average 11,900 square feet, and Factory 2-U stores, which average 18,700 square feet, are designed in a self-service format that affords easy access to merchandise displayed on bargain tables, hanger racks and open shelves. Stores are stocked with new merchandise at least weekly. Prices are clearly marked, often with a comparable retail price. Most stores display signs in English and Spanish and are staffed with bilingual personnel. Store atmosphere is enhanced by the playing of locally popular music, the use of brightly colored pennants and occasional festive outdoor promotions.


OPERATIONS

OPERATING STRATEGY

     The Company seeks to be the leading off-price apparel and housewares retailer to lower income customers in the markets it serves. The major elements of its operating strategy include:

         Provide First Quality Merchandise at Bargain Prices: The Company's stores sell first quality merchandise at bargain prices by purchasing in-season, excess inventory and close-out merchandise at substantially discounted wholesale prices and by setting retail prices which pass along the savings to their customers.

         Target Under-Served Market Segments, Including the Hispanic Market: The Company's stores target customers who are under-served in many markets. Typical customers are low-income families, including agricultural, service and other blue collar workers, a significant portion of whom are of Hispanic origin or members of other ethnic groups. The Company's store merchandise selection is a product of purchasing and marketing programs tailored to the purchasing patterns of customers in each store.

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

EXPANSION PLANS

     Opening of New Stores: The Company plans to open new stores in the seven western states in which it currently operates. During the fiscal year ended February 1, 1997 ("Fiscal 1997"), the Company opened 21 new stores. In the fiscal year ending January 31, 1998 ("Fiscal 1998"), the Company plans to increase total stores by 20. As of April 25, 1997, nine new stores have been opened and two stores were closed so far in Fiscal 1998. Average store opening expenses for equipment, fixtures, leasehold improvements and grand opening costs are approximately $100,000. Average initial inventory for a new store is approximately $225,000. Generally, during the two to three month grand opening period, a new store achieves sales in excess of sales of an average comparable mature store and, within six months, generates sales consistent with comparable mature store levels.

     Renovation and Relocation Program: The Company plans to continue its store renovation and relocation program under which it expects to renovate and relocate existing stores as superior sites become available in their markets. Store renovations generally include installing new fixtures, redesigning layouts and refurbishing floors and walls. The cost to renovate or relocate a store is approximately $50,000. During Fiscal 1997, the Company renovated eight stores and relocated eight stores. In Fiscal 1998, the Company plans to renovate and/or relocate approximately five stores.

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

PURCHASING

     The Company purchases merchandise from approximately 1,000 domestic manufacturers, jobbers, importers and other vendors. Payment terms are typically net 30 days. The 10 largest vendors supply approximately 13% of the Company's merchandise. The Company continually adds new vendors and does not maintain long-term or exclusive purchase commitments or agreements with any vendor. The Company has generally not had difficulty locating and purchasing appropriate apparel for its stores. Management believes that there are a substantial number of additional sources of supply of first quality, off-price apparel goods and expects that it will be able to meet its increased inventory needs as the Company grows. The Company's general merchandise manager, four merchandise managers and eleven buyers, who average over 10 years of apparel and housewares industries experience, seek to purchase in-season goods and first-run and last-run merchandise at substantial discounts to normal wholesale pricing.

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

     First-run and Last-run Merchandise. Approximately 10% of the Company's purchases consist of "first-run" and "last-run" merchandise. To ensure product consistency, manufacturers typically produce a preliminary or "first run" of an item. Additionally, manufacturers will produce "last runs" of certain items to fill out production schedules, maintain stock for potential customer reorders, convert excess fabric to finished goods and keep machinery in use. Manufacturers occasionally designate such first and last runs as "irregulars" to differentiate such goods from full price merchandise or to indicate that such merchandise may contain minor imperfections (which do not affect the wear-ability of the items), and typically such merchandise may be purchased at prices below wholesale.

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

MERCHANDISING AND MARKETING

     The Company's merchandise selection, pricing practices and store formats are designed to reinforce the concept of value and maximize customer enjoyment of the shopping experience. The Company's stores offer their customers a diverse selection of primarily first quality, in-season merchandise at prices which generally are lower than those of competing discount and regional off-price stores in their local markets. Nearly all of their merchandise carries brand name labels, including nationally recognized brands. The Company uses an everyday low price strategy with an average selling price per item of approximately $4.70. The price of the most expensive goods rarely exceeds $35.00. For the Family Bargain Center chain, women's and children's apparel each account for approximately 30% of sales, men's apparel accounts for approximately 25% of sales, with the remainder, approximately 15%, consisting of footwear, domestic items, housewares and toys. For the Factory 2-U chain, men's, women's and children's apparel each account for approximately 20% of sales, domestic items account for approximately 22% of sales, with the remainder, approximately 18% of sales, consisting of footwear, housewares and toys.

     The Company delivers new merchandise to its stores at least once per week to encourage frequent shopping trips by its customers and to maximize the rate of inventory turn. As a result of its purchasing practices, store inventory may not always include a full range of colors, sizes and styles in a particular item. Management believes, however, that price, quality and product mix are more important to the Company's customers than the availability of a specific item at a given time.

     The Company emphasizes inventory turn in its merchandising and marketing strategy. Merchandise presentation, everyday low prices, frequent store deliveries, staggered vendor shipments, promotional advertising, store-tailored distribution and prompt price reductions on slow moving items all target rapid inventory turn. The Company believes that the pace of its inventory turn leads to increased profits, reduced inventory markdowns, efficient use of capital and customer urgency to make purchase decisions.

     The Company's administrative headquarters receives daily store sales and inventory information from point-of-sale computers located at each of its stores. This data is reported by stock keeping unit (or "SKU") permitting management to tailor purchasing and distribution decisions. A chain-wide computer network also facilitates communications between the administrative headquarters and stores, enabling management to provide store management with immediate pricing and distribution information.

     The Company's stores are characterized by easily accessible merchandise displayed on bargain tables, hanger racks and open shelves, brightly colored pennants and signs and the playing of locally popular music. Prices are clearly marked, usually displayed in whole dollars. A comparative retail selling price is often noted on price tags. Many stores display signs in Spanish and English and are staffed with bilingual store personnel. Stores have "gala" grand openings and, on occasion, feature outdoor sidewalk promotions with live music and other festive activities. To reach potential customers, management initiated a major shift in its advertising program from use of extensive radio to the development of full-color print media showing actual photos of its merchandise. Print media, which is delivered to the consumer as newspaper inserts and marriage-mail drops, have attracted a new and broader base of customers into the stores. Other advertising programs include television and outdoor promotional activities.

     The Company's stores emphasize customer satisfaction to develop customer loyalty and generate repeat sales. If a customer is not completely satisfied with any purchase, the Company's stores will unconditionally make a full refund or exchange. Most sales are for cash, although checks and credit cards are accepted. The Company does not issue its own credit card, but does offer a layaway program. The layaway program is an important means for the Company's customers, many of whom do not possess credit cards, to purchase goods over time. Layaways account for approximately 10% of the Company's sales.

     Approximately 60% of the Company's sales occur in its third and fourth quarters, during the back-to-school (August and September) and Christmas (November and December) seasons. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Seasonality and Quarterly Fluctuations."

THE STORES

     The Company currently operates 157 stores located in seven western states. Stores are primarily located in rural and lower income suburban communities and, to a lesser extent, in metropolitan areas. Most stores are located in strip shopping centers, where occupancy costs are most favorable. As of April 25, 1997, store locations were as follows:


                        Strip
      State            Center            Downtown        Other         Total
      -----            ------            --------        -----         -----
California                67                12             6             85
Arizona                   30                 4             0             34
Washington                 7                 2             2             11
New Mexico                 8                 0             1              9
Nevada                     6                 0             0              6
Oregon                     7                 0             1              8
Texas                      3                 1             0              4
                          --                --            --             --
                         128                19            10            157
                         ===                ==            ==            ===

     Family Bargain Centers range in size from 2,650 square feet to 34,800 square feet, averaging 11,900 square feet. Factory 2-U stores range in size from 10,000 square feet to 40,500 square feet, averaging 18,700 square feet. Management continually reviews the ability of stores to provide positive contributions to the Company's operating results and may elect to close stores which do not meet performance criteria. Costs associated with closing stores, consisting primarily of the recognition of remaining lease obligations and provisions to re-value assets to net realizable value, are charged to operations during the fiscal year in which the commitment is made to close a store.

         The Company's stores typically employ one store manager, two assistant store managers, and seven to ten sales associates, most of whom are part-time employees. New store managers are trained in all aspects of store operations through a management training program either at the Company's San Diego training center or on location at stores. Other store personnel are trained on site. The average annual compensation for store managers is approximately $25,000, including a bonus of $2,000. The Company often promotes experienced assistant store managers to fill open manager positions. Training films and seminars are also utilized periodically to cover various topics, including merchandising, loss prevention and customer relations.

         The Company's store managers participate in bonus pools under which they are awarded bonuses upon achieving productivity and efficiency objectives. The Company believes that the bonus program is an important incentive for its key employees, helps reduce employee turnover and lowers costs.

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

EMPLOYEES

         As of April 4, 1997 the Company employed 3,296 people, of whom 3,120 were store employees and store field management (2,205 of whom were part-time), 120 were executives and administrative employees and 56 were warehouse employees. None of the Company's employees is subject to any collective bargaining agreements and management considers its relations with its employees to be good.

TRADEMARKS

         Except for the trade names "Family Bargain Center" and "Factory 2-U", which are federally registered trademarks, the Company, General Textiles and Factory 2-U do not use any other material trademarks. The Company is not aware of any infringing uses which could materially impair the use of its trademarks.

GOVERNMENT REGULATION

         The Company's operations are subject to various federal, state and local laws, regulations and administrative practices affecting its business, and the Company must comply with provisions regulating various matters, including equal employment and minimum wages. The Company believes it is in substantial compliance with all material federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operation of its business. The Company believes that the compliance burdens and risks relating to such laws and regulations do not have a material adverse effect on the Company.

ITEM 2. PROPERTIES

         The Company operates 157 retail stores located in California, Arizona, Washington, New Mexico, Oregon, Nevada and Texas, under various operating leases with third parties. The leases are separately negotiated and are generally not uniform. The store locations include strip centers, downtown business districts, and stand alone sites. Typical lease terms are for five years with renewal options in five year increments. Approximately two-thirds of the leases are "triple net leases" under which the Company is required to reimburse landlords for insurance, real estate taxes and common area maintenance costs. Some leases require the Company to pay a minimum monthly rent and a percentage of sales in excess of a certain sales level. The current estimated annual rent expense for the existing 157 stores is approximately $15.0 million.

         The Company's headquarters are located in a 269,000 square foot facility at 4000 Ruffin Road, San Diego, California. This facility consists of 60,500 square feet of office space, a 6,500 square foot retail store and a 202,000 square foot warehouse and distribution center. This facility is leased for a term of 12 years expiring in September 2005. The lease provides for annual base rent at an average of approximately $1.5 million over the lease term.

         The Company sold the former corporate headquarters and distribution center of Factory 2-U in July 1996.

         The Company moved its executive offices to San Diego from New York City in January 1997. The Company remains obligated under the lease of its former executive offices in New York until December 1998. The annual base rent under that lease is approximately $184,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is at all times subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal 1997.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") are traded over-the-counter and are listed on the NASDAQ SmallCap Market. The Common Stock is also listed on the Chicago Stock Exchange. The table below sets forth certain information with respect to the high and low closing bid prices (rounded to the nearest hundredth) of the Company's Common Stock and Series A Preferred Stock during the years ended January 27, 1996, and February 1, 1997 and the subsequent interim period, as quoted by NASDAQ. These quotations represent inter-dealer prices without retail markups, markdowns or commissions and may not be representative of actual transactions.


                                                                         SERIES A
                                                                        PREFERRED
                                                 COMMON STOCK             STOCK
                                                High       Low        High       Low
                                                ----       ---        ----       ---
Fiscal Year Ended January 27, 1996
First Quarter                                  $1.81      $1.13      $6.75      $5.25
Second Quarter                                 $1.25      $0.63      $6.25      $3.37
Third Quarter                                  $1.63      $0.88      $6.62      $4.50
Fourth Quarter                                 $2.06      $0.75      $6.62      $5.50

Fiscal Year Ended February 1, 1997
First Quarter                                  $3.22      $1.56      $8.50      $5.63
Second Quarter                                 $3.13      $1.75      $8.38      $6.88
Third Quarter                                  $2.56      $1.38      $7.44      $6.75
Fourth Quarter                                 $2.34      $1.31      $8.38      $6.13

Fiscal Year Ending January 31, 1998
First Quarter (through April 25, 1997)         $3.00      $2.00      $9.25      $7.88


         The closing bid prices of the Common Stock and the Series A Preferred Stock on April 25, 1997 as reported on the NASDAQ SmallCap Market were $2.06 per share and $8.00 per share, respectively.

         The Series A Preferred Stock began trading on the NASDAQ National Market on July 14, 1994 and on the NASDAQ SmallCap Market in August 1995.

         Other than the Common Stock and the Series A Preferred Stock, none of the Company's issued and outstanding securities are publicly traded on any established securities market.

         As of April 25, 1997, the number of record holders of Common Stock and Series A Preferred Stock were approximately 339 and 85, respectively. These numbers do not include an indeterminate number of stockholders of these securities whose shares are held by financial institutions in "street name." The Company believes there are substantially in excess of 339 beneficial holders of its Common Stock and 85 beneficial holders of its Series A Preferred Stock.

         The Company paid $3.5 million in quarterly dividends on its Series A Preferred Stock in Fiscal 1997. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The declaration and payment of any cash dividends on its Common Stock in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements.

         On March 14, 1996, the Company issued 726,000 shares of its Series A Preferred stock in a private placement to foreign investors under Regulation S of the Securities Act of 1933. The Company received aggregate proceeds (before commissions and expenses of the private placement) of $3.5 million. Commonwealth Associates ("Commonwealth") served as the placement agent for the transaction and received a commission of $319,000 (9% of the aggregate proceeds). As additional compensation in connection with the private placement, the Company issued to Commonwealth and its designees warrants to purchase up to an aggregate of 181,500 shares of the Company's Common Stock at an exercise price of $1.875 per share.

         On January 10, 1997, the Company issued 22,000 shares of its Series B Junior Convertible, Exchangeable Preferred Stock (the "Series B Preferred Stock") in a private placement to an investor group. The Company received aggregate proceeds of $22 million before expenses related to the private placement. On February 20 and March 13, 1997, the Company issued 5,000 and 4,600 additional shares, respectively, of Series B Preferred Stock for an aggregate proceeds of $9.6 million. Then, on March 20, 1997, the Company issued 1,865 shares of Series B Preferred Stock to certain members of management in return for $1.9 million aggregate principal amount of full-recourse notes collateralized by the issued stock. Each of the transactions described in this paragraph was a "transaction by an issuer not involving any public offering", within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The first three of such transactions were implemented in accordance with Regulation D under the Securities Act. The March 20, 1997 share issue was to a limited number of members of the Company's management, each of whom represented to the Company that he or she acquired his or her shares for investment purposes only and without any view to the resale or distribution thereof and agreed that he or she will not dispose of such shares other than in compliance with all applicable laws, including the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is selected financial data for the Company and its consolidated subsidiaries for the twelve months ended April 30, 1993, the nine months ended January 29, 1994 and each of the twelve months ended January 28, 1995, January 27, 1996 and February 1, 1997. The selected financial data includes (a) the Company for all periods, (b) General Textiles commencing May 30, 1993, [following the effectiveness of the Plan of Reorganization of General Textiles under Chapter 11 of the Bankruptcy Code (the "Reorganization Plan")], and (c) Factory 2-U as of January 27, 1996 and for the period from November 11, 1995 to February 1, 1997. The selected financial data for the twelve months ended April 30, 1993 reflect a restatement of the Company's consolidated financial statements to reflect discontinuance of all prior operations. The financial data for the 1993 period reflects an April 30 fiscal year end. In January 1994, the Company changed its fiscal year end to the Saturday closest to January 31 to conform its fiscal year end to that of General Textiles. All of the selected financial data are derived from audited financial information. The audited consolidated financial statements for the fiscal years ended January 28, 1995, January 27, 1996 and February 1, 1997 are included elsewhere in this Form 10-K. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data."

                                                                                 TWELVE MONTHS
                                               TWELVE MONTHS  NINE MONTHS ENDED      ENDED       TWELVE MONTHS     TWELVE MONTHS
                                              ENDED APRIL 30,    JANUARY 29,      JANUARY 28   ENDED JANUARY 27,  ENDED FEBRUARY 1,
                                                   1993            1994(1)           1995            1996(1)             1997
                                                   ----            -------           ----            ----                ----
                                                                                 (in thousands, except for share data)
Income Statement Data
Net Sales                                     $        --       $    96,496       $   146,520       $  179,820       $  252,165
Gross Profit                                           --            32,582            49,435           62,632           81,308
Operating Income (Loss)                            (2,139)            4,547             2,608            5,153          (27,939)
Income (Loss) from Continuing Operations           (3,239)            1,113              (354)           1,478          (36,564)
Net Income (Loss)                                 (19,386)            1,882             2,656              978          (37,390)
Dividends on Preferred Stock                           25               200             2,030            3,040            3,509
Net Income (Loss) Applicable to Common Stock      (19,411)            1,682               626           (2,062)         (40,899)
Weighted Average Shares Outstanding             1,607,946         3,069,885         4,008,311        4,006,420        4,507,340
Net Income (Loss) from Continuing
  Operations Applicable to Common Stock per
  Common and Common Equivalent Share                (2.03)             0.30             (0.59)           (0.39)           (8.89)
Net Income (Loss) Per Common Share(2)              (12.07)             0.55              0.16            (0.51)           (9.07)






                                                 JANUARY 27,    FEBRUARY 1,
                                                    1996           1997
                                                    ----           ----
Balance Sheet Data
Working Capital                                     4,314            248
Total Assets                                       87,152         80,669
Long-Term Debt, and Revolving Credit Notes
   Net of Current Maturities                       25,023         32,309
Stockholders' Equity                               27,717         11,208

NOTES TO SELECTED FINANCIAL DATA

           (1) The results of operations of General Textiles have been consolidated with the Company's results of operations beginning May 30, 1993 when General Textiles emerged from Chapter 11 under the Bankruptcy Code and the Company gained control of General Textiles. Therefore, the Company's consolidated results of operations for the nine months ended January 29, 1994 include General Textiles' results of operations for the eight months ended January 29, 1994. The results of operations of Factory 2-U have been consolidated with the Company's results of operations beginning November 11, 1995, when Factory 2-U was acquired. Therefore, the Company's consolidated results of operations for the twelve months ended January 27, 1996 include Factory 2-U's results of operations for the two and one half months ended January 27, 1996.

           (2) Net income (loss) per common share is calculated by dividing net income (loss) applicable to common stock by the weighted average number of shares outstanding for each respective period, and gives retroactive effect to a one-for-six reverse stock split approved by the Board of Directors on March 25, 1994 and effective on May 1, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and "Financial Statements and Supplementary Data."

GENERAL

           During the past three fiscal years, a number of events occurred which had a significant impact on the financial condition of the Company and its consolidated subsidiaries. In January 1997, an investment group (the "TCR Investors") advised by Three Cities Research, Inc. ("TCR") obtained a controlling equity interest in the Company when the TCR Investors acquired all of the Common and Series A Preferred Stock held by the former chairman, vice chairman and chief executive officer of the Company (the "Former Executives") and the Company issued 22,000 shares of newly authorized Series B Preferred Stock to the TCR investors (the "1997 Private Placement"). Subsequent to the close of Fiscal 1997, the Company issued an additional 11,465 shares of the Series B Preferred stock to investors, directors and management of the Company. The Series B Preferred Stock has voting rights equivalent to the number of common shares into which it is convertible.

           In connection with the change in control, the Company moved its executive offices from New York City to San Diego, California and entered into agreements with the Former Executives whereby their employment and benefit contracts were terminated. The Company also entered into a contract with the Former Executives under which they agreed not to compete with the Company in the off-price retail apparel or low price housewares businesses prior to June 2000.

           On December 30, 1996, the three Former Executives and three former directors resigned from the Board of Directors and three managing directors of TCR were appointed to serve on the Company's Board. William W. Mowbray, the President and Chief Executive Officer of General Textiles and Factory 2-U and a director of the Company, was appointed President and Chief Executive Officer of the Company. In February 1997, the Company's Board of Directors nominated three new directors, including James D. Somerville who was elected Chairman of the Board of Directors.

           On November 13, 1995, the Company acquired all of the outstanding shares of Common Stock of Factory 2-U pursuant to a stock purchase agreement (the "Stock Purchase Agreement"). Commencing November 11, 1995 (the closest period end), the assets, liabilities and results of operations of Factory 2-U have been consolidated with those of the Company.

           On July 21, 1994, the Company completed an offering of Series A Preferred Stock pursuant to which the Company received approximately $27.0 million in net proceeds (the "1994 Offering"). The net proceeds of the 1994 Offering were used among other things, to redeem all of the then outstanding shares of Series C Preferred Stock and Series D Preferred Stock of the Company, to exercise an option to purchase indebtedness of General Textiles at a substantial discount, and to finance an accelerated store expansion program.

           In May 1993, General Textiles emerged from Chapter 11 bankruptcy and commenced operating under the Reorganization Plan. The Reorganization Plan limits the amount of cash that can be transferred from General Textiles to the Company and requires that General Textiles make payments to service subordinated notes arising from the bankruptcy (the "Bankruptcy Debt" as defined below), the amounts and timing of which are dependent upon the cash flows of General Textiles as defined in the Reorganization Plan.

           The Liquidity and Capital Resources section below provides a discussion of transactions completed by the Company.

           Fiscal 1997 was a 53 week period as compared to a 52 week period of the prior fiscal year.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 1, 1997 COMPARED TO THE YEAR ENDED JANUARY 27, 1996

         Net sales (gross sales less sales tax and sales returns) were $252.2 million for Fiscal 1997 compared to $179.8 million for the year ended January 27, 1996 ("Fiscal 1996"), an increase of $72.4 million. Of the increase, $41.5 million was attributable to the inclusion of Factory 2-U sales for a full year in Fiscal 1997 compared to only 11 weeks in Fiscal 1996 (Factory 2-U was acquired at the beginning of the 42nd week of Fiscal 1996), $7.7 million was due to increases in comparable store sales (sales at stores open throughout both years for General Textiles and throughout the same weeks for Factory 2-U), $3.3 million was attributable to a 53rd week in Fiscal 1997 and the remaining $19.9 million increase in sales was due to the opening of new stores and non-comparable stores (stores open for less than one year). Fiscal 1997 comparable store sales for General Textiles increased 4% from Fiscal 1996. Comparable store sales for Factory 2-U increased 11.5% during the same weeks operated by the Company in Fiscal 1997 compared to Fiscal 1996. As of February 1, 1997, the Company operated 150 stores compared to 131 as of January 27, 1996.

         Gross profit was $81.3 million for Fiscal 1997 compared to $62.6 million in Fiscal 1996, an increase of $18.7 million. Of the total increase, $15.4 million was attributable to the inclusion of a full year of Factory 2-U sales for Fiscal 1997 as compared to only 11 weeks in Fiscal 1996. The remaining increase in gross profit was due to the opening of new stores, an increase in comparable store sales, the additional week in Fiscal 1997, all net of a decrease in gross profit as a percentage of sales. As a percentage of sales, gross profit was 32.2% in Fiscal 1997 compared to 34.8% in Fiscal 1996. The decrease in gross profit as a percentage of sales was a result of increased markdown activity, increased inventory shrinkage as compared to Fiscal 1996, and the establishment of a markdown allowance related to parking lot sale inventory to be liquidated in the first half of Fiscal 1998.

         Selling, general and administrative expenses were $87.8 million for Fiscal 1997 compared to $56.1 million for Fiscal 1996, an increase of $31.7 million. Of the total increase, $14.4 million was attributable to the inclusion of a full year of operations for Factory 2-U in Fiscal 1997 compared to 11 weeks of activity in Fiscal 1996. As a percentage of sales, selling, general and administrative expenses were 34.8% in 1997 compared to 31.2% in Fiscal 1996. The increase in selling, general and administrative expenses as a percentage of sales was attributable to increases in salaries and wages, an increase in store closing and opening expenses, and an increase in expenses of the former New York office. The increase in salaries and wages is due to the increase in the minimum wage during the latter part of Fiscal 1997 and an increase in corporate wages as the Company increased its staff to accommodate anticipated additional growth. The increase in store closing and opening expenses arises from a $1.5 million charge taken at the end of Fiscal 1997 to provide an allowance for stores that have been identified for closing and to write-off $0.5 million in capitalized store pre-opening costs. Expenses related to the former New York office were $3.6 million, exclusive of unusual and closure charges, in Fiscal 1997 compared to $1.8 million in Fiscal 1996, an increase of $1.8 million. The Company closed the New York office in January 1997 when it moved its executive offices to San Diego.

         Interest expense and financing fees were $8.6 million in Fiscal 1997 compared to $3.7 million for Fiscal 1996, an increase of $4.9 million. Of the increase, $2.8 million was attributable to increases in the amortization of debt discount related to the Bankruptcy Debt (as defined below) of General Textiles. The remaining $2.1 million increase was attributable to increased debt arising from expansion of the Company, including the financing of Factory 2-U for a full fiscal year as compared to only two and one half months in the prior fiscal year.

         Loss on disposal of discontinued operations was $0.8 million in Fiscal 1997 compared to $0.5 million in Fiscal 1996. In Fiscal 1997, the Company determined that a consulting contract arising from the settlement of a lawsuit had no value. Accordingly, the Company charged all pre-paid and future payments related to the consulting contract to discontinued operations. The Company does not anticipate any future expenses related to its former distribution businesses.

         The Company recognized unusual charges to operations in the aggregate amount of $9.2 million during Fiscal 1997. (see "Liquidity and Capital Resources
- The Company").

         The Company recognized a charge to operations in the amount of $8.4 million during Fiscal 1997 when it determined that the goodwill arising from its acquisition of Factory 2-U was impaired.

         The Company recognized a charge to operations in the amount of $1.9 million in Fiscal 1997 arising from the write-off of capitalized costs related to a public offering of securities that was withdrawn. In lieu of the withdrawn offering, the Company completed the private placement with the TCR Investors.

         Net loss was $37.4 million in Fiscal 1997 compared to net income of $1.0 million in Fiscal 1996. Net loss applicable to common stock was $40.9 million in Fiscal 1997 compared to net loss applicable to common stock of $2.1 million in Fiscal 1996.


YEAR ENDED JANUARY 27, 1996 COMPARED TO THE YEAR ENDED JANUARY 28, 1995

         Net sales were $179.8 million for Fiscal 1996 compared to $146.5 million for the year ended January 28, 1995 ("Fiscal 1995"), an increase of $33.3 million. Of the increase, $13.3 million was attributable to the inclusion of 11 weeks of Factory 2-U sales in Fiscal 1996, $3.6 million was due to a 2.8% increase in comparable General Textiles store sales, and the remaining $16.4 million increase in sales was due to the opening of new Family Bargain Centers and non-comparable stores. As of January 27, 1996, General Textiles operated 102 stores compared to 97 stores as of January 28, 1995, and Factory 2-U operated 29 stores as of January 27, 1996.

         Gross profit was $62.6 million for Fiscal 1996 compared to $49.4 million for Fiscal 1995, an increase of $13.2 million. Of the increase, $4.6 million was attributable to the inclusion of 11 weeks Factory 2-U sales in Fiscal 1996. The remaining $1.0 million increase in gross profit was due to the opening of new General Textiles stores, an increase in comparable General Textiles store sales and improved gross profit as a percentage of sales. As a percentage of sales, gross profit was 34.8% for Fiscal 1996 compared to 33.7% for Fiscal 1995.

         Selling, general and administrative expenses were $57.5 million for Fiscal 1996 compared to $46.8 million for Fiscal 1995, an increase of $10.7 million. Of the increase, $4.4 million was attributable to the inclusion of Factory 2-U operations for 11 weeks in Fiscal 1996. As a percentage of sales, selling, general and administrative expenses were 32.0% for both Fiscal 1996 and Fiscal 1995.

         Interest expense and financing fees were $3.7 million for Fiscal 1996 compared to $2.8 million for Fiscal 1995, an increase of $0.9 million. Of the increase, $0.1 million was attributable to the financing of Factory 2-U during the last 11 weeks of Fiscal 1996. $0.5 million of the remaining increase was due to a net increase in the amortization of debt discount arising from gains realized upon the issuance of subordinated notes of General Textiles in settlement of pending bankruptcy claims and increased debt discount amortization related to the Bankruptcy Debt (as defined below) of General Textiles.

         Loss from disposal of discontinued operations was $0.5 million for Fiscal 1996 compared to $2.2 million for Fiscal 1995.

         Net income was $1.0 million for Fiscal 1996 compared to $2.7 million for Fiscal 1995. Net loss applicable to common stock was $2.1 million in Fiscal 1996 compared to net income applicable to common stock of $0.6 million in Fiscal 1995


LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

         OBLIGATIONS OF THE COMPANY. As of February 1, 1997, the Company, exclusive of General Textiles and Factory 2-U, had outstanding indebtedness in the principal amount of $2.7 million.

         The Company owes $1.0 million to the former shareholders of Factory 2-U pursuant to the F2U Acquisition Notes (defined below) and $1.7 million under secured promissory notes payable to the Former Executives in respect of their agreement not to compete with the Company prior to June 2000.

         Dividends on the Series A Preferred Stock total $3.5 million per year based on the annual dividend rate of $0.95 per share and are payable quarterly if, as, and when declared by the Board of Directors.

         The Company relies on payments from General Textiles and Factory 2-U to service principal, interest and dividends related to its debt and equity and to pay expenses and accrued liabilities. Such payments from General Textiles include payments to the Company pursuant to a Tax Sharing Agreement (defined below), debt service arising from certain subordinated debt of General Textiles (which the Company owns pursuant to purchases from third parties), and a Management Agreement (the "GT Management Agreement"), as described below. The Reorganization Plan prohibits the payment of dividends and other distributions by General Textiles to the Company. Payments by Factory 2-U to the Company are limited under the Factory 2-U Revolving Credit Facility to payments pursuant to a management agreement (the "Factory 2-U Management Agreement") and a debt guaranty agreement ("the Guaranty Fee Agreement").

         Pursuant to the Reorganization Plan, the Company and General Textiles entered into the tax sharing agreement (the Tax Sharing Agreement). The Tax Sharing Agreement requires General Textiles to pay to the Company or to its affiliates, an amount equal to 80% of any federal income tax savings achieved by General Textiles' sharing in net tax losses arising from General Textiles filing its federal income tax return on a consolidated basis with the Company and its affiliates as opposed to filing a federal income tax return on an unconsolidated "stand-alone" basis. Likewise, the Tax Sharing Agreement also requires the Company to pay to General Textiles 80% of any federal income tax savings accruing to the Company that arise from the filing of a consolidated federal income tax return. Payments to the Company or General Textiles under the Tax Sharing Agreement are made monthly based on the estimated tax savings, if any. At February 1, 1997, the Company has significant net operating loss carryforwards ("NOLs") that may benefit General Textiles in future periods and result in General Textiles being required to make payments to the Company under the Tax Sharing Agreement. General Textiles experienced a tax loss for federal purposes in Fiscal 1997 and therefore did not benefit from the Company's NOLs. Furthermore, a significant portion of the Company's NOLs are of limited use in the future pursuant to Section 382 of the Internal Revenue Code which limits the offsetting of NOLs against current taxable income following a change in control. Therefore, to the degree that General Textiles experiences tax losses in the future, has its own NOLs available to offset future taxable income, or to the degree that the Company's NOLs are limited in availability to offset future taxable income of General Textiles, payments to the Company pursuant to the Tax Sharing Agreement may be significantly limited.

         At February 1, 1997, the Company owned an aggregate of $14.5 million face amount of General Textiles subordinated notes acquired from third party note holders in Fiscal 1994 and 1995. General Textiles makes payments to the Company in accordance with the terms of notes and Reorganization Plan as described below.

         The Reorganization Plan permits the payment of management fees and bonuses by General Textiles to the Company pursuant to the GT Management Agreement. Obligations for payments by General Textiles under the GT Management Agreement are subordinated to General Textiles' obligations under its revolving credit facility.

         In January 1996, the Company settled a lawsuit commenced in 1993 by former owners of Mandel-Kahn Industries, Inc. which was purchased by the Company in 1992. Under the settlement, the Company made a payment of $0.2 million in Fiscal 1996 and payments amounting to $1.0 million plus interest during Fiscal 1997 pursuant to a secured installment note payable. The $1.0 million obligation was secured by the issuance to an escrow account of 153,846 shares of Series A Preferred Stock which were retired by the Company in January 1997 following extinguishment of the debt. The Company also entered into a five-year consulting agreement requiring an aggregate of $0.8 million in cash payments and issuance of 60,000 shares of Series A Preferred Stock. The Company remains obligated to pay an aggregate of $0.6 million in monthly installments until January 2001.

         Management believes that the Company's sources of cash, including the cash received under its private placement of Series B Preferred Stock, the Tax Sharing Agreement, the Trade Subordinated Notes (defined below), the Company Subordinated Note (defined below), the GT Management Agreement, the F2U Management Agreement, the Guaranty Fee Agreement, and available cash reserves, will be adequate to finance its operations and meet obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the Company to make dividend payments on the Series A Preferred Stock as they come due will be dependent on the results of operations of the Company.

         UNUSUAL CHARGES. In January 1997, the Company recognized a charge to operations in the amount of $9.2 million related to the termination of employment and benefit contracts of the Former Executives, the accrual of future lease payments on its former executive office in New York City and costs to cancel contracts with consultants and former directors that are not expected to provide value to the Company in the future. Excluded from these charges were costs associated with an agreement not to compete executed by the Former Executives in favor of the Company in return for $1.7 million in secured promissory notes payable in January 1998 and bearing interest at 5.6% (the "Non-Compete Notes"). The Non-Compete Notes are secured by letters of credit established in favor of the Former Executives. The expense arising from the $1.7 million agreement not to compete is amortized ratably to operations until June 2000.

         FACTORY 2-U ACQUISITION OBLIGATIONS. The November 1995 acquisition of Factory 2-U was completed pursuant to the Stock Purchase Agreement, dated August 29, 1995, by and between the Company and the former shareholders of Factory 2-U. The acquisition was financed in part by the issuance of certain notes payable. At February 1, 1997, the Company was obligated pursuant to two promissory notes: a $0.6 million term note with principal and accrued interest due in October 1998 and a $0.4 million installment note with principal and interest payable in quarterly installments until October 1998 (collectively, the "F2U Acquisition Notes"). The F2U Acquisition Notes bear interest at a rate of 8.75% per annum and are subject to penalties and adjustment in the event of failure to pay amounts when due.


GENERAL TEXTILES

         GENERAL. General Textiles finances its operations through credit provided by vendors and other suppliers, its $25.0 million working capital facility (the "GT Revolving Credit Facility"), $3.4 million in installment notes ("the GT Installment Notes"), capital leases, trade credit and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts borrowed under the working capital facility are based on a percentage of eligible inventory, as defined, outstanding from time to time, as more fully described below.

         Upon and after emerging from bankruptcy in May 1993, General Textiles issued non-interest bearing Subordinated Notes and Reorganization Securities (collectively, the "Bankruptcy Debt") in satisfaction of the claims of its creditors. Payments to holders of the Bankruptcy Debt are contingent upon the annual earnings and cash flow levels of General Textiles. Interest expense and carrying value of the Bankruptcy Debt is determined based on projections of the earnings and cash flows of General Textiles, which in turn impact the projected amounts and timing of payments to be made on debt principal. Due to the contingent nature of the timing and amounts of future payments, the carrying value and annual interest expense related to the Bankruptcy Debt can be significantly impacted by changes in expected earnings and cash flows of General Textiles. Likewise, actual earnings and cash flows, as well as minimum payment provisions of the Reorganization Plan and the related notes, can result in substantial principal payment requirements in future years. The inability of General Textiles to make such payments can result in additional issuance of debt or, ultimately, in the loss of control of General Textiles, as described more completely below.

         Management believes that General Textiles will have sufficient resources to provide for capital expenditures, to finance its working capital needs and to make expected payments required under the Bankruptcy Debt and other debt during the next twelve months from credit supplied by the Company, its suppliers, its working capital facility and internally generated cash flow.

         GT REVOLVING CREDIT FACILITY. Under the GT Revolving Credit Facility, General Textiles may borrow from 50% to 65%, based upon seasonality, of eligible inventory, as defined, plus a special purchase over-advance of up to $1.0 million, subject to a maximum of $25.0 million of revolving credit indebtedness outstanding at any time. As of February 1 and April 23, 1997, General Textiles owed $13.0 million and $12.0 million, respectively, under the GT Revolving Credit Facility. There was $3.5 million and $8.8 million available for additional borrowing under the GT Revolving Credit Facility as of February 1, 1997 and April 23, 1997, respectively. Amounts borrowed under the GT Revolving Credit Facility bear interest at an annual rate equal to prime plus 2%, payable monthly. Amounts borrowed under the GT Revolving Credit Facility over-advance for special purchases bear interest at an annual rate equal to prime plus 3%, payable monthly. The GT Revolving Credit Facility expires in November 1998 and is secured by a lien on all of the assets and a pledge of all the capital stock of General Textiles.

         In April 1997, General Textiles obtained a commitment from its working capital lender (the "Working Capital Lender") whereby the GT Revolving Credit Facility is to be increased to $35.0 million (with advances limited to 65% of eligible inventory, as defined), the interest rate is to be decreased to prime plus 3/4%, and the facility expiration date is to be extended to November 1999. In addition, the Working Capital Lender agreed to provide a new term loan in the amount of $5.0 million to be used for capital expenditures (the "New Term Loan").

         GT INSTALLMENT NOTES. As of February 1, 1997, General Textiles owed $3.4 million to the Working Capital Lender under three installment notes used to finance equipment purchases and general working capital needs. The GT Installment Notes bear interest at rates ranging from prime plus 2% to prime plus 3% per annum. Interest and principal are payable monthly and maturity dates range from April 1998 to July 2001.

         Under the GT Revolving Credit Facility and the GT Installment Notes, General Textiles is required to comply with certain covenants, including restrictions on distributions and dividends, additional indebtedness, salary increases and bonuses, changes in capital structure and business objectives, mergers, consolidations and sales of all or substantially all of General Textiles' assets. In addition, General Textiles is subject to certain financial covenants and ratios including those covering working capital, limitations on capital expenditures and payments of any money to affiliates, current ratios, minimum net worth and debt-to-net-worth ratios. Breach of these covenants or the occurrence of certain other events, including any material adverse change in the business or financial condition of General Textiles, may result in an event of default.

         The Working Capital Lender has been granted a security interest in all of the assets of General Textiles and Factory 2-U to secure General Textiles' and Factory 2-U's obligations thereunder.

         BANKRUPTCY DEBT OF GENERAL TEXTILES

         SUBORDINATED NOTES. Pursuant to the Reorganization Plan, pre-bankruptcy unsecured claims of approximately $47.2 million were settled at an average rate of 46% by the issuance of the Subordinated Notes with an aggregate principal amount of $21.8 million. Through February 1, 1997, an aggregate face value of $8.0 million in Subordinated Notes had been issued to trade creditors and other unsecured creditors of General Textiles under an Indenture dated May 29, 1993 (the "Indenture") between General Textiles and IBJ Schroder Bank and Trust Company, as Trustee (the "Trade Subordinated Notes"). An additional Subordinated
Note in the face amount of $13.8 million was issued to an original lender and was subsequently purchased by the Company in July 1994 (the "Company Subordinated Note"). The Subordinated Notes pay no cash interest and are amortized through annual contingent payments based on a percentage of excess cash flow (the "Annual Payments"), as defined in the Indenture. The Trade Subordinated Notes provide that General Textiles must redeem an aggregate principal amount equal to 70% of the Annual Payments in the fiscal years ended in 1994 through 1997 and 30% of the Annual Payments in the fiscal years ending January 1998 through 2003. The Company Subordinated Note provides for payments of 30% of the Annual Payments in the fiscal years ended in 1994 through 1997 and 70% of the Annual Payments in the fiscal years ending January 1998 through 2003. Payment of the Annual Payments in any year is due within 30 days of the determination of the Annual Payments for such year (but no later than 90 days after fiscal year-end), except in the case of a disputed payment. If the Company Subordinated Note is paid in full, the Annual Payments otherwise payable to the Company will be used to redeem Trade Subordinated Notes. The Subordinated Notes are subordinated to all indebtedness of General Textiles other than the Reorganization Securities. The Company Subordinated Note is eliminated in consolidation and is therefore not reflected on the consolidated balance sheets of the Company.


         The Subordinated Notes and the Reorganization Plan provide that if 60% of the original principal amount of the Trade Subordinated Notes are not redeemed within 30 days after the determination of the amount of the Annual Payments for Fiscal 1997, each holder of Subordinated Notes will receive additional Subordinated Notes equal to 20% of the principal amount of Subordinated Notes originally issued to such holder ("Additional Notes"). If 80% of the principal amount of the Trade Subordinated Notes plus 100% of the Additional Notes issued to holders of the Trade Subordinated Notes are not redeemed within 30 days after the determination of the amount of the Annual Payments for fiscal yearl 2000, each holder of Subordinated Notes will receive Additional Notes equal to 20% of the principal amount of Subordinated Notes originally issued to such holder. Furthermore, if 100% of the principal amount of Additional Notes issued to holders of Trade Subordinated Notes in Fiscal 1997 are not redeemed within 30 days of the determination of the Annual Payments for fiscal year 2000 or 100% of the principal amount of all Trade Subordinated Notes are not redeemed within 30 days of the determination of the Annual Payments for fiscal year 2003, then notwithstanding the rights of the Company, the holder of the Company Subordinated Note and the Creditors Committee will have the right to replace through election all of General Textiles' existing directors. The ratio of the number of directors to be elected by the holders of the Company Subordinated Note and the number of directors to be elected by the Creditors Committee (rounded to the nearest whole number) will approximate the ratio of the then outstanding principal amount of Company Subordinated Note to the then outstanding principal amount of the Trade Subordinated Notes. In addition, if specified percentages of all outstanding Subordinated Notes issued upon effectiveness of the Reorganization Plan are not repaid within 30 days of the determination of the Annual Payments for specified fiscal years (30% in Fiscal 1997, 43.4% in Fiscal 1998, 53.5% in fiscal year 1999 and 70% in fiscal year 2000), then the holders of the Trade Subordinated Notes and the Company Subordinated Note will have a right to elect a minority of General Textiles' directors based on a formula set forth in the Reorganization Plan. The holders of the Trade Subordinated Notes and the Company Subordinated Note will each elect one-half of the directors entitled to be elected; provided, however, that if the number of directors to be elected is an odd number, the holders of the Company Subordinated Note will elect one more director than the holders of the Trade Subordinated Notes. Under the Subordinated Notes, General Textiles must comply with certain covenants, including limitations on executive compensation, limitations on dividends, and mandatory prepayment under certain change of control events.

         REORGANIZATION SECURITIES. Pursuant to the Reorganization Plan, pre-petition subordinated lenders received $4.9 million principal amount of Subordinated Reorganization Notes and $17.3 million principal amount of Junior Subordination Reorganization Notes (collectively, the "Reorganization Securities").

         The Subordinated Reorganization Notes are non-interest bearing and are not entitled to any cash payments until all of the Subordinated Notes are paid in full. However, the principal amount payable under the Subordinated Reorganization Notes increases annually on the anniversary of the notes as required under the Reorganization Plan and the terms of the notes. Under the terms of the Subordinated Reorganization Notes, General Textiles is subject to certain covenants, including limitations on executive compensation and dividends.

         The Junior Subordinated Reorganization Notes are currently non-interest bearing. During any fiscal year that General Textiles' adjusted earnings ("EBITDA" as defined in such notes) exceeds $10.0 million, the Junior Subordinated Reorganization Notes will accrue interest at the lesser of (i) 6% per annum, or (ii) 80% of General Textiles' EBITDA in excess of $10.0 million (the "Contingent Payments"). No interest or principal payments are payable on the Junior Subordinated Reorganization Notes until all of the Subordinated Notes are paid in full. In the event of a qualifying event of liquidity, as defined in the Reorganization Plan, which includes a public offering of General Textiles' securities, the Junior Subordinated Reorganization Notes could be exchanged, at the option of General Textiles, for 19% of the remainder of the market equity value of General Textiles, as defined, less $3.0 million payable at the option of the Company either in cash or in stock of General Textiles. Under the terms of the Junior Subordinated Reorganization Notes, General Textiles must devote a substantial portion of the Annual Payments to the repayment of the Subordinated Notes and is subject to certain covenants including limitations on executive compensation and dividends.

         Annual Payments are allocated to the Reorganization Securities commencing 30 days after the Subordinated Notes are paid in full. Annual Payments allocated to the Reorganization Securities are applied first to any accrued Contingent Payments, then to the Subordinated Reorganization Notes and lastly to the Junior Subordinated Reorganization Notes.

FACTORY 2-U

         GENERAL. Factory 2-U finances its operations through credit provided by its affiliates and suppliers, its $10.0 million working capital facility and internally generated cash flow. Amounts borrowable under the working capital facility are based on a percentage of eligible inventory, as defined, outstanding from time to time, as more fully described below. General Textiles provides administrative services to Factory 2-U and charges Factory 2-U a management fee for such services. These services include merchandising, finance, accounting, distribution, advertising and executive administrative support. General Textiles also serves as the purchasing agent for all merchandise shipped to Factory 2-U. Factory 2-U generally pays General Textiles for merchandise purchased by General Textiles within 30 days of receipt of goods by General Textiles.

         Management believes that Factory 2-U will have sufficient working capital to meet its needs during the next twelve months from credit terms supplied by its affiliates and suppliers, its working capital facility and internally generated cash flow.

         F2U REVOLVING CREDIT FACILITY. Upon consummation of the acquisition of Factory 2-U, Factory 2-U entered into a $10.0 million revolving credit facility with a lender (the "F2U Revolving Credit Facility", and collectively with the GT Revolving Credit Facility, the "Revolving Credit Facilities") secured by a lien on all of the assets of Factory 2-U, a Guaranty of the Company, and a pledge of certain other assets owned by the Company. Under the F2U Revolving Credit Facility, Factory 2-U may borrow up to 60% of eligible inventory, as defined, subject to a maximum of $10.0 million of amounts outstanding at any time. This rate was increased to 65% effective April 28, 1997. In December 1996, the F2U Revolving Credit Facility was amended to require that General Textiles acquire Factory 2-U or merge with Factory 2-U by June 30, 1997. As of February 1, 1997 and April 23, 1996, there was $4.9 million and $6.3 million outstanding, respectively, and $2.1 million and $1.2 million, respectively, available for additional borrowing under the F2U Revolving Credit Facility. Amounts borrowed under the F2U Revolving Credit Facility bear interest at an annual rate equal to prime plus 2%, payable monthly. The F2U Revolving Credit Facility expires in November 1998 and is secured by a lien on all of the assets of Factory 2-U. In addition, the Company is a guarantor under the F2U Revolving Credit Facility.

         In April 1997, Factory 2-U obtained a commitment from the Working Capital Lender whereby the F2U Revolving Credit Facility is to be increased to $15.0 million (with advances limited to 65% of eligible inventory, as defined), the interest rate is to be decreased to prime plus 3/4%, and facility expiration date is to be extended to November 1999.

         METLIFE OBLIGATIONS. In connection with the Company's acquisition of Factory 2-U, Factory 2-U entered into a Consent and Restructure Agreement dated as of November 30, 1995 between Factory 2-U and MetLife Capital Corporation, which restructured indebtedness under a 1992 aircraft lease (the "MetLife Agreement"). Under the MetLife Agreement, Factory 2-U is obligated to repay the $0.5 million principal balance outstanding at February 1, 1997 plus interest at 8% per annum, through monthly payments of $13,648 through November 1998 and a balloon payment of $0.3 million in December 1998. The Company is a guarantor of this obligation.

         STATE OF ARIZONA OBLIGATIONS. In connection with the Company's acquisition of Factory 2-U, in November 1995, Factory 2-U entered into two Modification Agreements with departments of the State of Arizona in connection with loans made by such departments to Factory 2-U in the original principal amounts of $97,329 (the "EDA Loan") and $250,000 (the "CEDC Loan"), respectively. Interest accrues under the EDA Loan at 5% per year, and under the CEDC Loan at 6% per year. Pursuant to the EDA Loan, Factory 2-U is obligated to make monthly principal and interest payments of $1,992 through March 1999. Pursuant to the CEDC Loan, Factory 2-U is obligated to make monthly principal and interest payments of $4,232 through December 1999. The outstanding principal balances of these loans on February 1, 1997 was $0.2 million. The Company is a guarantor of both of these obligations.

         RESCHEDULED ACCOUNTS PAYABLE. In connection with the Company's acquisition of Factory 2-U, non-affiliated creditors of Factory 2-U, representing over 80% of the trade accounts payable with invoice dates prior to September 1, 1995, agreed to reschedule the payment of their receivables from Factory 2-U over a 24 month period in 24 equal installments. Factory 2-U commenced making monthly payments on the obligations in November 1995. As of February 1, 1997, Factory 2-U was obligated for the payment of approximately $1.7 million, net of approximately $0.1 million representing a discount of the future payments computed using an 11.5% implicit interest rate.

FISCAL 1997 PRIVATE PLACEMENT OF SERIES A PREFERRED STOCK

         In March, 1996, the Company completed an offering of 726,000 shares of Series A Preferred Stock to non-U.S. purchasers pursuant to Regulation S under the Securities Act (the "March 1996 Offering"). The Company received net proceeds from the March 1996 Offering of $2.9 million (after deducting the placement agent's commissions and other offering expenses). The net proceeds were used for working capital and general corporate purposes, including increased working capital requirements created by the addition of 29 stores through the acquisition of Factory 2-U.

1997 PRIVATE PLACEMENTS OF SERIES B PREFERRED STOCK

         On January 20, 1997, the Company issued 22,000 shares of its Series B Preferred Stock in a private placement to an investor group. The Company received aggregate proceeds of $22.0 million (before expenses related to the private placement) and net proceeds of $21.2 million. On February 20 and March 13, 1997, the Company issued 5,000 and 4,600 additional shares, respectively, of Series B Preferred Stock for aggregate proceeds of $9.6 million. Then, on March 20, 1997, the Company issued 1,865 shares of Series B Preferred Stock to certain members of management in return for $1.9 million in full-recourse notes receivable collateralized by the issued stock. The Series B Preferred Stock pays no dividends, except under certain events of liquidity, until there is no longer any Series A Preferred Stock outstanding. The net proceeds obtained from the private placements were used by the Company to pay the costs to settle the existing employment and benefit agreements of the Former Executives and to reduce outstanding indebtedness under the Revolving Credit Facilities.


CAPITAL EXPENDITURES

         The Company's planned future capital expenditures include costs to open new Family Bargain Centers and Factory 2-U stores, to renovate and/or relocate existing stores, and to expand its warehouse facilities. Management believes that future expenditures will be financed from internal cash flow, the GT Revolving Credit Facility, the F2U Revolving Credit Facility, and the New Term Loan.

INFLATION

         In general, the Company believes that it will be able to offset the effects of inflation by increasing operating efficiency, by monitoring and controlling expenses and by increasing prices to the extent permitted by competitive factors.

MINIMUM WAGE INCREASES AND WELFARE REFORM

         The Company employs, both in its stores and in its corporate headquarters, a substantial number of employees who earn hourly wages near or at the minimum wage. Recent actions by both the federal and certain state governments have increased the hourly wages payable by the Company to such employees. To combat this wage increase, the Company has instituted policies to maintain its ratio of wages to gross margins by controlling aggregate wage increases through an enhanced wage control and monitoring system and increased initial mark-ons to its retail prices. Management believes that these measures will be adequate to control the impact of hourly wage increases on the overall profitability of its operations.

         A significant number of the Company's customers are believed to come from low-income families whose incomes have historically been subsidized by government and other forms of assistance. Management believes that recent actions by the federal and certain state governments to reform income subsidies may have an impact on its operating performance. However, management also believes it is too early to tell whether the impact will be materially adverse to the Company. Although management expects demand for off-price apparel and low-priced housewares to continue to grow in the markets its serves despite governmental reforms, management recognizes that there can be no assurance that demand will grow at all or as fast as it has been historically. The Company has made substantial investments and financial commitments towards serving low-income customers, and any adverse impact on the income of such customers can adversely impact the operating results of the Company.

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

         The Company historically has realized lower sales in its first two quarters (February through July), which often has resulted in the Company incurring losses during those quarters. The Company incurred a net loss in the first quarter of Fiscal 1997 and net losses applicable to Common Stock in both of the first two quarters of Fiscal 1997. Based on these historical results, management believes that it may, during the first two quarters of Fiscal 1998, experience operating results that are substantially below those expected for the second two quarters of the fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                           Page
                                                                                           ----
FAMILY BARGAIN CORPORATION

Independent Auditors' Report to the Board of Directors and Stockholders of
         Family Bargain Corporation                                                         F-1

Family Bargain Corporation and Subsidiaries Consolidated Balance Sheets
         as of January 27, 1996 and February 1, 1997                                        F-2

Family   Bargain Corporation and Subsidiaries Consolidated Statements of
         Operations for the years ended January 28, 1995,
         January 27, 1996 and February 1, 1997                                              F-4

Family Bargain Corporation and Subsidiaries Consolidated Statements of
         Stockholders' Equity for the years ended January 28, 1995,
         January 27, 1996 and February 1, 1997                                              F-6

Family   Bargain Corporation and Subsidiaries Consolidated Statements of Cash
         Flows for the years ended January 28, 1995,
         January 27, 1996 and February 1, 1997                                              F-9

Family Bargain Corporation and Subsidiaries Notes to Consolidated Financial Statements     F-11

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Family Bargain Corporation:

We have audited the accompanying consolidated balance sheets of Family Bargain Corporation and subsidiaries as of January 27, 1996 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Bargain Corporation and subsidiaries as of January 27, 1996 and February 1, 1997, and the results of their operations and their cash flows for the each of the years in the three-year period ended February 1, 1997, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP

San Diego, California
April 11, 1997, except as to Note 17
     which is as of April 25, 1997

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      January 27, 1996 and February 1, 1997


                     ASSETS (NOTE 9)                                    1996                1997
                                                                    -----------         -----------
Current assets:
     Cash                                                           $ 1,958,000           3,261,000
     Accounts receivable - non-trade                                    887,000              77,000
     Layaway receivables                                                695,000                  --
     Merchandise inventory                                           25,874,000          29,118,000
     Prepaid expenses                                                   776,000             862,000
     Real property held for sale (Note 7)                             4,500,000                  --
                                                                    -----------         -----------

                  Total current assets                               34,690,000          33,318,000

Leasehold improvements and equipment, net (Note 6)                    9,001,000          10,714,000
Deferred debt issuance costs, less accumulated amortization
     of $592,000 in 1996 and $923,000 in 1997                           190,000             189,000
Other assets                                                            518,000           2,134,000
Excess of cost over net assets acquired (goodwill), less
     accumulated amortization of $3,366,000 in 1996 and
     $5,332,000 in 1997 (Note 4)                                     42,753,000          34,314,000
                                                                    -----------         -----------

                                                                    $87,152,000          80,669,000
                                                                    ===========         ===========


















                                                                     (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                      January 27, 1996 and February 1, 1997


         LIABILITIES AND STOCKHOLDERS' EQUITY                                       1996                1997
                                                                                 ------------       ------------
Current liabilities:
     Current maturities of long-term debt and capital leases
         (Notes 9 and 10)                                                        $  5,238,000          5,748,000
     Accounts payable                                                              17,866,000         17,491,000
     Accrued salaries, wages and bonuses                                            1,758,000          2,924,000
     Sales tax payable                                                              2,402,000          1,035,000
     Other accrued expenses                                                         3,112,000          5,872,000
                                                                                 ------------       ------------

                  Total current liabilities                                        30,376,000         33,070,000

Revolving credit notes (Note 9)                                                    15,159,000         17,887,000
Long-term debt, less current maturities (Note 9)                                    9,864,000         14,422,000
Deferred rent                                                                       1,646,000          2,098,000
Capital lease and other long-term obligations (Note 10)                             2,390,000          1,984,000
                                                                                 ------------       ------------

                  Total liabilities                                                59,435,000         69,461,000
                                                                                 ------------       ------------

Stockholders' equity (Notes 11, 13, and 14):
     Series A convertible preferred stock, $.01 par value, 4,500,000 shares authorized, 3,200,000 and 3,727,415 shares issued and outstanding
         (aggregate liquidation preference of
         $32,000,000 and $37,274,000) in 1996 and 1997, respectively                   32,000             37,000
     Series B junior convertible, exchangeable preferred stock,
         $.01 par value, 40,000 shares authorized, 22,000 shares
         issued and outstanding (aggregate liquidation preference
         of $22,000,000) in 1997                                                           --                 --
     Common stock, $.01 par value, 80,000,000 shares authorized,
         3,985,393 shares and 4,693,337 shares issued and
         outstanding in 1996 and 1997, respectively                                     7,000             14,000
     Additional paid-in capital                                                    46,712,000         71,090,000
     Accumulated deficit                                                          (19,034,000)       (59,933,000)
                                                                                 ------------       ------------

                  Total stockholders' equity                                       27,717,000         11,208,000
                                                                                 ------------       ------------

Commitments, contingencies and subsequent event
     (Notes 5,  9, 10, 11, 16, and 17)

                  Total liabilities and stockholders' equity                     $ 87,152,000         80,669,000
                                                                                 ============       ============




See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

   For the years ended January 28, 1995, January 27, 1996 and February 1, 1997


                                                          1995                 1996                1997
                                                      -------------       -------------       -------------
Net sales                                             $ 146,520,000         179,820,000         252,165,000

Cost of Sales                                            97,085,000         117,188,000         170,857,000
                                                      -------------       -------------       -------------

     Gross profit                                        49,435,000          62,632,000          81,308,000

Selling, general and administrative expenses             45,510,000          56,097,000          87,806,000
Amortization of excess of cost over net assets
     acquired (goodwill)                                  1,188,000           1,382,000           1,966,000
Management fees to affiliate                                129,000                  --                  --
Unusual charges (Note 2)                                         --                  --           9,172,000
Provision for goodwill impairment (Note 4)                       --                  --           8,380,000
Write off of deferred offering costs  (Note 3)                   --                  --           1,923,000
                                                      -------------       -------------       -------------
     Operating income (loss)                              2,608,000           5,153,000         (27,939,000)

Interest expense and financing fees (Note 9 )            (2,813,000)         (3,675,000)         (8,625,000)
                                                      -------------       -------------       -------------

     Income (loss) from continuing operations
         before income taxes and extraordinary
         gain                                              (205,000)          1,478,000         (36,564,000)

Income taxes (Note 8)                                      (149,000)                 --                  --
                                                      -------------       -------------       -------------
     Income (loss) from continuing operations
         before extraordinary gain                         (354,000)          1,478,000         (36,564,000)

Discontinued operations (Notes 5 and 16):
     Loss on disposal, net of income tax benefit         (2,241,000)           (500,000)           (826,000)
                                                      -------------       -------------       -------------

     Income (loss) before extraordinary gain             (2,595,000)            978,000         (37,390,000)

Extraordinary gain, net of income taxes (Note 9)          5,251,000                  --                  --
                                                      -------------       -------------       -------------

     Net income (loss)                                    2,656,000             978,000         (37,390,000)

Preferred stock dividends (Note 11)                      (2,030,000)         (3,040,000)         (3,509,000)
                                                      -------------       -------------       -------------

     Net income (loss) applicable to
             common stock                             $     626,000          (2,062,000)        (40,899,000)
                                                      =============       =============       =============






                                                                     (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations, Continued

   For the years ended January 28, 1995, January 27, 1996 and February 1, 1997


                                                                  1995               1996               1997
                                                                ----------          ---------          ---------

Income (loss) applicable to common stock per
  common and common equivalent share:
         Loss from continuing operations                         $   (0.59)             (0.39)             (8.89)
         Loss before extraordinary gain                              (1.15)             (0.51)             (9.07)
         Net income (loss) applicable to common stock                 0.16              (0.51)             (9.07)

Weighted average shares outstanding                              4,008,311          4,006,420          4,507,340






























See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

   For the years ended January 28, 1995, January 27, 1996 and February 1, 1997


                                                    Preferred Stock
                                                    ---------------
                                Series A               Series C                Series D
                         ---------------------    ----------------------  ---------------------
                          Shares       Amount      Shares      Amount      Shares     Amount
                         ---------     -------    -------   ------------  -------   -----------
Balance at
    January 29, 1994            -      $    -      25,000   $ 2,500,000    64,987   $ 6,406,000

Redemption of
    preferred stock
    (Note 11)                   -           -     (25,000)   (2,500,000)  (64,987)   (6,406,000)

Preferred stock
    dividends
    (Note 11)                   -           -          -             -         -             -

Issuance of preferred
    stock, net
    (Note 11)            3,200,000      32,000         -             -         -             -

Cancellation of
    incentive shares
    (Note 11)                   -           -          -             -         -             -

Issuance of shares
    in lieu of
    earnout shares
    related to the
    acquisition of
    General Textiles
    (Note 11)                   -           -          -             -         -             -

Repurchase of
    warrants                    -           -          -             -         -             -

Adjustment to
    common stock
    issued in
    connection with
    purchase of
    subordinated
    notes                       -           -          -             -         -             -

Net income                      -           -          -             -         -             -
                         ---------     --------------------------------------------------------

Balance at
    January 28, 1995     3,200,000     $32,000         -    $        -         -    $        -
                         =========     =======    =======   ===========   =======   ===========



                            Common Stock
                         ------------------     Paid-in      Accumulated
                          Shares     Amount     capital        deficit         Total
                         ---------   ------   -----------   -------------   -----------
Balance at
    January 29, 1994     4,279,436   $7,000   $18,582,000   $(17,406,000)   $10,089,000

Redemption of
    preferred stock
    (Note 11)                   -        -             -              -      (8,906,000)

Preferred stock
    dividends
    (Note 11)                   -        -             -      (2,222,000)    (2,222,000)

Issuance of preferred
    stock, net
    (Note 11)                   -        -     26,949,000             -      26,981,000

Cancellation of
    incentive shares
    (Note 11)             (249,335)      -             -              -              -

Issuance of shares
    in lieu of
    earnout shares
    related to the
    acquisition of
    General Textiles
    (Note 11)              500,000       -      1,750,000             -       1,750,000

Repurchase of
    warrants                    -        -        (53,000)            -         (53,000)

Adjustment to
    common stock
    issued in
    connection with
    purchase of
    subordinated
    notes                  (23,120)      -       (483,000)            -        (483,000)

Net income                      -        -             -       2,656,000      2,656,000
                         ---------   --------------------------------------------------

Balance at
    January 28, 1995     4,506,981   $7,000   $46,745,000   $(16,972,000)   $29,812,000
                         =========   ======   ===========   ============    ===========


                                                                     (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

   For the years ended January 28, 1995, January 27, 1996 and February 1, 1997



                                                 Preferred Stock
                                Series A            Common Stock
                          -------------------    ------------------      Paid-in       Accumulated
                           Shares     Amount      Shares     Amount      capital         deficit          Total
                          ---------   -------    ---------   ------    -----------    -------------    -----------
Balance at
    January 28, 1995      3,200,000   $32,000    4,506,981   $7,000    $46,745,000    $(16,972,000)    $29,812,000

Preferred stock
    dividends (Note 11)          -         -            -        -              -       (3,040,000)     (3,040,000)

Purchase of treasury
    shares                       -         -       (22,916)      -         (33,000)             -          (33,000)

Cancellation of
    incentive shares
    (Note 11)                    -         -      (498,672)      -              -               -               -

Net income                       -         -            -        -              -          978,000         978,000
                          ---------   -------    ---------   ------    -----------    ------------     -----------
Balance at
    January 27, 1996      3,200,000   $32,000    3,985,393   $7,000    $46,712,000    $(19,034,000)    $27,717,000
                          =========   =======    =========   ======    ===========    ============     ===========










                                                                     (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

   For the years ended January 28, 1995, January 27, 1996 and February 1, 1997



                                              PREFERRED STOCK
                                 ------------------------------------------
                                       SERIES A               SERIES B
                                 --------------------    ------------------
                                  SHARES      AMOUNT     SHARES    AMOUNT
                                 ---------    -------    ------    --------
Balance at January 27, 1996      3,200,000    $32,000        -     $    -

Preferred stock dividends
       (Note 11)
                                        -          -         -          -
Issuance of preferred stock
    in settlement of lawsuit
    (Notes 5 and 11)                60,000      1,000        -          -

Issuance of preferred stock
    in a private placement
    (Note 11)                      726,000      7,000        -          -

Conversion of preferred
    stock to common stock         (258,585)    (3,000)       -          -

Issuance of preferred stock
    in a private placement
    (Note 11)                           -          -     22,000         -

Correction of unsplit units             -          -         -          -

Net loss                                -          -         -          -
                                 ---------    -------    ------    ------
Balance at
    February 1, 1997             3,727,415    $37,000    22,000    $    -
                                 =========    =======    ======    ======

                                     COMMON STOCK
                                 ---------------------    PAID-IN       ACCUMULATED
                                  SHARES       AMOUNT     CAPITAL         DEFICIT           TOTAL
                                 ---------    --------  -----------   ---------------   ------------
Balance at January 27, 1996      3,985,393    $ 7,000   $46,712,000    $(19,034,000)    $ 27,717,000

Preferred stock dividends
       (Note 11)
                                        -          -             -       (3,509,000)      (3,509,000)
Issuance of preferred stock
    in settlement of lawsuit
    (Notes 5 and 11)                    -          -        359,000              -           360,000

Issuance of preferred stock
    in a private placement
    (Note 11)                           -          -      2,849,000              -         2,856,000

Conversion of preferred
    stock to common stock          710,644      7,000        (4,000)             -                -

Issuance of preferred stock
    in a private placement
    (Note 11)                           -          -     21,174,000              -        21,174,000

Correction of unsplit units         (2,700)        -             -               -                -

Net loss                                -          -             -      (37,390,000)     (37,390,000)
                                 ---------    -------   -----------    ------------     ------------
Balance at
    February 1, 1997             4,693,337    $14,000   $71,090,000    $(59,933,000)    $ 11,208,000
                                 =========    =======   ===========    ============     ============








See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

  For the years ended January 28, 1995, January 27, 1996 and February 1, 1997



                                                              1995            1996            1997
                                                           -----------     -----------    ------------
Cash flows from operating activities:
   Income (loss) from continuing operations                  (354,000)      1,478,000     (36,564,000)
   Adjustments to reconcile income (loss) to net cash
     provided by (used in) continuing operations:
        Depreciation and amortization                       2,229,000       3,285,000       4,595,000
        Amortization of debt discount                       1,167,000       1,555,000       4,376,000
        Loss on disposal of equipment                         232,000          74,000         156,000
        Gain on revaluation of subordinated notes                   -        (822,000)              -
        Provision for goodwill impairment                           -               -       8,380,000
        Excess of straight-line rent over cash payments       796,000         202,000         600,000
        Decrease (increase) in merchandise inventories     (4,064,000)        124,000      (3,244,000)
        Decrease (increase) in non-trade accounts
            receivable, prepaid expenses, other current
            assets and other assets                          (945,000)     (7,647,000)        924,000
        Decrease (increase) in layaway receivables            124,000        (284,000)        695,000
        Increase (decrease) in accounts payable              (690,000)      5,365,000      (1,269,000)
        Increase (decrease) in accrued salaries, wages
            and bonuses                                       463,000      (1,431,000)      1,166,000
        Increase (decrease) in sales tax payable              (16,000)      1,972,000      (1,367,000)
        Increase (decrease) in other accrued expenses
            and other current liabilities                  (1,542,000)        405,000       2,483,000
                                                           ----------      ----------     -----------
                    Net cash provided by (used in)
                        continuing operations              (2,600,000)      4,276,000     (19,069,000)
                                                           ----------      ----------     -----------
Loss from discontinued operations:                         (2,241,000)       (500,000)       (826,000)
   Adjustments to reconcile loss to net cash used in
     discontinued operations:
        Income taxes allocated to discontinued
          operations                                         (346,000)              -               -
            Decrease (increase) in net liabilities of
              discontinued operations                       1,775,000        (287,000)       (581,000)
                                                           ----------      ----------     -----------
                   Net cash used in discontinued
                     operations                              (812,000)       (787,000)     (1,407,000)
                                                           ----------      ----------     -----------
Cash flows from investing activities:
   Purchase of leasehold improvements and equipment        (2,169,000)     (3,889,000)     (4,635,000)
   Investment in and purchase of Factory 2-U, net of
     cash acquired                                                  -        (520,000)       (230,000)
   Sale of real property                                            -               -       4,500,000
   Proceeds from disposal of leasehold improvements and
     equipment                                                      -               -          70,000
                                                           ----------      ----------     -----------
                   Net cash used in investing activities   (2,169,000)     (4,409,000)       (295,000)
                                                           ----------      ----------     -----------




                                                                     (Continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

   For the years ended January 28, 1995, January 27, 1996 and February 1, 1997



                                                                        1995                1996                1997
                                                                   --------------       ------------        ------------
Cash flows from financing activities:
     Borrowings on revolving credit notes                          $ 165,750,000         210,613,000         315,156,000
     Payments on revolving credit notes                             (162,927,000)       (207,022,000)       (312,428,000)
     Proceeds from issuance of notes payable                                  --           1,500,000           3,100,000
     Payments of long-term debt and capital lease obligations        (11,260,000)         (1,565,000)         (3,945,000)
     Proceeds from issuance of preferred stock, net                   26,981,000                  --          24,030,000
     Purchase of subordinated notes                                           --             (57,000)                 --
     Payment of deferred debt issuance costs                             (94,000)            (40,000)           (330,000)
     Purchase of stock and warrants                                   (8,959,000)            (33,000)                 --
     Payments of preferred stock dividends                            (2,222,000)         (3,040,000)         (3,509,000)
                                                                   -------------       -------------       -------------

              Net cash provided by financing activities                7,269,000             356,000          22,074,000
                                                                   -------------       -------------       -------------

Net increase (decrease) in cash                                        1,688,000            (564,000)          1,303,000

Cash at the beginning of the period                                      834,000           2,522,000           1,958,000
                                                                   -------------       -------------       -------------

Cash at the end of the period                                      $   2,522,000           1,958,000           3,261,000
                                                                   =============       =============       =============


Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                      $   1,669,000           1,783,000           3,299,000
     Cash paid for income taxes                                          502,000                  --                  --

Supplemental disclosures of non-cash investing and financing activities:

         Acquisition of equipment financed by capital
              leases (Note 10)                                     $     547,000             123,000             125,000
         Common stock issued in lieu of contingent
              common stock (Note 11)                                   1,750,000                  --                  --
         Exercise of option to extinguish subordinated
              debt and term note                                         800,000                  --                  --
         Issuance of note payable for Mandel-Kahn
              settlement (Notes 5, 9 and 16)                                  --           1,000,000                  --
         Issuance of preferred stock in return for
              consulting agreement (Notes 5 and 11)                           --                  --             360,000
         Issuance of and adjustments to
              notes payable to former stockholders
              of Factory 2-U (Notes 4 and 9)                                  --             625,000             600,000
         Issuance of notes payable for non-compete
              agreement (Note 2)                                              --                  --           1,750,000



See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 27, 1996 and February 1, 1997



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         Family Bargain Corporation and subsidiaries (the Company) operates off-price retail apparel and housewares stores in the western and southwestern United States.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Family Bargain Corporation and subsidiaries, which include its wholly-owned subsidiaries, General Textiles, Factory 2-U, Inc. (Factory 2-U, beginning November 10, 1995) and DRS Real Estate, Inc. (DRE).

         All significant intercompany accounts have been eliminated in consolidation.

         FISCAL YEAR

         The Company uses a 52/53 week year ending on the Saturday nearest January 31. The fiscal years ended January 28, 1995, January 27, 1996 and February 1, 1997 are referred to as 1995, 1996 and 1997, respectively, in these consolidated financial statements.

         MERCHANDISE INVENTORY

         Inventory is stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out flow assumption. In addition, consistent with industry practice, the Company capitalizes certain warehousing and warehouse to store distribution costs. At January 27, 1996 and February 1, 1997, such costs included in inventory were approximately $1,000,000 and $1,353,000, respectively.

         LAYAWAY SALES

         In 1997, the Company changed its method of accounting for layaway sales from recognizing a sale at the time an initial deposit is made by a customer to recognizing a sale when customers complete payment and receive the layaway merchandise. The impact of the change was not material to the consolidated financial statements.

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

              Notes to Consolidated Financial Statements, Continued

EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL)

Excess of cost over net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited, generally 25 years. The Company assesses the recoverability of this intangible asset by determining whether the goodwill balance can be recovered from undiscounted future operating cash flows. The impairment, if any, is measured based on estimated fair values. Goodwill recovery may be impacted if estimated future operating cash flows are not achieved (Note 4).

OTHER ASSETS

Other assets consist principally of rental deposits on leased stores and an unamortized covenant not to compete.

STORE CLOSING COSTS

Costs associated with closing stores, consisting primarily of lease obligations and provisions to reduce assets to net realizable value, are charged to operations upon the commitment to close a store.

STORE PRE-OPENING COSTS

In 1997, the Company changed its method of accounting for pre-opening costs (costs of opening new stores including promotions, training and other direct incremental store opening costs) to charging such costs to expense as incurred. Prior to 1997, the Company capitalized and amortized pre-opening costs using the straight-line method over the first twelve months of operation. The impact of the change was not material to the Company's consolidated financial statements.

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

STOCK BASED COMPENSATION

Prior to January 28, 1996, the Company accounted for stock options issued to directors and employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized only in the event that the exercise price of options granted is greater than the market price of the underlying stock on the date of grant. On January 28, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, which permits entities to measure compensation expense related to stock options using either the intrinsic value method or a fair value method. The fair value method generally requires entities to recognize compensation expense over the vesting period of options based on the estimated fair value of the options granted. The Company has elected to apply the intrinsic value method of measuring stock based compensation and provide the pro forma disclosure requirements of SFAS No. 123.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

         The Company has only issued options with exercise prices equivalent to market price on the grant date. Accordingly, the Company has recognized no compensation expense related to stock options in the accompanying consolidated financial statements.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of all receivables, payables and accrued balances approximate fair value due to the short-term nature of such instruments. The carrying amount of the revolving credit notes approximates fair value due to the floating rate on such instruments. The carrying value of long-term debt with fixed payment terms approximates fair value. Long-term debt subject to contingent principal payments is evaluated each year based on expected debt repayment (Note
         9). It is not practicable to estimate the fair value of such instruments due to the potential volatility in repayment amounts.

         USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share is based on the weighted average number of shares of common stock outstanding. Common stock equivalents, which include outstanding warrants and options, were not included when their effects would be anti-dilutive.

         ADVERTISING COSTS

         Advertising costs are charged to expense as incurred.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform their presentation to the 1997 consolidated financial statements.

(2)      UNUSUAL CHARGES  AND AGREEMENT NOT TO COMPETE

         In connection with the sale of a controlling interest in the Company to a new investor group in January 1997 (Note 11), the Company moved its executive offices from New York City to San Diego, California and entered into a separation agreement with three former executives/directors (the Former Executives). As a result of these actions, the Company recognized unusual charges in the amount of $9,172,000 in 1997 (the Unusual Charges). The Unusual Chargess included $7,081,000 to settle the existing employment and benefit agreements of the Former Executives, and $2,091,000 to cancel certain contracts and expenses related to the separation of the Former Executives and closure of the New York office.

         The Company issued secured promissory notes in the aggregate amount of $1,750,000 to the Former Executives for their agreeing not to compete in the off-price apparel and low-priced housewares business prior to June 2000 (Note 9). The cost of the agreement not to compete is included in other assets and will be amortized to operations over the life of the agreement on a ratable basis.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3)      WRITE-OFF OF DEFERRED OFFERING COSTS

         In January 1997, the Company withdrew a securities offering. In conjunction with this withdrawal, the Company wrote-off $1,923,000 in deferred offering costs.

(4)      ACQUISITION OF FACTORY 2-U

         On November 13, 1995, the Company acquired all of the common stock of Capin Mercantile Corporation, an off-price clothing and housewares retailer operating in the southwestern United States, for $1,675,000 in cash (including acquisition expenses) and $1,225,000 in notes payable to former stockholders (Note 9). Immediately following the acquisition, the name of Capin Mercantile Corporation was changed to Factory 2-U.

         The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Factory 2-U have been included in these consolidated financial statements from November 11, 1995, the end of the accounting period closest to the acquisition date.

         All acquired assets and liabilities of Factory 2-U have been recorded at estimated fair market values on November 10, 1995, with the purchase price of $2,900,000 and the net tangible book deficit of $13,676,000 allocated to acquired goodwill of $16,576,000. In 1997, additional goodwill in the amount of $1,906,000 was recorded pursuant to the resolution of contingencies.

         The following table sets forth the Company's pro forma unaudited consolidated statement of operations for the year ended January 27, 1996. The pro forma consolidated statement of operations gives effect to the consolidation of Factory 2-U, elimination of sales and cost of sales related to Factory 2-U stores no longer in operation, elimination of Factory 2-U general and administrative expenses, the adjustment of interest expense and financing fees to reflect the debt structure of the consolidated entity, and the recognition of the amortization of the excess of cost over the fair value of assets acquired with all transactions treated as though the acquisition had occurred at January 29, 1995.

                                                                 PRO FORMA
                                                                    1996
                                                                ------------
         Net sales                                              220,084,000
         Loss before extraordinary gain                          (4,020,000)
         Net income (loss)                                       (4,020,000)
         Loss applicable to common stock                         (7,060,000)
         Loss applicable to common stock per common share             (1.76)

In January 1997, the Company reviewed the historical results of Factory 2-U's operations and revised its projection of cash flows as the basis for determining whether goodwill was impaired. Based on the revised projection, the Company determined that the goodwill arising from the Factory 2-U acquisition was impaired and recorded a charge to operations in the amount of $8,380,000 to adjust goodwill to its estimated fair value in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5)     DISCONTINUED OPERATIONS

        The Company divested its distribution business (the Former Distribution Business), which was comprised of the operations of MKI Acquisition, Mandel-Kahn, CB/Camelot and CB/Murray, prior to April 30, 1993. The estimation and settlement of the residual net liabilities of the Former Distribution Business have been accounted for as discontinued operations in these consolidated financial statements.

        On December 7, 1993, the Company settled a $3,500,000 liability related to the guaranty of certain Mandel-Kahn debt by issuing a $1,000,000 three-year term note bearing interest at 8-1/2% per annum, payable quarterly, and $2,500,000 in Series C Preferred Stock. As of February 1, 1997, all securities and notes issued related to this guaranty have been redeemed or fully extinguished.

        In January 1996, the Company settled the remaining claims related to the Former Distribution Business by agreeing to pay the former owners of Mandel-Kahn Industries, Inc. a combination of $230,000 in cash, an interest bearing installment note of $1,000,000 and a consulting arrangement consisting of aggregate cash payments of $750,000 and 60,000 shares of Series A Preferred Stock (Note 11). In 1997, the Company determined that it did not intend to employ the services required of the consultant under the settlement and accordingly charged all remaining prepayments and future payments related to the consulting agreement to loss on disposal of discontinued operations. The Company recognized a pre-tax loss on disposal of discontinued operations in the amount of $2,400,000, $500,000 and $826,000 in 1995, 1996 and 1997, respectively, to reflect the costs to litigate and settle claims and the cost of consulting services which it does not intend to use. The Company does not anticipate any future expenses related to the Former Distribution Business.

        In February 1997, the Company settled its interests in and obligations related to its former investment in Longwood at Oakmont, a discontinued retirement communities business, at no loss to the Company. The Company no longer has any assets or liabilities in respect of its discontinued retirement communities business.

(6)     LEASEHOLD IMPROVEMENTS AND EQUIPMENT

        Leasehold improvements and equipment consist of the following:

                                                                 1996               1997
                                                             ------------       -------------
         Furniture, fixtures and equipment                   $  7,718,000         10,740,000
         Leasehold improvements                                 2,928,000          3,492,000
         Transportation and equipment                             175,000            174,000
         Equipment under capital leases                           670,000            741,000
         Construction in progress                                 187,000            330,000
                                                             ------------       ------------
                                                               11,678,000         15,477,000
         Less accumulated depreciation and amortization        (2,677,000)        (4,763,000)
                                                             ------------       ------------
                                                             $  9,001,000         10,714,000
                                                             ============       ============


(7)      REAL PROPERTY HELD FOR SALE

         In connection with the Factory 2-U acquisition, the Company acquired certain real property. The Company sold this property to a third party at no gain or loss in July 1996 for net proceeds of $4,500,000.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(8)      INCOME TAXES

         The Company recognized no income tax expense in 1996 or 1997. Total income taxes for 1995 were allocated as follows:

                                          CONTINUING      DISCONTINUED   EXTRAORDINARY
                                          OPERATIONS       OPERATIONS        ITEM           TOTAL
                                          ----------      ------------   -------------    ---------
         Year ended January 28, 1995:
             U.S. Federal                  $ 101,000        (276,000)        255,000         80,000
             State and local                  48,000         (70,000)        337,000        315,000
                                           ---------       ---------       ---------      ---------
                                           $ 149,000        (346,000)        592,000        395,000
                                           =========       =========       =========      =========

         Due to the full valuation of net deferred tax assets, there are no deferred taxes allocable to loss from continuing operations, loss on disposal of discontinued operations or the extraordinary gain for 1995, 1996 or 1997.

         The principal temporary differences that give rise to significant portions of the consolidated deferred tax assets and liabilities are presented below:

                                                                               1996                     1997
                                                                            -----------             -----------
           Deferred tax assets:
              Net operating loss carryforwards                              $ 6,090,000               9,454,000
              Compensated absences and bonuses                                  311,000               1,376,000
              Assets held for sale and other purchased assets                   603,000                       -
              Deferred rent                                                     729,000               1,049,000
              Closed store accrual                                                    -                 671,000
              Excess of tax over book inventory                                 184,000                 544,000
              Restructuring costs                                                     -                 325,000
              Other                                                                   -                 826,000
              Discontinued operations accruals                                  541,000                  52,000
                                                                            -----------             -----------

                  Total gross deferred tax assets                             8,458,000              14,297,000

           Less valuation allowance                                          (5,502,000)            (11,452,000)
                                                                            -----------             -----------

                  Net deferred tax assets                                     2,956,000               2,845,000
                                                                            -----------             -----------

           Deferred tax liabilities:
              Subordinated notes                                              2,619,000               1,363,000
              Inventory reserves, prepaid expenses and layaway
              receivables                                                       194,000                 164,000
              Leasehold improvements and equipment,
              principally due to differences in depreciation
              recognized on fixed assets                                        143,000                 607,000
              Other                                                                   -                 711,000
                                                                            -----------             -----------

                  Deferred tax liabilities                                   2,956,000                2,845,000
                                                                            -----------             -----------

                  Net deferred taxes                                        $         -                       -
                                                                            ===========             ===========

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


         The Company has established a valuation allowance due to lack of historical earnings and annual limitations on the usage of net operating loss carryforwards.

         During 1996 and 1997, the valuation allowance, which represents deferred tax assets that may not be realized by the reversal of future taxable temporary differences, increased by $152,000 and $5,950,000, respectively.

         The difference between the "expected" income tax expense (benefit) computed by applying the U.S. federal income tax rate of 34% to net income from continuing operations for 1995, 1996 and 1997 and actual expense is a result of the following:

                                                     1995              1996              1997
                                                 ------------      ------------      -----------
         Computed "expected" tax expense
            (benefit)                            $   (70,000)          503,000       (12,432,000)
         Amortization of goodwill                    404,000           470,000           668,000
         Change in valuation allowance              (273,000)           64,000         5,950,000
         Provision for goodwill impairment                --                --         2,849,000
         Impact of purchase accounting
            adjustments                                   --          (603,000)               --
         Debt forgiveness permanent
            difference                                    --          (279,000)               --
         State income taxes, net of federal
            income tax benefit                        48,000                --                --
         Limitation of net losses due to
             change in control                            --                --         2,988,000
         Other, net                                   40,000          (155,000)          (23,000)
                                                 -----------       -----------       -----------

                                                 $   149,000                --                --
                                                 ===========       ===========       ===========


         The difference between the "expected" income tax benefit computed by applying the U.S. federal income tax rate of 34% to loss from discontinued operations for 1995, 1996 and 1997 and actual expense is a result of the following:

                                                    1995            1996           1997
                                                 ---------        --------       ---------
         Computed "expected" tax benefits        $(880,000)       (170,000)       (281,000)
         Change in valuation allowance             604,000              --              --
         State income taxes, net of federal
            income tax benefit                     (70,000)             --              --

         Limitation of net losses due to
            change in control                           --              --         281,000
         Income from continuing
            operations                                  --         170,000              --
                                                 ---------        --------       ---------

                                                 $(346,000)             --              --
                                                 =========        ========       =========

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



         The difference between the "expected" income tax expense computed by applying the U.S. federal income tax rate of 34% to extraordinary gain for 1995 to actual expense is a result of the following:

                                                                          1995
                                                                      -----------
              Computed "expected" tax expense                         $ 1,987,000
              Change in valuation allowance                            (1,755,000)
              State income taxes, net of federal
                  income tax benefit                                      337,000
              Other, net                                                   23,000
                                                                      -----------

                                                                      $   592,000
                                                                      ===========

         At February 1, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24.6 million which begin expiring in 2006.

(9)      LONG-TERM DEBT AND REVOLVING CREDIT NOTES

         Long-term debt and revolving credit notes at January 27, 1996 and February 1, 1997 consists of the following:

                                                                                  1996            1997
                                                                                ----------      ----------
              Subordinated notes, non-interest bearing, discounted
                  at rates ranging from 6.0% to 25%, principal
                  payments based on excess cash flow, as defined                $8,782,000      13,158,000

              Revolving credit note, interest at prime plus 2% (10.5%
                  at January 27, 1996 and 10.25% at February 1, 1997)
                  payable monthly, principal due in November 1998                9,948,000      12,967,000

              Revolving credit note, interest at prime plus 2% (10.5%
                  at January 27, 1996 and 10.25% at February 1, 1997)
                  payable monthly, principal due in November 1998                5,211,000       4,920,000

              Installment mortgage note payable to a bank, interest at
                  prime plus 1.5% (10% at January 27, 1996) payable
                  monthly, principal payable monthly in installments
                  of $11,250 with a balloon payment of $2,284,000 paid
                  in full July 1996                                              2,329,000               -

              Installment note payable to a finance company, interest at prime plus 2% (10.5% at January 27, 1996 and 10.25% at February 1,
                  1997) payable monthly, principal payable in monthly in
                  installments of $37,750, final balloon payment of $216,500
                  due in April 1998                                              1,198,000         745,000

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


                                                                                    1996         1997
                                                                                 ----------    ----------
              Installment note payable to a finance company, interest at prime plus 2% (10.25% at February 1, 1997) payable monthly,
                  principal payable monthly in installments of $30,556, final
                  payment due in May 1999.                                       $        -       856,000

              Installment note payable to a finance company, interest at prime plus 3% (11.25% at February 1, 1997) payable monthly,
                  principal payable monthly in installments of $33,333, final
                  payment due in July 2001.                                               -     1,800,000

              Installment note payable in settlement of lawsuit; interest at 10%
                  payable commencing in February 1996; principal payable in
                  installments of $41,667 per month from July 1996 to September
                  1996, $83,333 in October and November 1996, with a balloon payment of $708,333 paid in full in December 1996, secured by
                  153,846 shares of Series A Preferred Stock (Note 16)            1,000,000             -

              Installment note payable to the Commerce and Economic Development
                  Commission of Arizona, interest at 6%, principal and interest payable in monthly installment of $4,232 with final
                  installments due in December 1999, secured by
                  certain warehouse equipment                                       177,000       136,000

              Installment note payable to the Economic Development
                  Administration of Arizona, interest at 5%, principal and
                  interest payable in monthly installments of $1,992 with final installment due in March 1999, secured by certain warehouse
                  equipment                                                          70,000        49,000

              Installment note payable to a finance company, interest at 8%, principal and interest payable in installments of $13,648,
                  final balloon payment of $304,000 due in December 1998            655,000       549,000

              Installment note payable to former stockholders of Factory 2-U, interest at 8.75%, principal payments of $45,455 plus accrued interest payable quarterly beginning in May 1996, final
                  payment due in October 1998 (Note 4)                              500,000       364,000

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


                                                                               1996             1997
                                                                            -----------      ----------
              Note payable to former stockholders of Factory 2-U,
                  interest at 8.75%, principal and accrued interest
                  due in October 1998 (Note 4)                              $         -         600,000

              Secured promissory notes payable to Former Executives,
                  interest at 5.6%, principal and accrued interest due
                  January 1998 (Note 2)                                               -       1,750,000

              Note payable to a bank, interest at 8.5% payable
                  quarterly, final principal payment of $250,000,
                  paid in April 1996                                            250,000               -
                                                                            -----------      ----------

                      Total long-term debt                                   30,120,000      37,894,000

              Less current maturities                                        (5,097,000)     (5,585,000)
                                                                            -----------      ----------

              Long-term debt and revolving credit  notes,
                  net of current maturities                                 $25,023,000      32,309,000
                                                                            ===========      ==========


         SUBORDINATED NOTES

         At January 27, 1996 and February 1, 1997, the Company owed $26,321,000 and $25,269,000, respectively, face value of subordinated notes (the Sub Notes) issued in settlement of certain pre-bankruptcy claims of General Textiles. The Sub Notes are comprised, in order of seniority, of New Subordinated Notes (due no later than April 2003), Subordinated Reorganization Notes (due no later than November 2003) and Junior Subordinated Reorganization Notes (due no later than May 2005). The Sub Notes are non-interest bearing, except for certain contingent interest payments (described below), and are subject to minimum principal payment requirements based on the annual excess cash flows (Excess Cash Flows) of General Textiles as defined in the Plan of Reorganization (the Plan) under which General Textiles has operated since emerging from bankruptcy in May 1993. Accordingly, the Sub Notes have been discounted to carrying values reflected on the accompanying consolidated balance sheets based on estimated future cash flows of General Textiles at discount rates ranging from 6% to 25%.

         The discount rates applied in determining the carrying values of the Sub Notes were established when General Textiles emerged from bankruptcy in May 1993 and, under generally accepted accounting principals, may not be adjusted to reflect changes in market rates of debt with similar characteristics. Accordingly, the fair values of the Sub Notes may differ substantially from the carrying values reflected in the accompanying consolidated balance sheets. The Company does not consider estimation of the fair values of the Sub Notes to be practicable given the uncertainty regarding the timing and amounts of future payments.

         The aggregate unamortized discount related to the Sub Notes was $17,539,000 and $12,111,000 at January 27, 1996 and February 1, 1997,
         respectively. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. The impact of changes in estimates of future Excess Cash Flows on expected amounts and timing of payments are reflected in current earnings as an adjustment to interest

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

         expense. To the degree General Textiles experiences actual Excess Cash Flows that differ in amounts or timing from those currently projected, or to the degree General Textiles changes its projections of Excess Cash Flows in future periods, the Company may experience significant adjustments to interest expense to reflect such changes.

         The Junior Subordinated Reorganization Notes are subject to interest payments contingent upon the annual adjusted earnings (EBITDA) of General Textiles as defined in the Plan (Contingent Payments). A Contingent Payment accrues when the EBITDA of General Textiles exceeds $10 million in a given year and is payable when Excess Cash Flows are available. Contingent Payments, if accrued, must be made prior to any other payments in respect of the Subordinated Reorganization Notes or the Junior Subordinated Reorganization Notes but rank junior to the New Subordinated Notes and certain debt of General Textiles held by Family Bargain Corporation. The contingent payment obligation may not exceed 6% of the outstanding face amount of the notes. The face amount of the Junior Subordinated Reorganization Notes at January 27, 1996 and February 1, 1997 was $17,335,000. No Contingent Payments have been accrued or disbursed to date.

         The Subordinated Reorganization Notes are subject to a schedule of annual increases in principal payment requirements. As such, adjustments to interest expense can occur when the timing of projected payments change from period to period.

         The Company recognized pre-tax extraordinary gains amounting to $5,843,000 in 1995 when Family Bargain Corporation purchased certain debt of General Textiles.

         REVOLVING CREDIT NOTES

         At February 1, 1997 the Company may borrow up to $35,000,000 under its revolving credit facilities (the Facilities) at a prime rate plus 2%. Advances under the Facilities are subject to limitations based on inventory levels but may exceed such limits for 120 days in the amount of $1,000,000 under certain circumstances. The Facilities expire in November 1998 but are subject to one year automatic renewal periods, unless terminated by the Company or its lender. The balances owed under the Facilities fluctuate based on working capital requirements. The Company pays fees ranging from .25% to .50% of the unused portions of the Facilities. As of February 1, 1997, borrowing under the Facilities is limited in the amount of $1,848,000 by standby letters of credit securing the promissory notes payable to the Former Executives (Note
         2). The letters of credit are subject to an annual charge of 1% of their face amounts.

         The installment notes payable in the amount of $1,198,000 and $3,401,000 at January 27, 1996 and February 1, 1997, respectively, and the Facilities are secured by substantially all the assets of General Textiles and Factory 2-U and the common stock of General Textiles.

         CONTINGENT NOTE

         The Company became obligated in July 1996 to pay a note in the amount of $600,000 to the former stockholders of Factory 2-U when it sold certain real property acquired in its acquisition of Factory 2-U. The amount owed was determined based on the timing of the sale and sales price of the real property. The note was recorded in 1997 as an adjustment to the goodwill of Factory 2-U acquired in November 1995 (Note 4).

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


         The future maturities of long-term debt include estimated principal payments on the Sub Notes based on management's estimates of projected Excess Cash Flows of General Textiles. The future maturities at February 1, 1997 are as follows:

         FISCAL YEAR                                           AMOUNT
         -----------                                        ------------
           1998                                             $  5,585,000
           1999                                                3,307,000
           2000                                                1,441,000
           2001                                                7,879,000
           2002                                               12,177,000
           Thereafter                                          1,729,000
                                                            ------------

                                                              32,118,000

           Less portion representing interest                (12,111,000)
                                                            ------------
                                                              20,007,000

           Less current maturities                            (5,585,000)
                                                            ------------

                                                            $ 14,442,000
                                                            ============

(10)     LEASE COMMITMENTS

         The Company operates retail stores, warehouse facilities and administrative offices under various operating leases. Total rent expense was $7,771,000, $10,128,000 and $14,987,000, including contingent rent expense of $42,000, $63,000 and $89,000, for 1995, 1996 and 1997, respectively.

         The Company is also obligated under various capital leases for leasehold improvements and equipment that expire at various dates during the next three years. At January 27, 1996 and February 1, 1997, leasehold improvements and equipment and related accumulated amortization recorded under capital leases are as follows:

                                              1996           1997
                                            ---------      --------
         Leasehold improvements             $ 129,000       291,000
         Equipment                            541,000       450,000
                                            ---------      --------
                                              670,000       741,000
         Less accumulated amortization       (163,000)     (255,000)
                                            ---------      --------

                                            $ 507,000       486,000
                                            =========      ========

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


         At February 1, 1997, the future minimum lease payments under capital leases and operating leases with remaining noncancelable terms and are as follows:


                                                                      CAPITAL        OPERATING
                                                                       LEASES         LEASES
                                                                      --------      -----------
                      1998                                            $190,000      $10,550,000
                      1999                                             130,000       10,233,000
                      2000                                              22,000        8,297,000
                      2001                                                   -        5,525,000
                      2002                                                   -        4,081,000
                      Thereafter                                             -        8,851,000
                                                                      --------      -----------

              Total minimum lease payments                             342,000      $47,537,000
                                                                                    ===========
              Less amount representing interest (rates ranging
                  from 9.0% to 14.8%)                                  (42,000)
                                                                     ---------

              Present value of capital lease obligation                300,000
              Less current maturities                                 (163,000)

                                                                     ---------
              Long-term capital lease obligation                     $ 137,000
                                                                     =========


(11)     STOCKHOLDERS' EQUITY

         In July 1994, certain stockholders agreed to waive their rights to additional consideration payable in common stock in exchange for 500,000 shares of the Company's common stock. The resolution of this contingency increased the excess of cost over net assets acquired (goodwill) and increased paid-in capital by $1,750,000.

         In 1995 and 1996, the Company canceled an aggregate of 997,342 shares of common stock held in escrow on behalf of certain stockholders after earnings levels required for their issuance were not achieved.

         The Company has 7,500,000 shares of preferred stock authorized, of which 4,500,000 have been allocated to Series A 9-1/2% Cumulative Convertible Preferred Stock (the Series A Preferred Stock) and 40,000 have been allocated to Series B Junior Convertible, Exchangeable Preferred Stock (the Series B Preferred Stock).

         Concurrent with the completion of the Subsequent Placements (described below), the Company effectively redeemed all rights outstanding under its Shareholders' Rights Agreement.

         SERIES A PREFERRED STOCK

         In July 1994, the Company completed an offering of Series A Preferred Stock (Series A Preferred Stock Offering). The Series A Preferred Stock ranks senior to the Series B Preferred Stock and the common stock with respect to the payment of dividends and distribution of net assets upon liquidation, dissolution or winding up. Cumulative dividends are payable quarterly at the rate of $.95 per year on April 30, July 31, October 31, and the last Friday in January if, as and when declared by the Board of Directors.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

         Series A Preferred Stock is convertible, prior to redemption, at the option of the holder, into shares of common stock at a conversion price subject to adjustment under certain circumstances pursuant to anti-dilution provisions. If the Company fails to declare and pay dividends on the Series A Preferred Stock within 90 days after a quarterly divided date, the conversion price is reduced by $.50 per share in each instance but not below the par value of the stock.

         The $32.0 million in gross proceeds of the Series A Preferred Stock Offering were used to extinguish debt, redeem preferred stock, pay accrued interest, pay offering expenses and provide working capital for expansion.

         In March 1996, the Company issued 60,000 shares of Series A Preferred Stock valued at the then market value of $360,000 in partial settlement of a lawsuit (Note 5).

         In March 1996, the Company issued 726,000 shares of its Series A Preferred Stock in a private placement to foreign investors under Regulation S of the Securities Act of 1933. The Company received aggregate proceeds, before commissions and expenses of the private placement, of $3,539,000. Net proceeds from this offering were $2,856,000 after payment of $319,000 in placement agent commissions and $364,000 in offering expenses. As additional compensation in connection with the private placement, the Company issued to the placement agent and its designees warrants to purchase up to an aggregate of 181,500 shares of the Company's common stock at an exercise price of $1.88 per share (Note 14).

         SERIES B PREFERRED STOCK

         On January 10, 1997, the Company issued 22,000 shares of Series B Preferred Stock in a private placement to an investor group. The Company received aggregate proceeds of $22,000,000 and recognized a charge to additional paid-in capital of $826,000 for expenses of the private placement. The net proceeds of the private placement were used to pay costs related to the Unusual Charges (Note 2) and for general working capital purposes.

         Subsequent to the close of the fiscal year, in February and March 1997, the Company placed and additional 11,465 shares of its Series B Preferred Stock for an aggregate proceeds of $11,465,000 with private investors and management of the Company (the Subsequent Placements). The Subsequent Placements included 1,865 shares purchased by management of the Company in return for notes receivable in the amount of $1,865,000 (the Management Group Notes). The Management Group Notes are due in March 2002, accrue interest at 8% per annum and require annual principal payments equivalent to 16.25% of the annual bonus of each purchaser and a balloon payment of the unpaid principal and accrued interest at maturity. The notes are full-recourse notes secured by the Series B Preferred Stock issued in return for the notes.

         The Series B Preferred Stock ranks junior to the Series A Preferred Stock and senior to the common stock with respect to the payment of dividends amd the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock is convertible, at the option of the holder, only after all the Series A Preferred Stock is converted or redeemed. The conversion price per share is subject to adjustment under certain circumstances pursuant to anti-dilution provisions. Each share of Series B Preferred Stock is entitled to voting rights equivalent to the number of common shares into which it is convertible.

         The Series B Preferred Stock pays no dividend until January 2002. Beginning in 2002, the Company is obligated to pay a dividend to holders of the Series B Preferred Stock in the amount of $60 per share subject to increases of $20 per share every year thereafter until 2005 up to a maximum of $120 per share. Annual cash dividends may be required prior to 2002 or in amounts greater than otherwise required prior to or after 2002 in the event the Company defaults on its revolving credit facilities or declares a dividend on its common stock.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(12)     EMPLOYEE RETIREMENT PLAN

         The Company sponsors a defined contribution plan, qualified under Internal Revenue Code Section 401(k), for the benefit of employees who have completed twelve months of service and who work a minimum of 1,000 hours during that twelve month period. The Company makes a matching contribution equal to 20% of participating employees' voluntary contributions. Participants may contribute from 1% to 15% of their compensation annually, subject to IRS limitations. The Company contributed $37,000, $116,000 and $109,000 in 1995, 1996 and 1997,
         respectively.

(13)     STOCK OPTIONS

         The Company's Board of Directors has granted stock options to members of the Board and to Company management. The following summarizes option activity since January 29, 1995:

                                                            NUMBER OF         WEIGHTED AVERAGE
                                                             SHARES          OF EXERCISE PRICES
                                                           -----------       ------------------
         Outstanding at January 30, 1994                     558,333               $ 12.49
         Granted                                              12,500                 12.48
         Canceled                                            (12,500)                12.48
                                                           -----------
         Outstanding at January 29, 1995                     558,333                 12.49
         Granted                                             560,833                  1.38
         Canceled (including repriced options)              (264,582)                12.48
                                                          ------------
         Outstanding at January 27, 1996                     854,584                  2.14
         Granted                                              37,417                  1.38
         Canceled                                           (502,834)                 1.38
                                                          ------------
         Outstanding February 1, 1997                        389,167                  3.05

         Exercisable at January 27, 1996                     849,584                  2.14
         Exercisable at February 1, 1997                     385,834                  3.07

         In 1996, the Board of Directors repriced 235,417 options formerly granted at an exercise price of $12.48 to an exercise price of $1.38. Options outstanding at February 1, 1997 had exercise prices ranging from $1.38 to $18.00 and a weighted average remaining contractual life of 7.9 years. The weighted-average grant-date fair value of options granted during 1996 and 1997 was $0.74 and $0.90, respectively.

         All options have been granted or repriced at the closing market price of the underlying stock at the date of grant or the date of repricing. The Company measures compensation expense using the intrinsic value of the option at the date of grant under APB Opinion No. 25 (Note 1). Accordingly, no compensation expense has been recognized.

         Had the Company measured compensation expense using the estimated fair value of the option at the date of grant, the Company would have recognized additional compensation expense, net of related taxes, that would have increased the loss applicable to common stock by $216,000, or $.05 per share in 1996 and by $34,000, or $.01 per share in 1997. Had the fair value method been applied to options granted prior to January 29, 1995, the impact on pro forma net losses applicable to common stock during 1996 and 1997 would have been immaterial. The fair values of the options granted in 1996 and 1997 were determined using the Black-Scholes option-pricing model assuming no dividend yield, a risk free interest rate of 5%, and expected option lives of five years. Expected volatilities of 43% and 86% were used for options granted in 1996. An expected volatility of 83% was used for options granted in 1997.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(14)     WARRANTS

         At February 1, 1997, warrants to purchase 397,769 common shares were outstanding. Of these warrants, 232,604 have exercise prices ranging from $6.37 to $16.20 and expiration dates ranging from September 1997 to December 1998 and 165,165 have an exercise price of $1.88 and expire in March 2001 (the $1.88 Warrants). The $1.88 Warrants were issued in March 1996 in connection with a private placement of Series A Preferred Stock (Note 11). Had the Company measured the estimated fair value of the warrants issued in March 1996, there would have been no impact on the consolidated financial statements due their being treated as an expense of the private placement.

         At February 1, 1997, warrants to purchase 320,000 shares of Series A Preferred Stock were outstanding with an exercise price of $16.50 per share and an expiration date of July 1999.

(15)     RELATED PARTY TRANSACTIONS

         At January 27, 1996, an accounts receivable balance of approximately $170,000 was outstanding from an affiliate of the Former Executives. This receivable was forgiven in connection with the settlements with the Former Executives and is included in the Unusual Charge recorded in 1997 (Note 2).

         In March, 1996, a director of the Company was a managing director of the investment banking firm that served as the placement agent for the Company's private placement of 726,000 shares of Series A Preferred Stock (Note 11).

         During 1997, the Company paid $1,100,000 in fees and expense reimbursements related to its withdrawn securities offering and advisory fees related to the private placement of Series B Preferred Stock to an investment banking firm for which a director of the Company serves as a managing director (Notes 3 and 11). This same director was appointed to the Board of Directors following the successful completion of the initial public offering of Series A Preferred Stock in July 1994.

         In January 1997, the Company paid $96,000 to former directors of the Company pursuant to the cancellation of their stock options and warrants.

         In January 1997, the Company accrued a $250,000 finder's fee payable to a newly appointed director in respect of advisory services rendered to the Company in connection with the private placements of Series B Preferred Stock (Note 11).

(16)     COMMITMENTS AND CONTINGENCIES

         In January 1996, the Company settled a lawsuit commenced in 1993 by former owners of Mandel-Kahn Industries, Inc., which was purchased by the Company in 1992. Under the settlement agreement, the Company paid $230,000 during 1996 and $1,000,000 in principal payments plus related interest during 1997 (Note 9). The latter obligation was secured by 153,846 shares of the Company's Series A Preferred Stock which held in escrow until returned to the Company in January 1997 following full satisfaction of the settlement agreement.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

         The Company is at all times subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company

(17)     SUBSEQUENT EVENT

         On April 25, 1997, the Company obtained a commitment (the Commitment) from its working capital lender whereby maximum borrowing under the Facilities were increased to an aggregate of $50,000,000. In addition, the working capital lender agreed to provide an additional $5,000,000 term loan to be used to finance capital expenditures (the New Term
         Loan). The Commitment includes terms for borrowing under the Facilities at an advance rate of 65% of inventory, as defined, annual interest rates of prime plus 3/4% and prime plus 2% for the Facilities and the New Term Loan, respectively, and extension of the expiration date of the Facilities from November 1998 to November 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Proposal 1 -- "Election of Directors" and "Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Registrant's Proxy Statement under the heading "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Registrant's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Registrant's Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report:

         The following is an index of the financial statements and exhibits included in this report or incorporated herein by reference.

          1) Financial Statements; the financial statements filed as part of this report are listed in the index to financial statements on page 24.

          2) Financial Statement Schedules; Financial Statement Schedules II, VIII and X filed as part of this report are listed in the index to financial statements on page 24.

          3)        Exhibits:


EXHIBIT
  NO.      DESCRIPTION
  ---      -----------
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

  2.3      Stock Purchase Agreement, dated June 10, 1993, by and between
           Diversified Retail Services, Inc. ("Retail") and MKI Holding Corp.
           (4-Exhibit 2)

  2.4      Securities Purchase Agreement dated December 30, 1996 among Family
           Bargain Corporation and the Purchasers

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

  4.14 Rights Agreement dated as of November 27, 1995 between the Registrant and Corporate Stock Transfer, Inc. (8-Exhibit 1)

  4.15     Certificate of Designations of the Series A Junior Participating
           Preferred Stock (included in Exhibit 4.14 above)

  4.16     Certificate of Designations of Series B Junior Convertible,
           Exchangeable Preferred Stock.

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

 10.6      Consulting Agreement, dated January 1, 1996, between Joel Mandel and
           General Textiles (10-Exhibit 10.6)

 10.7      Employment Agreement, dated as of August 1, 1995, between General
           Textiles and William Mowbray (10-Exhibit 10.7)

 10.8      Employment Agreement, dated as of August 21, 1995, between General
           Textiles and Kevin P. Frabotta (10-Exhibit 10.8)

 10.8(a)   Advisory Agreement dated as of November 1, 1995 between the
           Registrant and H. Jurgen Schlichting (10-Exhibit 10.8(a))

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

 10.15(b) Amendment No. 5 to Loan and Security Agreement, dated April 18, between General Textiles and Finova Capital Corporation (10-10.15(b))

 10.15(c) Amendment No. 6 to Loan and Security Agreement, dated July 10, 1996, between General Textiles and Finova Capital Corporation

 10.15(d)  Amendment No. 7 to Loan and Security Agreement, dated December 31,
           1996, between General Textiles and Finova Capital Corporation

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

 10.27(b) Amendment to Stock Purchase Agreement, dated November 10, 1995, between the Registrant and F2U Sellers (8-Exhibit 10.2)

 10.30(a)  Loan and Security Agreement dated November 13, 1995 between Factory
           2-U and Finova Capital Corporation (10-Exhibit 10.30(a))

 10.30(b) Amendment No. 1 to Loan and Security Agreement, dated April 18, 1996, between Factory 2-U, Inc. and Finova Capital Corporation (10-Exhibit
           10.30(b))

 10.30(c) Amendment No. 2 to Loan and Security Agreement, dated April 22, 1996 between Factory 2-U and Finova Capital Corporation

 10.30(d) Amendment No. 3 to Loan and Security Agreement, dated July 10, 1996 between Factory 2-U and Finova Capital Corporation

 10.30(e)  Amendment No. 4 to Loan and Security Agreement, dated December 31,
           1996 between Factory 2-U and Finova Capital Corporation

 21        List of the Registrant's Subsidiaries (10-Exhibit 21)
================================================================================

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

 (6) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 33-77488 filed with the Commission on April 7, 1994.

 (7) Incorporated by reference to General Textiles' Registration Statement on Form S-4, No. 33-92176 filed with the Commission on May 11, 1995.

 (8) Incorporated by reference to the Registrant's Form 8-K and 8-K/A dated November 28, 1995.

 (9)       Incorporated by reference to the Registrant's Form 8-K dated November
           27, 1995.

(10) Incorporated by reference to the Registrant's Form 10-K/A for the fiscal year ended January 27, 1996.


 (b)       Reports on Form 8-K. The Registrant filed a Form 8-K dated March 14,
           1996 reporting the private placement of 726,000 shares of its Series
           A Preferred Stock. The Registrant filed a Form 8-K dated January 25,
           1997 reporting (a) the sale of 22,000 shares of its Series B
           Preferred Stock and the resultant change in control arising therefrom and (b) the impairment of goodwill arising from its November 1995 acquisition of Factory 2-U.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   FAMILY BARGAIN CORPORATION

                                   By: /s/ William W. Mowbray
                                       --------------------------
                                           William W. Mowbray
                                           Chief Executive Officer and President
Dated:  April 25, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Company and in the capacities and on the date indicated.

Signature                        Title                                 Date
---------                        -----                                 ----


/s/ William W. Mowbray           Chief Executive Officer,              April 25, 1997
---------------------------      President and Director
William W. Mowbray               (Principal Executive Officer)


/s/ James M. Baker               Treasurer                             April 25, 1997
---------------------------      (Principal Financial
James M. Baker                   and Accounting Officer)


/s/ James D. Somerville          Chairman and Director                 April 25, 1997
---------------------------
James D. Somerville


/s/ Thomas G. Weld               Director                              April 25, 1997
---------------------------
Thomas G. Weld


/s/ H. Whitney Wagner            Director                              April 25, 1997
---------------------------
H. Whitney Wagner


/s/ J. William Uhrig             Director                              April 25, 1997
---------------------------
J. William Uhrig


/s/ Ronald Rashkow               Director                              April 25, 1997
---------------------------
Ronald Rashkow


/s/ John J. Borer III            Director                              April 25, 1997
---------------------------
John J. Borer III


 /s/ Peter V. Handal              Director                             April 25, 1997
---------------------------
Peter V. Handal