Form 10-Q
period 1997-05-03
FAMILY BARGAIN CORP
filed 1997-06-17
CIK 813775

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 1O-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  May 3, 1997

                           or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to

                    Commission File Number:  1-10089

                        FAMILY BARGAIN CORPORATION
           (Exact name of registrant as specified in its charter)

          Delaware                                 51-0299573
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


  4000 Ruffin Road, San Diego, CA                     92123
(Address of principal executive office)             (Zip Code)

                              (619) 627-1800
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] YES    [   ] NO

The number of shares outstanding of the registrant's of common stock, as of June 10, 1997, was 4,929,822 shares.

                         FAMILY BARGAIN CORPORATION
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997
                                  INDEX

PART I.   FINANCIAL INFORMATION
------    ---------------------
                                                                       Page
                                                                        No.
                                                                       ----
Item 1.   Financial Statements

          Family Bargain Corporation and Subsidiaries Consolidated
          Balance Sheets as of February 1, 1997 and May 3, 1997
          (Unaudited)                                                  F-1

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Operations (Unaudited) for the three months
          ended April 27, 1996 and May 3, 1997                         F-3

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Cash Flows (Unaudited) for the three months
          ended April 27, 1996 and May 3, 1997                         F-4

          Family Bargain Corporation and Subsidiaries Notes to
          Consolidated Financial Statements (Unaudited)                F-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      3

PART II.  OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                               7



                                   - 2-

                                   PART I

                                   ITEM 1

                 FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF FEBRUARY 1, 1997 AND MAY 3, 1997

                                               February 1,            May 3,
                                                  1997                 1997
                                                                   (Unaudited)
Assets
------
Current assets:
  Cash                                        $   3,261,000          4,716,000
  Accounts receivable - non-trade                    77,000            684,000
  Merchandise inventories                        29,118,000         38,513,000
  Prepaid expenses                                  862,000          2,746,000
                                                 ----------         ----------
    Total current assets                         33,318,000         46,659,000

Leasehold improvements and equipment, net        10,714,000         11,944,000
Other assets                                      2,323,000          2,088,000
Excess of cost over net assets acquired
  (goodwill), less accumulated amortization
  of $5,332,000 and $5,734,000 at
  February 1, 1997 and May 3, 1997,
  respectively                                   34,314,000         33,912,000
                                                 ----------         ----------
    Total assets                               $ 80,669,000         94,603,000
                                                 ==========         ==========

                                                                 (continued)

                                     F-1

                FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 AS OF FEBRUARY 1, 1997 AND MAY 3, 1997
                               (Continued)

                                              February 1,           May 3,
                                                 1997                1997
                                                                  (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current maturities of long-term debt
    and capital leases                          $  5,748,000         4,840,000
  Accounts payable                                17,491,000        22,721,000
  Accrued salaries, wages and bonuses              2,924,000         1,899,000
  Other accrued expenses                           6,907,000         4,949,000
                                                  ----------        ----------
    Total current liabilities                     33,070,000        34,409,000

Revolving credit notes                            17,887,000        23,715,000
Long-term debt, less current maturities           14,422,000        13,329,000
Deferred rent                                      2,098,000         2,230,000
Capital lease and other long-term obligations      1,984,000         2,335,000
                                                  ----------        ----------
    Total liabilities                             69,461,000        76,018,000
                                                  ----------        ----------
Commitments and contingencies

Stockholders' equity:
  Series A convertible preferred stock; $.01
    par value; 4,500,000 shares authorized;
    3,727,415 and 3,638,690 shares issued and
    outstanding (aggregate liquidation preference
    of $37,274,000 and $36,387,000) at February 1,
    1997 and May 3, 1997, respectively                37,000            37,000
  Series B junior convertible, exchangeable
    preferred stock, $.01 par value, 40,000
    shares authorized, 22,000 and 33,465 shares
    issued and outstanding (aggregate
    liquidation preference of $22,000,000 and
    $33,465,000) at February 1, 1997 and
    May 3, 1997, respectively                              -                 -
  Common stock, $.01 par value, 80,000,000
    shares authorized, 4,693,337 and 4,929,822
    shares issued and outstanding at February
    1, 1997 and May 3, 1997, respectively             14,000            17,000
Additional paid-in capital                        71,090,000        82,553,000
Stock subscription notes receivable                        -        (1,865,000)
Accumulated deficit                              (59,933,000)      (62,157,000)
                                                  ----------        ----------
    Total stockholders' equity                    11,208,000        18,585,000
                                                  ----------        ----------
    Total liabilities and stockholders' equity  $ 80,669,000        94,603,000
                                                  ==========        ==========

         See accompanying notes to consolidated financial statements.
                                  F-2

               FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED APRIL 27, 1996 AND MAY 3, 1997
                               (Unaudited)

                                           For the               For the
                                      Three Months Ended    Three Months Ended
                                        April 27, 1996        May 3, 1997

Net sales                                $ 49,825,000             60,436,000
Cost of sales                              32,342,000             39,313,000
                                           ----------             ----------
  Gross profit                             17,483,000             21,123,000

Selling, general and
  administrative expenses                  17,540,000             20,805,000
Amortization of goodwill                      462,000                401,000
                                           ----------             ----------
  Operating loss                             (519,000)               (83,000)

Interest expense and financing fees        (1,039,000)            (1,277,000)
                                           ----------             ----------
  Net loss                                 (1,558,000)            (1,360,000)

Preferred stock dividends                    (854,000)              (864,000)
                                           ----------             ----------
  Net loss applicable
     to common stock                     $ (2,412,000)            (2,224,000)
                                           ==========             ==========
Net loss applicable to common stock
  per common and common share
  equivalent                             $      (0.60)                 (0.46)

Weighted average shares outstanding         4,040,034              4,818,076




      See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED APRIL 27, 1996 AND MAY 3, 1997
                                  (Unaudited)

                                              For the             For the
                                         Three Months Ended Three Months Ended
                                           April 27, 1996       May 3, 1997


Cash flows from operating activities:
  Net loss                                   $ (1,558,000)         (1,360,000)
  Adjustments to reconcile loss to
    net cash used in operating
    activities:
      Depreciation and amortization             1,009,000           1,207,000
      Amortization of debt discount               263,000             459,000
      Excess of straight-line
        rent over cash payments                     4,000             132,000
      Increase in merchandise inventories      (8,693,000)         (9,395,000)
      Decrease (increase) in accounts
        receivable-non trade, prepaid
        expenses and other assets                 255,000          (2,277,000)
      Increase in layaway receivables            (513,000)                  -
      Increase in accounts payable              1,281,000           5,230,000
      Increase (decrease)in accrued
        salaries, wages and bonuses               503,000          (1,025,000)
      Decrease in other accrued expenses
        and other current liabilities          (3,713,000)         (2,031,000)
                                              -----------         -----------
Net cash used in operations                   (11,162,000)         (9,060,000)
                                              -----------         -----------
Cash flows used in investing activities-
  Purchase of leasehold improvements
    and equipment                              (1,485,000)         (1,370,000)
                                              -----------         -----------
Cash flows from financing activities:
  Borrowings on revolving credit note          73,912,000          80,893,000
  Payments on revolving credit note           (65,318,000)        (75,065,000)
  Proceed from the issuance of notes payable      815,000                   -
  Payments on notes payable and capital
    lease obligations                            (482,000)         (2,622,000)
  Payment of deferred debt issuance costs               -             (57,000)
  Net proceeds from issuance of preferred
    stock                                       2,856,000           9,600,000
  Payment of dividends on preferred stock        (854,000)           (864,000)
                                              -----------         -----------
    Net cash provided by
      financing activities                     10,929,000          11,885,000
                                              -----------         -----------

                                                               (continued)

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 27, 1996 AND MAY 3, 1997
                                  (Continued)


Net increase (decrease) in cash                (1,718,000)         1,455,000

Cash at the beginning of the period             1,958,000          3,261,000
                                              -----------        -----------
Cash at the end of the period                 $   240,000          4,716,000
                                              ===========        ===========
Supplemental disclosure of cash flow
   information:

  Cash paid during the period for interest    $   601,000            835,000



      See accompanying notes to consolidated financial statements.

               FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


(1)  Unaudited Interim Financial Statements

     The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended February 1, 1997 included in the Family Bargain Corporation and Subsidiaries' (the Company) Form 10-K as filed with the Securities and Exchange Commission. The unaudited consolidated financial statements include the accounts of Family Bargain Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements as of and for the three months ended May 3, 1997 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)  Financing Transactions

     In February and March 1997, the Company placed 9,600 shares of Series B Junior Convertible, Exchangeable Preferred Stock (Series B Preferred Stock) with private investors for net cash proceeds of $9,600,000.
     In addition, in March 1997, the Company issued 1,865 shares of Series
     B Preferred Stock to certain key employees and executives of the Company for $1,865,000 in full recourse notes which are reflected as an offset to stockholders' equity under the caption "Stock Subscription Notes Receivable" in the accompanying consolidated balance sheet as of May 3, 1997.

(3)  Long-term Debt and Revolving Credit Notes

     At May 3, 1997 the Company's estimation of cash flows which determine the timing and amounts of payments of certain subordinated debt of General Textiles were the same as estimated for February 1, 1997. Consequently, there were no adjustments to the carrying value of such debt during the three months ended May 3, 1997 except for recurring amortization of debt discount.

     In June 1997, the Company amended its agreement with its working capital lender to increase its revolving credit facilities to $50.0 million, with advances limited to 65% of eligible inventory (as defined), an interest rate of prime plus 3/4% per annum and an expiration date (subject to annual one year extensions) of November 1999.

(4)  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per
     Share (SFAS No. 128). SFAS No. 128 becomes effective for interim and annual periods ending after December 15, 1997 and will change the way the Company computes earnings per share. However, had the Company applied SFAS No. 128, there would have been no difference between the loss per share reported under SFAS No. 128 and the loss per share reported on the accompanying consolidated statement of operations for the three months ended May 3, 1997.

(5)  Provision for Income Taxes

     No provision for income taxes has been reflected in the accompanying consolidated statements of operations for the three months ended
     April 27, 1996 and May 3, 1997 since the Company generated tax losses during these periods. While losses would increase the Company's net operating loss carry forwards (NOLs), realization of such losses is not assured due to limitations on utilization of NOLs and the Company's history of losses. As a result, a full valuation allowance has been recognized against the net deferred tax assets arising from the increased NOLs and no benefit for income taxes is reflected in the accompanying statements of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management's discussion of the results of operations provides analyses of the Company's operations during the three months ended April 27, 1996 and May 3, 1997.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 3, 1997 COMPARED TO THE THREE MONTHS
ENDED APRIL 27, 1996

Net sales (gross sales less sales tax and sales returns) were $60.4 million for the three months ended May 3, 1997 compared to $49.8 million for the three months ended April 27, 1996, an increase of $10.6 million. Of the total increase,$700,000 was attributable to a 1.3% increase in comparable store sales (sales at stores open throughout both periods) and the remaining $9.9 million increase in sales was attributable to the opening of new and, therefore, non-comparable stores. As of May 3, 1997 there were 158 stores in operation compared to 135 stores as of April 27, 1996.

Gross profit was $21.1 million for the three months ended May 3, 1997 compared to $17.5 million for the three months ended April 27, 1996, an increase of $3.6 million. As a percentage of sales, gross profit was 35.0% for the three months ended May 3, 1997 compared to 35.1% for the three months ended April 27, 1996.

Selling, general and administrative expenses were $20.8 million for the three months ended May 3, 1997 compared to $17.5 million for the three months ended April 27, 1996, an increase of $3.3 million. As a percentage of sales, selling, general and administrative expenses decreased to 34.4% for the three months ended May 3, 1997 from 35.2% for the three months ended April 27, 1996. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to reduced compensation and other expenses related to the closed New York office, partially offset by increases in store wages (due to to increases in the minimum wage) and increased store opening expenses.

Amortization of goodwill was $401,000 for the three months ended May 3, 1997 compared to $462,000 for the three months ended April 27, 1996. The decrease arose from the reduction in goodwill arising from the write-off goodwill disclosed in the consolidated financial statements for the fiscal year ended February 1, 1997.

Interest expense and financing fees were $1.3 million for the three months ended May 3, 1997 compared to $1.0 million for the three months ended April 27, 1996. The increase of $300,000 was attributable primarily to increased debt discount amortization arising from changes in the projected timing and payment of the reorganization securities of General Textiles.

The net loss applicable to common stock was $2.2 million for the three months ended May 3, 1997 compared to $2.4 million for the three months ended
April 27, 1996.


LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

OBLIGATIONS OF THE COMPANY. As of May 3, 1997, the Company, exclusive of General Textiles and Factory 2-U, Inc. ("Factory 2-U" and, with General Textiles, the "Operating Subsidiaries"), had outstanding indebtedness in the principal amount of $2.7 million, no material change from its debt obligations at February 1, 1997. Of that $2.7 million outstanding principal, $1.9 million is due during the next twelve months.

Distributions of cash from the Operating Subsidiaries to the parent company to pay parent company debt service obligations, Series A 9 1/2% Convertible Preferred Stock (the "Series A Preferred Stock") dividends (if declared) and certain administrative expenses are limited under a plan of reorganization and certain debt agreements of the Operating Subsidiaries. Permitted cash payments from General Textiles include payments pursuant to a tax sharing agreement, certain subordinated debt of General Textiles (which the Parent holds), and a management agreement. Permitted cash payments by Factory 2-U to the Parent are limited to payments pursuant to a management agreement and a guaranty fee agreement.

In February and March 1997, the Company placed 9,600 shares of Series B Junior Convertible, Exchangeable Preferred Stock (Series B Preferred Stock) with private investors for cash net proceeds of $9.6 million.
The net proceeds of the private placement were provided to the Operating Subsidiaries for working capital purposes.

Management believes that permitted cash flows to the parent company will be adequate to finance its administrative expenses and meet the obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the Company to make dividend payments on its Series A Preferred Stock as they become due will be dependent on the results of operations of the Company.


GENERAL TEXTILES

GENERAL. General Textiles finances its operations through credit provided by suppliers, amounts borrowed under its $25.0 million revolving credit facility, $3.0 million in installment notes and internally generated cash flow.

At May 3, 1997, General Textiles was obligated to non-affiliate holders of its subordinated notes and reorganization securities in the face amount of $23.1 million and a carrying value of $11.6 million, of which management estimates principal payments in the amount of approximately $1.3 million will be paid the next twelve months.

REVOLVING CREDIT FACILITY. As of May 3, 1997, General Textiles had $16.5 million outstanding and $4.6 million available to borrow under its revolving
credit facility.   As of June 10, 1997, General Textiles had $16.4 million
outstanding and $4.9 million available to borrow under its revolving credit facility.

Effective June 2, 1997, General Textiles amended its agreement with its working capital lender to increase its revolving credit facility to $35.0 million, with advances limited to 65% of eligible inventory (as defined), an interest rate of prime plus 3/4% per annum and an expiration date (subject to annual one year extensions) of November 1999.


FACTORY 2-U

GENERAL. Factory 2-U finances its operations through credit provided by suppliers, amounts borrowed under its $10.0 million revolving credit facility and internally generated cash flow.

REVOLVING CREDIT FACILITY. As of May 3, 1997, Factory 2-U had $7.2 million outstanding and $1.0 million available to borrow under its revolving credit facility. As of June 10, 1997, Factory 2-U had $6.6 million outstanding and $1.7 million available to borrow under its revolving credit facility.

Effective June 2, 1997, Factory 2-U, amended its agreement with its working capital lender to increase its revolving credit facility to $15.0 million, with advances limited to 65% of eligible inventory (as defined), an interest rate of prime plus 3/4% per annum and an expiration date (subject to annual one year extensions) of November 1999.

CAPITAL EXPENDITURES

The Company's planned future capital expenditures include costs to open new Family Bargain Center and Factory 2-U stores, to renovate and/or relocate existing stores, and to expand it central administrative and distribution facilities. Management believes that future expenditures will be financed from internal cash flow, a $5.0 million installment note commitment from its working capital lender (unused as of June 10, 1997) and the General Textiles and Factory 2-U revolving credit facilities.

INFLATION

In general, the Company believes that it will be able to offset the effects of inflation by increasing operating efficiency, by monitoring and controlling expenses and by increasing prices to the extent permitted by competitive factors.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company historically has realized its highest level of sales and income during the third and fourth quarters of the fiscal year (the quarters ending in fiscal October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. If the Company's sales were substantially below seasonal expectations during the third and fourth quarters, the Company's annual operating results would be adversely affected.

The Company historically has realized lower sales in its first two quarters (the quarters ending in fiscal April and July), which often has resulted in the Company incurring losses during those quarters. The Company incurred a net loss in the quarter ended May 3, 1997.

                                 PART II


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

None.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FAMILY BARGAIN CORPORATION



Date:     June  11, 1997           By:    /s/ James. M. Baker
                                         ----------------------------
                                         Name: James M. Baker
                                         Title: Treasurer
                                                (duly authorized
                                                officer and principal
                                                financial officer)