Form 10-Q
period 1997-08-02
FAMILY BARGAIN CORP
filed 1997-09-08
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 2, 1997

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

The number of shares outstanding of the registrant's of common stock, as of August 22, 1997, was 4,929,822 shares.

                           FAMILY BARGAIN CORPORATION

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Family Bargain Corporation and Subsidiaries Consolidated
          Balance Sheets as of August 2, 1997 (Unaudited) and
          February 1, 1997 .................................................F-1

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Operations (Unaudited) for the 13 weeks
          ended August 2, 1997 and July 27, 1996............................F-3

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Operations (Unaudited) for the 26 weeks
          ended August 2, 1997 and July 27, 1996............................F-4

          Family Bargain Corporation and Subsidiaries Consolidated
          Statements of Cash Flows (Unaudited) for the 26 weeks
          ended August 2, 1997 and July 27, 1996............................F-5

          Family Bargain Corporation and Subsidiaries Notes to
          Consolidated Financial Statements (Unaudited).....................F-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................3

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings...................................................9
Item 2    Changes in Securities...............................................9
Item 3    Defaults Upon Senior Securities.....................................9
Item 4    Submission of Matters to a Vote of Security Holders................10
Item 5    Other Information..................................................11
Item 6.   Exhibits and Reports on Form 8-K ..................................11
          Signatures        .................................................13
          Exhibit Index     .................................................14

                                     PART I

Item 1.   Financial Statements

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                              August 2,              February 1,
                                                1997                    1997
                                                ----                    ----
                                             (Unaudited)
                  Assets

Current assets:
         Cash                                $   5,248                $   3,261
         Merchandise inventories                39,241                   29,118
         Prepaid expenses                        1,540                      939
                                             ----------               ----------

                  Total current assets          46,029                   33,318

Leasehold improvements and equipment, net       12,756                   10,714
Other assets                                     2,393                    2,323
Excess of cost over net assets acquired,
less accumulated amortization of
$6,134 and $5,332 at August 2, 1997 and
February 1, 1997, respectively                  33,512                   34,314
                                             ---------                 ---------

                  Total assets                $ 94,690                 $ 80,669
                                              ========                 =========


                                   (continued)


           See accompanying notes to consolidated financial statements

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Continued)
                                                   August 2,         February 1,
                                                     1997               1997
                                                     ----               ----
                                                 (Unaudited)
       Liabilities and Stockholders' Equity

Current liabilities:
       Current maturities of long-term debt
              and capital lease obligations       $   4,854           $   5,748
       Accounts payable                              23,998              17,491
       Accrued salaries, wages and bonuses            2,924               2,924
       Other accrued expenses                         5,990               6,907
                                                  ----------          ----------
              Total current liabilities              37,766              33,070

Revolving credit notes                               24,175              17,887
Long-term debt, less current maturities              13,377              14,422
Deferred rent                                         2,333               2,098
Capital lease and other long-term obligations         3,493               1,984
                                                  ----------          ----------
              Total liabilities                      81,144              69,461
                                                  ----------          ----------

Stockholders' equity:

Series A convertible preferred stock,
$.01 par value, 4,500,000 shares authorized,
3,638,690 and 3,727,415 shares issued and
outstanding (aggregate liquidation preference
of $36,387 and $37,274) at August 2, 1997 and
February 1, 1997, respectively                           36                  37

Series B junior convertible, exchangeable
preferred stock , $.01 par value, 40,000
shares authorized, 33,465 and 22,000 shares
issued and outstanding (aggregate liquidation
preference of $33,465 and $22,000) at August 2,
1997 and February 1, 1997, respectively                   -                  -

Common stock, $.01 par value, 80,000,000
shares authorized, 4,929,822 and 4,693,337
shares issued and outstanding at August 2, 1997
and February 1, 1997, respectively                       49                  47

Additional paid-in capital                           81,944              71,057
Accumulated deficit                                 (68,483)            (59,933)
                                                  ---------            ---------

              Total stockholders' equity             13,546              11,208
                                                  ---------            ---------
Total liabilities and stockholders' equity         $ 94,690            $ 80,669
                                                  =========            =========

          See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       13 Weeks Ended
                                                       --------------
                                               August 2,               July 27,
                                                 1997                    1996
                                             ------------             ----------

Net sales                                      $  69,375               $ 57,509
Cost of sales                                     46,342                 36,258
                                               ----------              ---------

       Gross profit                               23,033                 21,251

Selling and administrative expenses               25,474                 18,874
Amortization of excess of cost over
       net assets acquired                           400                    477
                                               ----------             ----------


       Operating income (loss)                    (2,841)                 1,900

Interest expense                                  (1,329)                (1,271)
                                              -----------             ----------

       Net income (loss)                          (4,170)                   629

Preferred stock dividends - Series A                (864)                  (885)

Preferred stock dividends - Series B                (635)                    -
                                              ------------            ----------

       Net loss applicable
              to common stock                 $   (5,669)             $    (256)
                                              ============            ==========


Net loss per share applicable to
       common stock                           $    (1.15)           $     (0.06)

Weighted average common shares outstanding         4,930                  4,588




          See accompanying notes to consolidated financial statements.


                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                       26 Weeks Ended
                                                       --------------
                                               August 2,               July 27,
                                                 1997                    1996
                                              -----------             ----------

Net sales                                     $  129,811              $ 107,334
Cost of sales                                     85,655                 68,600
                                              -----------             ----------

       Gross profit                               44,156                 38,734

Selling and administrative expenses               46,278                 36,414
Amortization of excess of cost over
       net assets acquired                           802                    939
                                              -----------             ----------

       Operating income (loss)                    (2,924)                 1,381

Interest expense                                  (2,606)                (2,310)
                                              -----------             ----------

       Net loss                                   (5,530)                  (929)

Preferred stock dividends - Series A              (1,728)                (1,739)

Preferred stock dividends - Series B              (1,292)                    -
                                              ------------            ----------

       Net loss applicable to common stock   $    (8,550)             $  (2,668)
                                             ===========              ==========

Net loss per share applicable
       to common stock                       $     (1.75)             $   (0.62)

Weighted average common shares outstanding         4,874                  4,314




          See accompanying notes to consolidated financial statements.


                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                             26 Weeks Ended
                                                             --------------
                                                         August 2,     July 27,
                                                           1997          1996

                                                        -----------   ----------
Cash Flows from Operating Activities:
Net loss                                                $   (5,530)     $  (929)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                            2,479        2,127
    Debt discount amortization                               1,050          518
    Deferred rent expense                                      235         (179)
    Changes in operating assets and liabilities:
      Merchandise inventories                              (10,123)     (14,942)
      Prepaid expenses                                        (601)        (479)
      Accounts payable and accrued expenses                  5,590          926
      Other                                                    954       (2,458)
                                                        -----------   ----------
Net cash used in operating activities                       (5,946)     (15,416)
                                                        -----------   ----------

Cash Flows from Investing Activities:
  Purchase of leasehold improvements
           and equipment                                    (2,952)      (2,601)
  Sale of real property                                         -         4,500
                                                        -----------    ---------
Net cash provided by (used in)
investing activities                                        (2,952)       1,899
                                                        -----------    ---------

Cash Flows from Financing Activities:
  Borrowings on revolving credit notes                     161,219      150,061
  Payments on revolving credit notes                      (154,931)    (138,473)
  Proceeds from the issuance of notes payable                   -         3,100
  Payments on notes payable and capital
  lease obligations                                         (3,158)      (3,100)
  Payment of deferred debt issuance costs                     (113)          -
  Net proceeds from issuance of preferred
           stock                                             9,596        2,856
  Payment of dividends on Series A preferred stock          (1,728)      (1,739)
                                                         ----------   ----------

Net cash provided by financing activities                   10,885       12,705
                                                         ----------    ---------

                                   (continued)



          See accompanying notes to consolidated financial statements.


                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Continued)




                                                   26 Weeks Ended
                                                   --------------
                                             August 2,                 July 27,
                                               1997                     1996
                                             ---------                ----------
Net increase (decrease) in cash               $ 1,987                   $  (812)

Cash at the beginning of the period             3,261                     1,958
                                              -------                 ----------

Cash at the end of the period                 $ 5,248                     1,146
                                              =======                 ==========

Supplemental disclosure of
  cash flow information:

Cash paid during the period for interest      $ 1,453                   $ 1,952


Supplemental disclosure of non-cash
 investing activities:

Capital lease purchases                      $    649                   $    -



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

         In the opinion of management, the unaudited consolidated financial statements as of and for the 13 weeks and 26 weeks ended August 2, 1997 and July 27, 1996 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      Long-term Debt and Revolving Credit Notes

         At August 2, 1997, the Company was not in compliance with certain covenants under its revolving credit facilities. The Company's working capital lender has waived such noncompliance.

         In August 1997, the Company agreed with its working capital lender to amend certain terms and conditions of its revolving credit facilities. Under the amended terms and conditions, the Company's covenants will be reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facilities. In addition, the Company may exceed the 65% of eligible inventory advance limitation at varying rates, not to exceed $3.5 million, between October 1, 1997 and December 15, 1997. Such excess borrowings will bear interest at an interest rate of prime plus 3% per annum.

         In June 1997, the Company amended its agreement with its working capital lender to increase its revolving credit facilities to $50.0 million, with advances limited to 65% of eligible inventory (as defined), an interest rate of prime plus 3/4% per annum and an expiration date (subject to annual one year extensions) of November 1999.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued



         At August 2, 1997, the Company's estimation of cash flows which determine the timing and amounts of payments of certain subordinated debt were the same as estimated for February 1, 1997. Consequently, there were no adjustments to the carrying value of such debt during the 26 weeks ended August 2, 1997 except for recurring amortization of debt discount.

(3)      Earnings per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 becomes effective for interim and annual periods ending after December 15, 1997 and will change the way the Company computes earnings per share. However, had the Company applied SFAS No. 128, there would have been no difference between the loss per share reported under SFAS No. 128 and the loss per share reported on the accompanying consolidated statement of operations for the 26 weeks ended August 2, 1997.

(4)      Provision for Income Taxes

         No provision for income taxes has been reflected in the accompanying consolidated statements of operations for the 13 weeks and 26 weeks ended August 2, 1997 and July 27, 1996 since the Company generated tax losses during these periods. Although such losses would increase the Company's net operating loss carry forwards (NOLs), realization of such NOLs is less than likely due to limitations on utilization of NOLs and the Company's history of losses. As a result, a full valuation allowance has been recognized against the net deferred tax assets arising from the increased NOLs and no benefit for income taxes is reflected in the accompanying consolidated statements of operations.

(5)      Dividends

         The Series B Junior Convertible, Exchangeable Preferred Stock pays no dividend through December 31, 2001. Beginning in 2002, the Company is obligated to pay a dividend to holders of the Series B Preferred Stock in the amount of $60 per share subject to increases of $20 per share every year thereafter until 2005 up to a maximum of $120 per share. The Company imputes dividends on the Series B Preferred Stock utilizing the effective interest method to provide a level yield until the permanent dividend of $120 per share is payable. Accreted dividends increase the carrying value of the Series B Preferred Stock.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

General

Management's discussion of the results of operations provides analyses of the Company's operations during the 13 and 26 weeks ended August 2, 1997 and July 27, 1996.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of August 2, 1997 there were 165 stores in operation compared to 140 stores as of July 27, 1996.

13 Weeks Ended August 2, 1997 Compared to the 13 Weeks Ended July 27, 1996

Net sales were $69.4 million for the 13 weeks ended August 2, 1997 compared to $57.5 million for the 13 weeks ended July 27, 1996, an increase of $11.9 million. Of the total increase, approximately $0.2 million was attributable to a 0.4% increase in comparable store sales and the remaining $11.7 million increase in sales was attributable to the opening of new stores and expansion of existing stores.

Gross profit was $23.0 million for the 13 weeks ended August 2, 1997 compared to $21.3 million for the 13 weeks ended July 27, 1996, an increase of approximately $1.7 million. As a percentage of sales, gross profit was 33.2% for the 13 weeks ended August 2, 1997 compared to 37.0% for the 13 weeks ended July 27, 1996. The decrease in the gross profit margin is primarily attributable to a higher markdown rate of approximately 1.4% of sales due to heavier clearance activity in the current year and an increase in shrinkage of approximately 2.2% of sales. In addition to the increased markdown rate noted, markdowns were an additional 1.2% of sales higher than last year due to valuing the Factory 2-U inventory at fair value when it was acquired in November 1995. Also, in-bound freight has increased as a percentage of sales due to changes in the Company's merchandise mix. The effect of higher shrinkage, markdowns and freight has been partially offset through higher initial mark-up as a result of the Company's improved financial condition.

Selling and administrative expenses were $25.5 million for the 13 weeks ended August 2, 1997 compared to $18.9 million for the 13 weeks ended July 27, 1996, an increase of approximately $6.6 million. As a percentage of sales, selling and administrative expenses increased to 36.7% for the 13 weeks ended August 2, 1997 from 32.8% for the 13 weeks ended July 27, 1996. The increase in selling and administrative expenses as a percentage of sales was primarily attributable to increases in store labor costs (due to increases in the minimum wage), higher occupancy and preopening costs. In addition, the Company's President and Chief Executive Officer resigned effective July 28, 1997. The Company recorded a charge of approximately $1.8 million in the quarter for payments due in accordance with an employment contract.

Amortization of excess of cost over net assets acquired was $0.4 million for the 13 weeks ended August 2, 1997 compared to $0.5 million for the 13 weeks ended July 27, 1996. The decrease is a result of the write-down in the carrying value of excess of cost over net assets acquired disclosed in the consolidated financial statements for the fiscal year ended February 1, 1997.

Interest expense was $1.3 million for each of the 13 weeks ended August 2, 1997 and July 27, 1996.

The net loss applicable to common stock was $5.7 million for the 13 weeks ended August 2, 1997 compared to a net loss of $0.3 million for the 13 weeks ended July 27, 1996.

26 weeks Ended August 2, 1997 Compared to the 26 weeks Ended July 27, 1996

Net sales were $129.8 million for the 26 weeks ended August 2, 1997 compared to $107.3 million for the 26 weeks ended July 27, 1996, an increase of approximately $22.5 million. Of the total increase, approximately $0.9 million was attributable to a 0.9% increase in comparable store sales and the remaining $21.6 million increase in sales was attributable to the opening of new stores and expansion of existing stores.

Gross profit was $44.2 million for the 26 weeks ended August 2, 1997 compared to $38.7 million for the 26 weeks ended July 27, 1996, an increase of $5.5 million. As a percentage of sales, gross profit was 34.0% for the 26 weeks ended August 2, 1997 compared to 36.1% for the 26 weeks ended July 27, 1996. The decrease in the gross profit margin is primarily attributable to a higher markdown rate of approximately 1.3% of sales due to heavier promotional activity in the current year and an increase in shrinkage of approximately 1.7% of sales. In addition to the increased markdown rate noted, markdowns were an additional 0.9% of sales higher than last year due to valuing the Factory 2-U inventory at fair value when it was acquired in November 1995. Also, inbound freight has increased as a percentage of sales due to changes in the Company's merchandise mix. The effect of higher shrinkage, markdowns and freight has been partially offset through higher initial mark-up as a result of the Company's improved financial condition.

Selling and administrative expenses were $46.3 million for the 26 weeks ended August 2, 1997 compared to $36.4 million for the 26 weeks ended July 27, 1996, an increase of approximately $9.9 million. As a percentage of sales, selling and administrative expenses increased to 35.7% for the 26 weeks ended August 2, 1997 from 33.9% for the 26 weeks ended July 27, 1996. The increase in selling and administrative expenses as a percentage of sales was primarily attributable to increases in store labor costs (due to increases in the minimum wage), higher occupancy and preopening costs. In addition, the Company's President and Chief Executive Officer resigned effective July 28, 1997. The Company recorded a charge of $1.8 million in the quarter for payments due in accordance with an employment contract.

Amortization of excess of cost over net assets acquired was $0.8 million for the 26 weeks ended August 2, 1997 compared to $0.9 million for the 26 weeks ended July 27, 1996. The decrease is a result of the write-down in the carrying value of excess of cost over net assets acquired disclosed in the consolidated financial statements for the fiscal year ended February 1, 1997.

Interest expense was $2.6 million for the 26 weeks ended August 2, 1997 compared to $2.3 million for the 26 weeks ended July 27, 1996. The increase of $0.3 million was attributable primarily to increased debt discount amortization arising from changes in the projected timing and payment of the reorganization securities of General Textiles.

The net loss applicable to common stock was $8.6 million for the 26 weeks ended August 2, 1997 compared to a net loss of $2.7 million for the 26 weeks ended July 27, 1996.

Liquidity and Capital Resources

Family Bargain Corporation

As of August 2, 1997, Family Bargain Corporation (the "Parent") had outstanding indebtedness in the principal amount of $2.7 million, no material change from its debt obligations at February 1, 1997. Of the $2.7 million outstanding principal amount, $1.9 million is due during the next twelve months.

Distributions of cash from General Textiles and Factory 2-U, (the "Operating Subsidiaries") to the Parent company to pay Parent company debt service obligations for the Series A 9 1/2% Convertible Preferred Stock (the "Series A Preferred Stock") dividends (if declared) and certain administrative expenses are limited under a plan of reorganization and certain debt agreements of the Operating Subsidiaries. Permitted cash payments from General Textiles include payments pursuant to a tax sharing agreement, certain subordinated debt of General Textiles (which the Parent holds), and a management agreement. Permitted cash payments by Factory 2-U to the Parent are limited to payments pursuant to a management agreement and a guaranty fee agreement. Management believes that permitted cash flows to the Parent company will be adequate to finance its administrative expenses and meet the obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the Company to make dividend payments on its Series A Preferred Stock as they become due will be dependent on the results of operations of the Company. To date the Company has used its borrowing facilities to fund dividend payments.

In February and March 1997, the Company placed 9,600 shares of Series B Junior Convertible, Exchangeable Preferred Stock (Series B Preferred Stock) with private investors for net cash proceeds of $9.6 million. The net proceeds of the private placement were provided to the operating subsidiaries for working capital purposes.

General Textiles

General Textiles finances its operations through credit provided by suppliers, amounts borrowed under its $35.0 million revolving credit facility, $3.0 million in installment notes and internally generated cash flow.

At August 2, 1997, General Textiles was obligated to non-affiliate holders of its subordinated notes and reorganization securities in the face amount of $22.9 million with a carrying value of $11.9 million, of which management estimates principal payments in the amount of approximately $1.3 million will be paid in the next twelve months.

Revolving Credit Facility. As of August 2, 1997, General Textiles had $16.7 million outstanding and $6.8 million available to borrow under its revolving credit facility.

Effective June 2, 1997, General Textiles amended its agreement with its working capital lender to increase its revolving credit facility to $35.0 million from $25.0 million, with advances limited to 65% of eligible inventory (as defined), an interest rate of prime plus 3/4% per annum and an expiration date (subject to annual one year extensions) of November 1999.

At August 2, 1997, the Company was not in compliance with certain covenants under its revolving credit facilities. The Company's working capital lender has waived such noncompliance.

In August 1997, General Textiles agreed with its working capital lender to amend certain terms and conditions of its revolving credit facility. Under the amended terms and conditions, the covenants will be reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facility. In addition, General Textiles may exceed the 65% of eligible inventory advance limitation at varying rates, not to exceed $3.5 million, between October 1, 1997 and December 15, 1997. Such excess borrowings will bear interest at an interest rate of prime plus 3% per annum.

Factory 2-U

Factory 2-U  finances  its  operations  through  credit  provided by  suppliers,
amounts  borrowed  under  its  $15.0  million   revolving  credit  facility  and
internally generated cash flow.

Revolving Credit Facility. As of August 2, 1997, Factory 2-U had $7.5 million outstanding and $2.5 million available to borrow under its revolving credit facility.

Effective June 2, 1997, Factory 2-U, amended its agreement with its working capital lender to increase its revolving credit facility to $15.0 million from $10.0 million, with advances limited to 65% of eligible inventory (as defined), an interest rate of prime plus 3/4% per annum and an expiration date (subject to annual one year extensions) of November 1999.

In August 1997, Factory 2-U agreed with its working capital lender to amend certain terms and conditions of its revolving credit facility. Under the amended terms and conditions, the covenants will be reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facility.

Capital Expenditures

The Company's planned future capital expenditures include costs to open new Family Bargain Center and Factory 2-U stores, to renovate and/or relocate existing stores, and to expand its central administrative and distribution facilities. Management believes that future expenditures will be financed from internal cash flow, and the General Textiles and Factory 2-U revolving credit facilities. As of August 2, 1997 approximately $3.0 million has been spent by the Company on capital expenditures. The Company anticipates spending approximately $4.4 million during the remainder of the current fiscal year.

Inflation

In general,  the Company  believes that it will be able to offset the effects of
inflation  by  increasing  operating  efficiency,   monitoring  and  controlling
expenses and increasing prices to the extent permitted by competitive factors.

Seasonality and Quarterly Fluctuations

The Company historically has realized its highest level of sales and income during the third and fourth quarters of the fiscal year (the quarters ending in fiscal October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. If the Company's sales are substantially below seasonal expectations during the third and fourth quarters, the Company's annual operating results will be adversely affected. The Company historically has realized lower sales in its first two quarters, which often has resulted in the Company incurring losses during those quarters.

Deferred Tax Assets

The Company has net operating loss ("NOL") carryforwards for Federal and California income tax purposes. The utilization of these NOLs will be partially limited due to restrictions imposed under the Federal and State laws upon a change in ownership.

At August 2, 1997, the Company's total net deferred income tax assets, a significant portion of which relates to NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

Cautionary Statement Regarding Forward-Looking Information

Statements, other than those based on historical facts, which address activities, events or developments that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and other factors affecting the Company's business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

The Company is at all times subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.    Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of stockholders was held on June 25, 1997.

(b) The directors elected at the meeting were:

                           Votes For             Votes Against          Withheld

    James D. Somerville   21,349,325                  15,056
    H. Whitney Wagner     21,349,792                  14,589
    Thomas G. Weld        21,349,792                  14,589

     Other directors whose terms of office continued after the meeting are as follows: William W. Mowbray, John J. Borer III, Peter V. Handal, Ronald Rashkow, and J. William Uhrig.

(c) Other matters voted upon at the meeting and the results of those votes were as follows:

         The appointment of Arthur Andersen LLP as independent auditors was approved by the following vote:

         Votes for:      21,359,568
         Vote against:          443
         Abstentions:         3,770

         Adoption of the Family Bargain Corporation 1997 Stock Option Plan was approved by the following vote:

         Votes for:      18,018,611
         Votes against:   1,036,625
         Abstentions:        39,293

The foregoing matters are described in detail in the Company's proxy statement dated May 22, 1997 for the 1997 Annual Meeting of Stockholders.

                                     PART II


Item 5.  Other Information

Jonathan W. Spatz was appointed Executive Vice President - Chief Financial Officer of Family Bargain Corporation on June 17, 1997. Spatz, 41, has more than 20 years experience in the public and private sector of the retail industry, with specific expertise in finance, information systems, real estate, marketing and business development. Most recently he served as Senior Vice President Finance, Chief Financial Officer, Chief Operating Officer and as a member of the Board of Directors of Strouds, Inc. (1994 -1997).

     Earlier in his career he served in various senior management and finance positions with Retail Management Associates (1993-1994); Chief Auto Parts Inc. (1989-1993); Pearle, Inc. (1986-1989) and Peoples Restaurants, Inc. (1983-1986).

He is a certified public accountant and served as audit senior with Price Waterhouse LLP (1978- 1980). He received a degree in business administration in 1977 from the University of Nebraska.

William W. Mowbray resigned as President, Chief Executive Officer and a Director of Family Bargain Corporation effective July 28, 1997. The resignation was not a result of any disagreements.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 (a) Amendment No. 5 to Loan and Security Agreement, dated as of April 23, 1997, between Factory 2-U and Finova Capital Corporation (5 pages)
     10.1 (b) Amendment No. 6 to Loan and Security Agreement, dated as of May 30, 1997, between Factory 2-U and Finova Capital Corporation (10 pages)
     10.2 (a) Amendment No. 8 to Loan and Security Agreement, dated as of April 23, 1997, between General Textiles and Finova Capital Corporation (6 pages)
     10.2 (b) Amendment No. 9 to Loan and Security Agreement, dated as of May 30, 1997, between General Textiles and Finova Capital Corporation (15 pages)
     10.3 (a) Acknowledgment and Reaffirmation (Re: Affiliate Debt, Management Fees, Intercreditor Agreement), dated as of April 23, 1997, between Family Bargain Corporation and Finova Capital Corporation (2 pages)
     10.3 (b) Acknowledgment and Reaffirmation (Re: Affiliate Debt, Management Fees, Intercreditor Agreement), dated as of May 30, 1997, between Family Bargain Corporation and Finova Capital Corporation
               (2 pages)
     10.4 Subordination and Standstill Agreement (Re: $6.35 MM Debt), dated as of May 30, 1997, between Family Bargain Corporation and Finova Capital Corporation (5 pages)

     10.5      Subordinated  Promissory Note ($6.35 MM), dated as of
               April 30, 1997  between  General  Textiles and Family
               Bargain Corporation (1 page)
     10.6      Modifications to the Loan and Security Agreement, dated as of
               August 28, 1997, between Finova Capital Corporation and both
               General Textiles and Factory 2-U (2 pages)
     11.1      Computation of per share loss
     27        Financial Data Schedule

(b)  Reports on Form 8-K
     The Company filed a Form 8-K on May 14, 1997. It was amended in its entirety by a Form 8-K/A-1 filed May 23, 1997. The reports on Form 8K and 8K/A-1 reported on a change in certifying accountants filed pursuant to Section 13 of the Securities Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FAMILY BARGAIN CORPORATION



Date: September 8, 1997

By:  /s/  Jonathan W. Spatz
     ----------------------
Name: Jonathan W. Spatz
Title: Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)




                                  EXHIBIT INDEX

Exhibit
Number    Description                                                    Page

10.1 (a)  Amendment No. 5 to Loan and Security Agreement, dated as       15 - 19
          of April 23, 1997, between Factory 2-U and Finova Capital
          Capital Corporation (5 pages)
10.1 (b)  Amendment No. 6 to Loan and Security Agreement, dated as       20 - 29
          of May 30, 1997, between Factory 2-U and Finova Capital
          Corporation (10 pages)
10.2 (a)  Amendment No. 8 to Loan and Security Agreement, dated as       30 - 35
          of April 23, 1997, between General Textiles and Finova Capital
          Capital Corporation (6 pages)
10.2 (b)  Amendment No. 9 to Loan and Security Agreement, dated as       36 - 50
          of May 30, 1997, between General Textiles and Finova Capital
          Capital Corporation (15 pages)
10.3 (a)  Acknowledgment and Reaffirmation (Re: Affiliate Debt,          51 - 52
          Management Fees, Intercreditor Agreement), dated as of
          April 23, 1997, between Family Bargain Corporation and
          Finova Capital Corporation (2 pages)
10.3 (b)  Acknowledgment and Reaffirmation (Re: Affiliate Debt,          53 - 54
          Management Fees, Intercreditor Agreement), dated as of
          May 30, 1997, between Family Bargain Corporation and
          Finova Capital Corporation (2 pages)
10.4      Subordination and Standstill Agreement (Re: $6.35 MM Debt),    55 - 59
          dated as of May 30, 1997, between Family Bargain Corporation and Finova Capital Corporation (5 pages)
10.5      Subordinated Promissory Note ($6.35 MM), dated as of           60
          April 30, 1997 between General Textiles and Family Bargain
          Corporation (1 page)
10.6      Modifications to the Loan and Security Agreement, dated as of
          August 28,1997, between Finova Capital Corporation and both
          General Textiles and Factory 2-U (2 pages)                     61 - 62
11.1      Computation of per share loss                                  63
27        Financial Data Schedule                                        64