Form 10-Q/A
period 1997-05-03
FAMILY BARGAIN CORP
filed 1997-09-11
CIK 813775

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 1O-Q/A-1

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

          Family Bargain Corporation and Subsidiaries Notes to
          Consolidated Financial Statements (Unaudited)                F-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      3

PART II.  OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                               7
          Signatures                                                     8
          Exhibit Index                                                  9

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
Commitments and contingencies

Stockholders' equity:
  Series A convertible preferred stock; $.01
    par value; 4,500,000 shares authorized;
    3,727,415 and 3,638,690 shares issued and
    outstanding (aggregate liquidation preference
    of $37,274,000 and $36,387,000) at February 1,
    1997 and May 3, 1997, respectively                37,000            36,000
  Series B junior convertible, exchangeable
    preferred stock, $.01 par value, 40,000
    shares authorized, 22,000 and 33,465 shares
    issued and outstanding (aggregate
    liquidation preference of $22,000,000 and
    $33,465,000) at February 1, 1997 and
    May 3, 1997, respectively                              -                 -
  Common stock, $.01 par value, 80,000,000
    shares authorized, 4,693,337 and 4,929,822
    shares issued and outstanding at February
    1, 1997 and May 3, 1997, respectively             47,000            49,000
Additional paid-in capital                        71,057,000        83,178,000
Stock subscription notes receivable                        -        (1,865,000)
Accumulated deficit                              (59,933,000)      (62,813,000)
                                                  ----------        ----------
    Total stockholders' equity                    11,208,000        18,585,000
                                                  ----------        ----------
    Total liabilities and stockholders' equity  $ 80,669,000        94,603,000
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

                                           For the               For the
                                      Three Months Ended    Three Months Ended
                                        April 27, 1996        May 3, 1997

Net sales                                $ 49,825,000             60,436,000
Cost of sales                              32,342,000             39,313,000
                                           ----------             ----------
  Gross profit                             17,483,000             21,123,000

Selling, general and
  administrative expenses                  17,540,000             20,805,000
Amortization of goodwill                      462,000                401,000
                                           ----------             ----------
  Operating loss                             (519,000)               (83,000)

Interest expense and financing fees        (1,039,000)            (1,277,000)
                                           ----------             ----------
  Net loss                                 (1,558,000)            (1,360,000)

Preferred stock dividends - Series A         (854,000)              (864,000)

Preferred stock dividends - Series B               -                (656,000)
                                           ----------             ----------
  Net loss applicable
     to common stock                     $ (2,412,000)            (2,880,000)
                                           ==========             ==========
Net loss applicable to common stock
  per common and common share
  equivalent                             $      (0.60)                 (0.60)

Weighted average shares outstanding         4,040,034              4,818,076



      See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED APRIL 27, 1996 AND MAY 3, 1997
                                  (Unaudited)

                                              For the             For the
                                         Three Months Ended Three Months Ended
                                           April 27, 1996       May 3, 1997


Cash Flows from Operating Activities:
  Net loss                                   $ (1,558,000)         (1,360,000)
  Adjustments to reconcile loss to
    net cash used in operating
    activities:
      Depreciation and amortization             1,009,000           1,207,000
      Debt discount amortization                  263,000             459,000
      Deferred rent expense                         4,000             132,000
      Changes in operating assets and liabilities:
        Merchandise inventories                (8,693,000)         (9,395,000)
        Accounts receivable-non trade,
          prepaid expenses and other assets       255,000          (2,277,000)
        Layaway receivables                      (513,000)                  -
        Accounts payable                        1,281,000           5,230,000
        Accrued salaries, wages and bonuses       503,000          (1,025,000)
        Other accrued expenses and
          other current liabilities            (3,713,000)         (2,031,000)
                                              -----------         -----------
Net cash used in operating activities         (11,162,000)         (9,060,000)
                                              -----------         -----------
Cash flows used in investing activities-
  Purchase of leasehold improvements
    and equipment                              (1,485,000)         (1,370,000)
                                              -----------         -----------
Cash Flows from Financing Activities:
  Borrowings on revolving credit note          73,912,000          80,893,000
  Payments on revolving credit note           (65,318,000)        (75,065,000)
  Proceed from the issuance of notes payable      815,000                   -
  Payments on notes payable and capital
    lease obligations                            (482,000)         (2,622,000)
  Payment of deferred debt issuance costs               -             (57,000)
  Net proceeds from issuance of preferred
    stock                                       2,856,000           9,600,000
  Payment of dividends on
    Series A preferred stock                     (854,000)           (864,000)
                                              -----------         -----------
    Net cash provided by
      financing activities                     10,929,000          11,885,000
                                              -----------         -----------

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

(6)  Dividends

     The Series B Junior Convertible, Exchangeable Preferred Stock pays no dividend through December 31, 2001. Beginning in 2002, the Company is obligated to pay a dividend to holders of the Series B Preferred Stock in the amount of $60 per share subject to increase of $20 per share every year thereafter until 2005 up to a maximum of $120 per share. The Company imputes dividends on the Series B Preferred Stock utilizing the effective interest method to provide a level yield until the permanent dividend of $120 per share is payable. Accreted dividends increase the carrying value of the Series B Preferred Stock.

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

The net loss applicable to common stock was $2.9 million for the three months ended May 3, 1997 compared to $2.4 million for the three months ended
April 27, 1996.


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

(a)   Exhibits

      11.1    Computation of per share loss
      27      Financial Data Schedule

(b)   Reports on Form 8-K

      None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FAMILY BARGAIN CORPORATION


Date: September 11, 1997




By:       /s/ Jonathan W. Spatz
          ---------------------
   Name:  Jonathan W. Spatz
   Title: Executive Vice President and Chief Financial Officer
          (duly authorized officer and principal financial officer)


                                  EXHIBIT INDEX

Exhibit
Number    Description                                                    Page

11.1      Computation of per share loss                                  10
27        Financial Data Schedule                                        11

                                     - 9 -