Form 10-Q
period 1997-11-01
FAMILY BARGAIN CORP
filed 1997-12-10
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 1,
1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

The number of shares outstanding of the registrant's of common stock, as of December 8, 1997, was 4,929,822 shares.

                           FAMILY BARGAIN CORPORATION

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Family Bargain Corporation and Subsidiaries Consolidated Balance
         Sheets as of November 1, 1997 (Unaudited) and February 1, 19........F-1

         Family  Bargain  Corporation  and  Subsidiaries   Consolidated
         Statements  of Operations  (Unaudited)  for the 13 weeks ended
         November 1, 1997 and October 26, 1996...............................F-3

         Family  Bargain  Corporation  and  Subsidiaries   Consolidated
         Statements  of Operations  (Unaudited)  for the 39 weeks ended
         November 1, 1997 and October 26, 1996...............................F-4

         Family  Bargain  Corporation  and  Subsidiaries   Consolidated
         Statements  of Cash Flows  (Unaudited)  for the 39 weeks ended
         November 1, 1997 and October 26, 1996...............................F-5

         Family Bargain Corporation and Subsidiaries Notes to Consolidated
         Financial Statements (Unaudited) ...................................F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................3

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................8
Item 2.  Changes in Securities.................................................8
Item 3.  Defaults Upon Senior Securities.......................................8
Item 4.  Submission of Matters to a Vote of Security Holders...................8
Item 5.  Other Information.....................................................8
Item 6.  Exhibits and Reports on Form 8-K .....................................8
         Signatures        ....................................................9
         Exhibit Index     ...................................................10

                                     PART I

Item 1. Financial Statements

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                               November 1,           February 1,
                                                  1997                  1997
                                                  ----                  ----
                                               (Unaudited)
          Assets

Current assets:
  Cash                                         $   3,319              $   3,261
  Merchandise inventories                         43,413                 29,118
  Prepaid expenses                                 1,174                    505
                                               ---------              ---------

    Total current assets                          47,906                 32,884

Leasehold improvements and equipment, net         14,229                 10,714
Other assets, net                                  3,440                  2,757

Excess of cost over net assets  acquired,
less  accumulated  amortization  of
$6,533 and $5,332 at November 1, 1997 and
February 1, 1997, respectively                    33,111                 34,314
                                                --------               --------

          Total assets                          $ 98,686               $ 80,669
                                                ========               ========

                                   (continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Continued)
                                                November 1,          February 1,
                                                   1997                 1997
                                                   ----                 ----
                                                (Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt
    and capital lease obligations                $   5,536             $  5,748
  Accounts payable                                  23,394               17,491
  Accrued salaries, wages and bonuses                2,216                2,924
  Other accrued expenses                             7,629                6,907
                                                 ---------             ---------
    Total current liabilities                       38,775               33,070

Revolving credit notes                              27,230               17,887
Long-term debt, less current maturities             12,855               14,422
Deferred rent                                        2,484                2,098
Capital lease and other long-term obligations        3,056                1,984
                                                 ---------             ---------
     Total liabilities                              84,400               69,461

Stockholders' equity:

Series A convertible preferred stock,
$.01 par value, 4,500,000 shares authorized,
3,638,690 and 3,727,415 shares issued and
outstanding (aggregate liquidation preference
of $36,387 and $37,274) at November 1, 1997 and
February 1, 1997, respectively                          36                   37

Series B junior convertible, exchangeable
preferred stock , $.01 par value, 40,000
shares authorized, 33,465 and 22,000 shares
issued and outstanding (aggregate liquidation
preference of $33,465 and $22,000) at November 1,
1997 and February 1, 1997, respectively                  -                    -

Common stock, $.01 par value, 80,000,000
shares authorized, 4,929,822 and 4,693,337
shares issued and outstanding at November 1, 1997
and February 1, 1997, respectively                      49                   47

Additional paid-in capital                          82,614               71,057
Accumulated deficit                                (68,413)             (59,933)
                                                  ---------            ---------

    Total stockholders' equity                      14,286               11,208
                                                  ---------            ---------

Total liabilities and stockholders' equity        $ 98,686             $ 80,669
                                                    ======               ======

          See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)
                                                         13 Weeks Ended
                                                   -----------------------------
                                                  November 1,        October 26,
                                                      1997              1996
                                                      ----              ----

Net sales                                          $ 77,263            $ 65,557
Cost of sales                                        48,450              42,264
                                                   ---------           ---------
       Gross profit                                  28,813              23,293

Selling and administrative expenses                  25,450              21,609
Amortization of excess of cost over
       net assets acquired                              400                 467
                                                   ---------           ---------

       Operating income                               2,963               1,217

Interest expense                                     (1,357)             (1,297)
                                                   ---------           ---------

       Net income (loss)                              1,606                 (80)

Preferred stock dividends - Series A                   (864)               (885)

Preferred stock dividends - Series B                   (672)                  -
                                                    --------           ---------

       Net income (loss) applicable
              to common stock                      $     70            $   (965)
                                                   =========           =========


Net income (loss) per share applicable to
       common stock                                $   0.01            $  (0.21)

Weighted average common shares outstanding            4,930               4,693

          See accompanying notes to consolidated financial statements.
                                      F-3

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)
                                                          39 Weeks Ended
                                                  -----------------------------
                                                  November 1,       October 26,
                                                     1997              1996
                                                     ----              ----

Net sales                                         $ 207,074           $ 172,891
Cost of sales                                       134,105             110,864
                                                  ---------           ---------

       Gross profit                                  72,969              62,027

Selling and administrative expenses                  71,728              58,023
Amortization of excess of cost over
       net assets acquired                            1,201               1,406
                                                  ---------           ----------

       Operating income                                  40               2,598

Interest expense                                     (3,964)             (3,607)
                                                  ----------          ----------

       Net loss                                      (3,924)             (1,009)

Preferred stock dividends - Series A                 (2,592)             (2,624)

Preferred stock dividends - Series B                 (1,963)                  -
                                                  ----------          ----------

       Net loss applicable to common stock        $  (8,479)          $  (3,633)
                                                  ==========          ==========

Net loss per share applicable
       to common stock                            $   (1.73)          $   (0.82)

Weighted average common shares outstanding            4,893               4,441

          See accompanying notes to consolidated financial statements.
                                      F-4

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                          39 Weeks Ended
                                                   ----------------------------
                                                   November 1,       October 26,
                                                      1997              1996
 Cash Flows from Operating Activities
   Net loss                                        $   (3,924)       $   (1,009)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                    4,307             3,221
       Debt discount amortization                       1,596               785
       Loss on disposal of equipment                       94                 -
       Deferred rent expense                              386              (179)
       Gain on repurchase of subordinated notes           (75)                -
       Changes in operating assets and liabilities:
         Merchandise inventories                      (14,295)          (17,683)
         Prepaid expenses                                (669)             (777)
         Accounts payable and accrued expenses          5,805             2,540
         Other                                           (398)           (1,895)
                                                    ----------        ----------

Net cash used in operating activities                  (7,173)          (14,997)
                                                    ----------        ----------

Cash Flows from Investing Activities:
       Purchase of leasehold improvements
           and equipment                               (5,282)           (3,496)
       Sale of real property                                -             4,500
                                                    ----------        ----------
Net cash provided by (used in) investing activities    (5,282)            1,004
                                                    ----------        ----------

Cash Flows from Financing Activities:
  Borrowings on revolving credit notes                248,830           221,868
  Payments on revolving credit notes                 (239,487)         (208,115)
  Proceeds from the issuance of notes payable               -             3,100
  Payments on notes payable and capital
    lease obligations                                  (3,636)           (3,647)
  Payment of deferred debt issuance costs                (196)              (30)
  Net proceeds from issuance of preferred
    stock                                               9,594             2,856
  Payment of dividends on Series A preferred stock     (2,592)           (2,624)
                                                    ----------         ---------

Net cash provided by financing activities              12,513            13,408
                                                    ----------         ---------

                                   (continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Continued)
                                                             39 Weeks Ended
                                                    ---------------------------
                                                    November 1,      October 26,
                                                       1997             1996
                                                       ----             ----
Net increase (decrease) in cash                      $     58          $   (585)

Cash at the beginning of the period                     3,261             1,958
                                                     --------          ---------

Cash at the end of the period                        $  3,319          $  1,373
                                                     ========          =========
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest           $ 1,991           $ 2,183

   Cash paid during the period for income taxes       $    16           $     -

Supplemental disclosure of non-cash investing activities:

   Capital lease purchases                            $   793           $     -

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

         In the opinion of management, the unaudited consolidated financial statements as of and for the 13 weeks and 39 weeks ended November 1, 1997 and October 26, 1996 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      Long-term Debt and Revolving Credit Notes

         Effective June 2, 1997, Factory 2-U, amended its agreement with its working capital lender to increase its revolving credit facility to $15.0 million from $10.0 million, with borrowings limited to 65% of eligible inventory (as defined), an interest rate of prime plus 3/4% per annum and an expiration date (subject to annual one year extensions) of November 1999.

         Effective June 2, 1997, General Textiles amended its agreement with its working capital lender to increase its revolving credit facility to $35.0 million from $25.0 million, with advances limited to 65% of eligible inventory (as defined), an interest rate of prime plus 3/4% per annum and an expiration date (subject to annual one year extensions) of November 1999.

         On September 24, 1997, the Company amended certain terms and conditions of its revolving credit facilities. Under the amended terms and conditions, the Company's debt covenants will be reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facilities. In addition, the borrowings may exceed the 65% limit of eligible inventory not to exceed $3.5 million, between October 1, 1997 and October 31, 1997 and $1.75 million commencing November 1, 1997 through and including December 15, 1997. Such excess borrowings will bear interest at an interest rate of prime plus 3% per annum.

         At November 1, 1997, the Company's estimation of cash flows that determine the timing and amounts of payments of certain subordinated debt were the same as estimated for
                                      F-7

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued

         February 1, 1997. Consequently, there were no adjustments to the carrying value of such debt during the 39 weeks ended November 1, 1997 except for recurring amortization of debt discount.

(3)      Earnings per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS No. 128), which the Company will adopt for interim and annual periods ending after December 15, 1997. This Statement sets forth the basis for the computation of "basic" earnings per share and "dilutive" earnings per share from the previous method of computing both "primary" and "fully diluted" earnings per share. Early implementation of SFAS No. 128 is not permitted. However, had the Company applied SFAS No. 128, there would have been no difference between the loss per share reported under SFAS No. 128 and the loss per share reported on the accompanying consolidated statement of operations for the 13 weeks and 39 weeks ended November 1, 1997.

         The preferred stock and other common stock equivalents were not considered as converted because the calculation was anti-dilutive.

(4)      Provision for Income Taxes

         No provision for income taxes has been reflected in the accompanying consolidated statements of operations for the 13 weeks and 39 weeks ended November 1, 1997 and October 26, 1996 since the Company generated tax losses during these periods. Although such losses would increase the Company's net operating loss carry forwards (NOLs), realization of such NOLs is less than likely due to limitations on utilization of NOLs and the Company's history of losses. As a result, a full valuation allowance has been recognized against the net deferred tax assets arising from the increased NOLs and no benefit for income taxes is reflected in the accompanying consolidated statements of operations.

(5)      Dividends

         The Series B Junior Convertible, Exchangeable Preferred Stock pays no dividend through December 31, 2001. Beginning in 2002, the Company is obligated to pay a dividend to holders of the Series B Preferred Stock in the amount of $60 per share subject to increases of $20 per share every year thereafter until 2005 up to a maximum of $120 per share. The Company imputes dividends on the Series B Preferred Stock utilizing the effective interest method to provide a level yield until the permanent dividend of $120 per share is payable. The Company expects conversion prior to any actual payment of dividends, therefore the liability is zeroed to additional paid in capital. The accreted dividends therefore increase the carrying value of that part of the additional paid in capital attributable to the Series B Preferred Stock.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued

(6)      Reclassifications

         Certain reclassifications have been made to the February 1, 1997 amounts to conform to the November 1, 1997 presentation.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

General

Management's discussion of the results of operations provides analyses of the Company's operations during the 13 and 39 weeks ended November 1, 1997 and October 26, 1996.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of November 1, 1997 there were 168 stores in operation compared to 147 stores as of October 26, 1996.

13 Weeks Ended November 1, 1997 Compared to the 13 Weeks Ended October 26, 1996

Net sales were $77.3 million for the 13 weeks ended November 1, 1997 compared to $65.6 million for the 13 weeks ended October 26, 1996, an increase of $11.7 million, or 17.8%. Of the total increase, $13.0 million was attributable to the opening of new stores and expansion of existing stores offset by a $1.3 million, or 2.2%, decrease in comparable store sales.

Gross profit was $28.8 million for the 13 weeks ended November 1, 1997 compared to $23.3 million for the 13 weeks ended October 26, 1996, an increase of approximately $5.5 million. As a percentage of sales, gross profit was 37.3% for the 13 weeks ended November 1, 1997 compared to 35.5% for the 13 weeks ended
October 26, 1996. The increase in the gross profit margin is primarily attributable to a higher markup partially offset by a higher markdown and increased shrink.

Selling and administrative expenses were $25.5 million for the 13 weeks ended November 1, 1997 compared to $21.6 million for the 13 weeks ended October 26, 1996, an increase of approximately $3.9 million. As a percentage of sales, selling and administrative expenses decreased to 32.9% for the 13 weeks ended November 1, 1997 from 33.0% for the 13 weeks ended October 26, 1996. The decrease as a percentage of sales is primarily due to closure of the Company's New York office partially offset by higher occupancy, store operating and preopening costs.

Amortization of excess of cost over net assets acquired was $0.4 million for the 13 weeks ended November 1, 1997 compared to $0.5 million for the 13 weeks ended October 26, 1996. The decrease is a result of the write-down in the carrying value of excess of cost over net assets acquired disclosed in the consolidated financial statements for the fiscal year ended February 1, 1997.

Interest expense was $1.4 million for the 13 weeks ended November 1, 1997 and $1.3 million for the 13 weeks ended October 26, 1996. The increase of $0.1 million was attributable primarily to increased debt discount amortization arising from changes in the projected timing and payment of the reorganization securities of General Textiles.

The net income applicable to common stock was $0.1 million for the 13 weeks ended November 1, 1997 compared to a net loss of $1.0 million for the 13 weeks ended October 26, 1996. The increase in net income for the 13 weeks ended November 1, 1997 is a result of the operating factors cited above offset by accreted dividends of $0.7 million on the Series B Preferred Stock.

39 weeks Ended November 1, 1997 Compared to the 39 weeks Ended October 26, 1996

Net sales were $207.1 million for the 39 weeks ended November 1, 1997 compared to $172.9 million for the 39 weeks ended October 26, 1996, an increase of $34.2 million. This increase in sales was attributable to the opening of new stores and expansion of existing stores offset by a $0.5 million, or 0.3% decrease in comparable store sales.

Gross profit was $73.0 million for the 39 weeks ended November 1, 1997 compared to $62.0 million for the 39 weeks ended October 26, 1996, an increase of $11.0 million, or 17.7%. As a percentage of sales, gross profit was 35.2% for the 39 weeks ended November 1, 1997 compared to 35.9% for the 39 weeks ended October 26, 1996. The decrease in the gross profit margin is primarily attributable to an increase in the markdown and shrink offset by a higher initial markup.

Selling and administrative expenses were $71.7 million for the 39 weeks ended November 1, 1997 compared to $58.0 million for the 39 weeks ended October 26, 1996, an increase of $13.7 million. As a percentage of sales, selling and administrative expenses increased to 34.6% for the 39 weeks ended November 1, 1997 from 33.6% for the 39 weeks ended October 26, 1996. The increase in selling and administrative expenses as a percentage of sales was primarily attributable to a $1.8 million charge in the 2nd quarter for payments due under an employment contract related to the resignation of the Company's President and Chief Executive Officer and increased preopening costs. Savings from the closure of the Company's New York office has been offset by higher store labor costs (due to increases in the minimum wage) and store operating costs.

Amortization of excess of cost over net assets acquired was $1.2 million for the 39 weeks ended November 1, 1997 compared to $1.4 million for the 39 weeks ended October 26, 1996. The decrease is a result of the write-down in the carrying value of excess of cost over net assets acquired disclosed in the consolidated financial statements for the fiscal year ended February 1, 1997.

Interest expense was $4.0 million for the 39 weeks ended November 1, 1997 compared to $3.6 million for the 39 weeks ended October 26, 1996. The increase of $0.4 million was attributable primarily to increased debt discount amortization arising from changes in the projected timing and payment of the reorganization securities of General Textiles.

For loss periods, such as those presented in this Form 10-Q, the Company's preferred stock is assumed not converted and the related dividends are added to the loss for purposes of loss per share calculation. The increased loss for the 39 weeks ended November 1, 1997 is a result of the operating factors cited above and by accreted dividends of $2.0 million on the Series B Preferred Stock.

Liquidity and Capital Resources

Family Bargain Corporation

As of November 1, 1997, Family Bargain Corporation (the "Parent") had outstanding indebtedness in the principal amount of $2.6 million, no material change from its debt obligations at February 1, 1997. The entire $2.6 million outstanding principal amount is due during the next twelve months.

Distributions of cash from General Textiles and Factory 2-U, (the "Operating Subsidiaries") to the Parent company to pay Parent company debt service obligations and preferred stock dividends for the Series A 9 1/2% Convertible
Preferred Stock (the "Series A Preferred Stock") (if declared) and certain administrative expenses are limited under a plan of reorganization and certain debt agreements of the Operating Subsidiaries. Permitted cash payments from General Textiles include payments pursuant to a tax sharing agreement, certain subordinated debt of General Textiles (which the Parent holds), and a management agreement. Permitted cash payments by Factory 2-U to the Parent are limited to payments pursuant to a management agreement and a guaranty fee agreement. Management believes that permitted cash flows to the Parent company will be adequate to finance its administrative expenses and meet the obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the Company to make dividend payments on its Series A Preferred Stock as they become due will be dependent on the results of operations of the Company. To date the Company has used its borrowing facilities to fund dividend payments.

General Textiles

General Textiles  finances its operations  through credit provided by suppliers,
amounts  borrowed  under  its  $35.0  million   revolving  credit  facility  and
internally generated cash flow.

At November 1, 1997, General Textiles was obligated to non-affiliate holders of its subordinated notes and reorganization securities in the face amount of $22.9 million with a carrying value of $12.5 million, of which management estimates principal payments in the amount of approximately $1.3 million will be paid in the next twelve months.

As of November 1, 1997, General Textiles had $19.2 million outstanding and $7.8 million available to borrow under its revolving credit facility.

Effective September 24, 1997, the Company amended certain terms and conditions of its revolving credit facility. Under the amended terms and conditions, the covenants will be reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facility. In addition, the borrowings may exceed the 65% of eligible inventory not to exceed $3.5 million, between October 1, 1997 and October 31, 1997 and $1.75 million commencing November 1, 1997 through and including December 15, 1997. Such excess borrowings will bear interest at an interest rate of prime plus 3% per annum.

Factory 2-U

Factory 2-U finances its operations through credit provided by suppliers, amounts borrowed under its revolving credit facility and internally generated cash flow. Effective June 2, 1997, Factory 2-U, amended its agreement with its working capital lender to increase its revolving credit facility to $15.0 million from $10.0 million, with advances limited to 65% of eligible inventory (as defined), an interest rate of prime plus 3/4% per annum and an expiration date (subject to annual one year extensions) of November 1999.

As of November 1, 1997, Factory 2-U had $8.0 million outstanding and $2.0 million available to borrow under its revolving credit facility.

Effective September 24, 1997, Factory 2-U amended certain terms and conditions of its revolving credit facility. Under the amended terms and conditions, the covenants will be reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facility.

Capital Expenditures

The Company's planned future capital expenditures include costs to open new Family Bargain Center and Factory 2-U stores, to renovate and/or relocate existing stores, to expand its central administrative and distribution facilities and to upgrade its information systems. Management believes that future expenditures will be financed from internal cash flow and the General Textiles and Factory 2-U revolving credit facilities. Through November 1, 1997 the Company has spent approximately $6.1 million on capital expenditures. The Company anticipates spending approximately $1.9 million during the remainder of the current fiscal year.

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

At November 1, 1997, the Company's total net deferred income tax assets, a significant portion of which relates to NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

Cautionary Statement Regarding Forward-Looking Information

Statements, other than those based on historical facts, which address activities, events or developments that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions that affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and other factors affecting the Company's business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is at all times subject to pending and threatened legal actions, which arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.    Changes in Securities
                  None.

Item 3.     Defaults Upon Senior Securities
                  None.

Item 4.    Submission of Matters to a Vote of Security Holders
                  None.

Item 5.    Other Information
                  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1     Amendment  No.  7 to Loan and  Security  Agreement,  dated  as of  September  24,  1997,  between Factory 2-U and Finova
                  Capital Corporation (7 pages)
         10.2     Amendment  No.  10 to Loan and  Security  Agreement,  dated as of  September  24,  1997,  between General Textiles and Finova
                  Capital Corporation (10 pages)
         10.3     Acknowledgment   and  Reaffirmation   (Re:   Affiliate  Debt,
                  Management  Fees,   Intercreditor Agreement),  dated as of
                  September  24,  1997,  between  Family  Bargain  Corporation and Finova Capital Corporation (2 pages)
         10.4     Separation  Agreement,  dated August 1, 1997, between Family
                  Bargain Corporation and William W. Mowbray (9 pages)
         11.1     Computation of per share loss (1 page)
         27       Financial Data Schedule (1 page)

(b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FAMILY BARGAIN CORPORATION

Date: November 24, 1997




By:    /s/  Jonathan W. Spatz
       Name:  Jonathan W. Spatz
       Title: Executive Vice President and Chief Financial Officer
              (duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number  Description                                                       Page

10.1    Amendment No. 7 to Loan and Security Agreement, dated as         11 - 17
        of September 24, 1997, between Factory 2-U and Finova
        Capital Corporation (7 pages)

10.2    Amendment No. 10 to Loan and Security Agreement, dated as        18 - 27
        of  September 24, 1997, between General Textiles and Finova
        Capital Corporation (10 pages)

10.3    Acknowledgment and Reaffirmation (Re: Affiliate Debt,            28 - 29
        Management Fees, Intercreditor Agreement), dated as of
        September 24, 1997, between Family Bargain Corporation and
        Finova Capital Corporation (2 pages)

10.4    Separation Agreement, dated August 1, 1997, between              30 - 38
        Family Bargain Corporation and William W. Mowbray (9 pages)

11.1    Computation of per share loss (1 page)                                39
27      Financial Data Schedule (1 page)                                      40

                                      -10-