Form 10-K
period 1998-01-31
FAMILY BARGAIN CORP
filed 1998-05-01
CIK 813775

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
     (Mark One)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For fiscal period ended January 31, 1998 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the transition period to__________

                         Commission File number 0-16309

                           FAMILY BARGAIN CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                               51-0299573
      (State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
       Incorporation or Organization)

                                4000 Ruffin Road
                           San Diego, California 92123
                   (Address of Principal Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (619) 627-1800

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered
  Common Stock, $0.01 par value                    None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

      Series A 9 1/2% Cumulative Convertible Preferred Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or fore such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                  YES X NO ___

At April 17, 1998 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $12,336,000.

At April 17, 1998 the Registrant had outstanding 4,929,122 shares of Common Stock, $0.01 par value per share.

                                 FORM 10-K INDEX


                                     PART I
Item 1.  Business                                                             3
Item 2.  Properties                                                           8
Item 3.  Legal Proceedings                                                    8
Item 4.  Submission of Matters to a Vote of Security Holders                  8




                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                             9
Item 6.  Selected Financial Data                                             11
Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                           12
Item 8.  Financial Statements and Supplementary Data                         22
Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            23



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 24
Item 11.  Executive Compensation                                             24
Item 12.  Security Ownership of Certain Beneficial Owners and Management     24
Item 13.  Certain Relationships and Related Transactions                     24



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.   25

                                     PART I

Item 1.  Business

THE COMPANY

Through its wholly-owned subsidiaries, General Textiles and Factory 2-U, Inc. ("Factory 2-U"), Family Bargain Corporation (the "Company"), at January 31, 1998, operated 166 off-price retail apparel and home goods stores under the names Family Bargain Center and Factory 2-U in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington. The Company acquired General Textiles in 1993, while General Textiles was operating under Chapter 11 of the U.S. Bankruptcy Code. The Company purchased Factory 2-U in November 1995.

The Company's 127 Family Bargain Center and 39 Factory 2-U stores sell primarily first quality, in-season clothing for men, women and children and home goods at retail prices which generally are lower than the prices of competing discount and regional off-price stores. The Company's stores sell merchandise at bargain prices by purchasing in-season, excess inventory and close-out merchandise at substantially discounted wholesale prices and by setting retail prices which pass along the savings to customers.

Typical customers of the Company's stores are low-income families, including agricultural, service and other blue-collar workers, a significant portion of whom are of Hispanic origin or members of other ethnic groups. The Company's store merchandising selection, everyday low price strategy and store format are designed to reinforce the concept of value and enhance the customers' shopping experience while maximizing inventory turns.

Family Bargain Centers, which average 11,950 square feet, and Factory 2-U stores, which average 17,357 square feet, are designed in a self-service format that affords easy access to merchandise displayed on bargain tables, hanger racks and open shelves. Stores are stocked with new merchandise at least weekly. Prices are clearly marked, often with a comparable retail price. Most stores display signs in English and Spanish and are staffed with bilingual personnel. The playing of locally popular music, the use of brightly colored pennants and occasional festive outdoor promotions enhance store atmosphere.

OPERATIONS

Operating Strategy

The Company seeks to be the leading off-price apparel and home goods retailer to lower income customers in the markets it serves. The major elements of its operating strategy include:

Provide First Quality Merchandise at Bargain Prices: The Company's stores sell first quality merchandise at bargain prices by purchasing in-season, excess inventory and close-out merchandise at substantially discounted wholesale prices and by setting retail prices which pass along the savings to customers.

Target Under-Served MarketSegments, Including the Hispanic Market: The Company's stores target customers who are under-served in many markets. Typical customers are low-income families, including agricultural, service and other blue collar workers, a significant portion of whom are of Hispanic origin or members of other ethnic groups. The Company's store merchandise selection is a product of purchasing and marketing programs tailored to the purchasing patterns of customers in each store.

Maximize Inventory Turns: General Textiles and Factory 2-U emphasize inventory turn in their merchandise and marketing strategies. Merchandise presentation, an everyday low price strategy, frequent store deliveries, and advertising programs all target rapid inventory turn, which management believes leads to increased profits and efficient use of capital.

Low Operating Costs: The Company's stores maintain low operating costs primarily through their self-service formats, use of part-time labor, selection of suitable locations with low rental expenses and an overall focus on cost controls.

Expansion Plans

Opening of New Stores: The Company plans to increase its store count by 3 to 169 stores in the fiscal year ending January 30, 1999 (fiscal 1998). The new stores will be opened in markets in which the Company currently operates. During fiscal 1997, the Company opened 23 new stores and closed 7 stores. During the period from January 31, 1998 through April 4, 1998, four stores closed and no new stores were opened. Average store opening expenses for equipment, fixtures, leasehold improvements and preopening costs are approximately $195,000. Average initial inventory for a new store is approximately $275,000. Generally, during the two to three month grand opening period, a new store achieves sales in excess of sales of an average comparable mature store and, within six months, generates sales consistent with comparable mature store levels.

Renovation and Relocation Program: The Company plans to renovate and relocate stores; relocation will be considered as superior sites become available in their markets. Store renovations generally include installing new fixtures, redesigning layouts and refurbishing floors and walls. The cost to renovate or relocate a store is approximately $50,000. During fiscal 1997, the Company renovated twenty stores and relocated one store.

Customers

The Company's primary customers are families with annual household income of under $25,000, many of whom are employed in the agricultural sector or are blue-collar workers. A significant portion of the Company's customers is of
Hispanic origin or members of other minority ethnic groups including African-Americans, Asians and Native Americans. The Company estimates, that approximately 50% to 55% of its customers are of Hispanic origin. According to the U.S. Bureau of the Census, the Hispanic population in the states where the Company's stores are located (Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington) grew from 5.7 million in 1980 to 9.4 million in 1990, a 65% increase. The overall population for these states grew by 24% in the same period. The Hispanic population in the states where the Company's stores are located is projected to grow by 25%, from 10.6 million to 13.2 million, in the period from 1993 to 2000 (according to the U.S. Bureau of the Census). The overall population for these states is projected to grow by 12% in the same period. The Census projections through 2020 reflect the Hispanic population in these states continuing to grow at approximately twice the rate of the total population.

Purchasing

The Company purchases merchandise from domestic manufacturers, jobbers, importers and other vendors. Payment terms are typically net 30 days. The 10 largest vendors supply approximately 12% of the Company's merchandise. The Company continually adds new vendors and does not maintain long-term or exclusive purchase commitments or agreements with any vendor. The Company has generally not had difficulty locating and purchasing appropriate apparel for its stores. Management believes that there are a substantial number of additional sources of supply of first quality, off-price apparel goods and expects that it will be able to meet its increased inventory needs as the Company grows. The Company's general merchandise manager, merchandise managers and buyers, who average over 10 years of apparel and home goods industries experience, seek to purchase in-season goods and first-run and last-run merchandise at substantial discounts to normal wholesale pricing.


In-Season Goods. Unlike traditional department stores and discount retailers, which primarily purchase merchandise in advance of the selling season (for example, back-to-school clothing is purchased by March), the Company purchases approximately 70% of its merchandise in-season.

In-season purchases generally represent closeouts of vendors' excess inventories remaining after the traditional wholesale selling season and are often created by other retailers' order cancellations. Such merchandise is typically available at prices below wholesale. Management believes that such in-season buying practices are well suited to the Company's customers, who tend to make purchases on an as-needed basis later into a season. The Company's in-season buying practice is facilitated by its ability to process and ship merchandise through its distribution center to its stores, usually within two or three days of receipt from the vendor, and to process a large number of relatively small purchase orders. Management believes that General Textiles and Factory 2-U are desirable customers for vendors seeking to liquidate inventory because they can take immediate delivery of large quantities of in-season goods. Furthermore, the Company rarely requests markdown concessions, advertising allowances or special shipping and packing procedures, insisting instead on the lowest possible price.

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

Merchandising and Marketing

The Company's merchandise selection, pricing practices and store formats are designed to reinforce the concept of value and maximize customer enjoyment of the shopping experience. The Company's stores offer their customers a diverse selection of primarily first quality, in-season merchandise at prices which generally are lower than those of competing discount and regional off-price stores in their local markets. Nearly all of their merchandise carries brand name labels, including nationally recognized brands. The Company uses an everyday low price strategy. For the Family Bargain Center chain, women's and children's apparel each account for approximately 30% of sales, men's apparel accounts for approximately 25% of sales, with the remainder, approximately 15%, consisting of footwear, domestic items, home goods and toys. For the Factory 2-U chain, men's, women's and children's apparel each account for approximately 20% of sales, domestic items account for approximately 22% of sales, with the remainder, approximately 18% of sales, consisting of footwear, home goods and toys.

The Company delivers new merchandise to its stores at least once per week to encourage frequent shopping trips by its customers and to maximize the rate of inventory turn. As a result of its purchasing practices, store inventory may not always include a full range of colors, sizes and styles in a particular item. Management believes, however, that price, quality and product mix is more important to the Company's customers than the availability of a specific item at a given time.

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

The Company's administrative headquarters receives daily store sales and inventory information from point-of-sale computers located at each of its stores. This data is reported by stock keeping unit (or "SKU"), permitting management to tailor purchasing and distribution decisions. A chain-wide computer network also facilitates communications between the administrative headquarters and stores, enabling management to provide store management with immediate pricing and distribution information.

The Company's stores are characterized by easily accessible merchandise displayed on bargain tables, hanger racks and open shelves, brightly colored pennants and signs and the playing of locally popular music. Prices are clearly marked, usually displayed in whole dollars. A comparative retail-selling price is often noted on price tags. Many stores display signs in English and Spanish and are staffed with bilingual store personnel. Stores have "gala" grand openings and, on occasion, feature outdoor sidewalk promotions with live music and other festive activities. The Company's major advertising vehicle is the use of a full-color print tab showing actual photos of its merchandise. Print media is delivered to the consumers in newspaper inserts and marriage-mail drops. Other advertising programs include radio, television and outdoor promotional activities.

The Company's stores emphasize customer satisfaction to develop customer loyalty and generate repeat sales. If a customer is not completely satisfied with any purchase, the Company's stores will make a full refund or exchange. Most sales are for cash, although checks and credit cards are accepted. The Company does not issue its own credit card, but does offer a layaway program. The layaway program is an important means for the Company's customers, many of who do not possess credit cards, to purchase goods over time.

Approximately 60% of the Company's sales occur in its third and fourth quarters, during the back-to-school (August and September) and Christmas (November and December) seasons. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Seasonality and Quarterly Fluctuations."

The Stores

As of April 4, 1998 the Company operated 162 stores located in seven western states. Stores are primarily located in rural and lower income suburban communities and, to a lesser extent, in metropolitan areas. Most stores are located in strip shopping centers, where occupancy costs are most favorable. As of January 31, 1998, the number of store locations was as follows:

                       Strip
State                  Center       Downtown       Other       Total
-----                  ------       --------       -----       -----
California                 71             15           6          92
Arizona                    29              4           0          33
Washington                  9              2           2          13
New Mexico                  8              0           1           9
Nevada                      7              0           0           7
Oregon                      7              0           1           8
Texas                       3              1           0           4
                          ---             --          --         ---
                          134             22          10         166
                          ===             ==          ==         ===

Family Bargain Centers range in size from 4,500 square feet to 34,846 square feet, averaging 11,950 square feet. Factory 2-U stores range in size from 8,064 square feet to 40,567 square feet, averaging 17,357 square feet. Management continually reviews the ability of stores to provide positive contributions to the Company's operating results and may elect to close stores that do not meet performance criteria. Costs associated with closing stores, consisting primarily of the recognition of remaining lease obligations and provisions to re-value assets to net realizable value, are charged to operations during the fiscal year in which the commitment is made to close a store.

The Company's stores typically employ one store manager, two assistant store managers, and seven to ten sales associates, most of whom are part-time employees. New store managers are trained in all aspects of store operations through a management-training program. Other store personnel are trained on site. The Company often promotes experienced assistant store managers to fill open manager positions.

The Company's store managers participate in a bonus plan in which they are awarded bonuses upon achieving plan objectives. The Company believes that the bonus program is an important incentive for its key employees, helps reduce employee turnover and lowers costs.

Management believes store opening and operating costs are low compared to those of similar retailers due to the selection of low rent store locations, a self-service format, use of basic fixtures and use of part-time employees whenever possible. The Company generally leases previously occupied sites on terms that it believes are more favorable than those available for newly constructed facilities. After signing a store lease, a store opening team prepares the store for opening by installing fixtures, signs, bargain tables, racks, dressing rooms, checkout counters, cash register systems and other items. The district manager and store manager arrange the merchandise according to the standard store layout and train new personnel before and after the store is opened. The Company selects store sites based on demographic analysis of the market area, sales potential, local competition, occupancy expense, operational fit and proximity to existing store locations. Store opening preparations generally take up to two weeks.

The Company, General Textiles and Factory 2-U maintain commercial liability, fire, theft, business interruption and other insurance policies.

Competition

The Company operates in a highly competitive marketplace. The Company's stores compete with large discount retail chains such as Wal-Mart, K-Mart, Target and Mervyn's, and with regional off-price chains, such as MacFrugal's, some of which have substantially greater resources than the Company. They also compete with independent and small chain retailers and flea markets (also known as "swap meets") which serve the same low and low-middle income market as the Company. Management believes that the principal competitive factors in the Company's markets are price, quality and site location and that the Company is well positioned to compete on the basis of these factors.

Employees

As of April 4, 1998 the Company employed 3,023 people, of whom 2,773 were store employees and store field management (1,760 of whom were part-time), 192 were executives and administrative employees and 58 were warehouse employees. None of the Company's employees is subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Trademarks

Except for the trade names "Family Bargain Center" and "Factory 2-U", which are federally registered trademarks, the Company, General Textiles and Factory 2-U do not use any other material trademarks.The Company is not aware of any infringing uses that could materially impair the use of its trademarks.

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

Item 2. Properties

As of April 4, 1998 the Company operated 162 retail stores located in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington, under various operating leases with third parties. The leases are separately negotiated and are generally not uniform. The store locations include strip centers, downtown business districts, and stand alone sites. Typical lease terms are for five years with renewal options in five year increments. Approximately two-thirds of the leases are "triple net leases" under which the Company is required to reimburse landlords for insurance, real estate taxes and common area maintenance costs. Some leases require the Company to pay a minimum monthly rent and a percentage of sales in excess of a certain sales level. The current estimated annual rent expense for the 166 stores open at January 31, 1998 is approximately $17.3 million.

The Company's headquarters are located in a 269,000 square foot facility at 4000 Ruffin Road, San Diego, California. This facility consists of 37,000 square feet of office space, an 8,000 square foot retail store and a 224,000 square foot warehouse and distribution center. This facility is leased for a term of 12 years expiring in September 2005. The lease provides for annual base rent at an average of approximately $1.5 million over the lease term.

Item 3. Legal Proceedings

The Company is at all times subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock and Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") are quoted on the Nasdaq SmallCap Market. The table below sets forth certain information with respect to the high and low closing bid prices (rounded to the nearest hundredth) of the Company's Common Stock and Series A Preferred Stock during the years ended January 31, 1998 (fiscal 1997) and February 1, 1997 (fiscal 1996), and the subsequent interim period, as quoted by Nasdaq. These quotations represent inter-dealer prices without retail markups, markdowns or commissions and may not be representative of actual transactions.

                                                                 SERIES A
                                          COMMON STOCK        PREFERRED STOCK
                                          High     Low        High      Low
Fiscal 1996
First Quarter                            $3.22    $1.56       $8.50    $5.63
Second Quarter                           $3.13    $1.75       $8.38    $6.88
Third Quarter                            $2.56    $1.38       $7.44    $6.75
Fourth Quarter                           $2.34    $1.31       $8.38    $6.13

Fiscal 1997
First Quarter                            $3.09    $2.00       $9.38    $7.75
Second Quarter                           $2.75    $1.63       $9.00    $8.00
Third Quarter                            $1.94    $0.50       $8.44    $6.69
Fourth Quarter                           $1.75    $1.00`      $7.94    $6.25
Fiscal Year Ending January 30, 1999
First Quarter (through April 17 , 1998)  $3.09    $1.28       $9.63    $7.13

The closing bid prices of the Common Stock and the Series A Preferred Stock on April 17, 1998 as reported on the Nasdaq SmallCap Market were $3.09 per share and $9.63 per share, respectively.

As of January 31, 1998, the number of record holders of Common Stock and Series A Preferred Stock were approximately 341 and 88, respectively. These numbers do not include an indeterminate number of stockholders whose shares are held by financial institutions in "street name." The Company has estimated beneficial holders of its Common Stock to be more than 3,000 and the beneficial holders of its Series A Preferred Stock to be more than 350.

The Company paid quarterly dividends on its Series A Preferred Stock aggregating $3.5 million for fiscal 1997. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The declaration and payment of any cash dividends on its Common Stock in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and cash requirements.

On February 20, and March 13, 1997, the Company issued 5,000 and 4,600 shares, respectively, of its Series B Junior Convertible, Exchangeable Preferred Stock (the "Series B Preferred Stock") for aggregate proceeds of $9.6 million. On March 20, 1997 and June 16, 1997, the Company issued 1,865 and 250 shares, respectively, of Series B Preferred Stock to certain members of management in return for $2.1 million aggregate principal amount of full-recourse notes collateralized by the stock. Each of the issuances was made in reliance on the exemption from the registration requirement of the Securities Act of 1933, as amended contained in Section 4(2) of that Act for a "transaction by an issuer not involving any public offering."

Although the Series B Preferred Stock is entitled to participate in any dividends paid to holders of the Company's common stock, it is not entitled to a preferential dividend until January 2002. Beginning in 2002, the Company is obligated to pay a dividend to holders of the Series B Preferred Stock in the amount of $60 per share subject to increases of $20 per share every year thereafter until 2005 up to a maximum of $120 per share. Annual cash dividends may be required prior to 2002 or in amounts greater than otherwise required prior to or after 2002 in the event the Company defaults on its revolving credit facilities or declares a dividend on its common stock.

The Company recorded non-cash dividends on the Series B preferred stock using the effective interest method to recognize the dividend ratably over the estimated period in which the Series B preferred stock will be outstanding. For fiscal 1997, such accreted dividends totaled approximately $2.7 million. See
Note 11 to Financial Statements.

Item 6. Selected Financial Data

Set forth below are selected financial data for the Company and its subsidiaries. In January 1994, the Company changed its fiscal year end to the Saturday closest to January 31 to conform its fiscal year end to that of General Textiles. All of the selected financial data, except for Operating Data, are derived from audited financial information. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data."

                                                               Fiscal Year Ended
                                        ----------------------------------------------------------------
                                        January 31,  February 1,   January 27,  January 28,  January 29,
                                           1998        1997(2)        1996         1995        1994(1)
                                              (in thousands, except per share and operating data)
Statement of Operations Data
----------------------------
Net sales                                $ 300,592    $ 252,165     $ 179,820    $ 146,520     $ 96,496
Operating income (loss)                      5,097      (27,939)        5,153        2,608        4,547
Income (loss) from continuing operations      (129)     (36,564)        1,478         (354)       1,113
Net income (loss)                             (129)     (37,390)          978        2,656        1,882
Dividends on series A preferred stock        3,456        3,509         3,040        2,030          200
Dividends on series B preferred stock        2,661            -             -            -            -
Net income (loss) applicable to             (6,246)     (40,899)       (2,062)         626        1,682
  common stock
Weighted average shares outstanding          4,901        4,507         4,006        4,008        3,070
Net income (loss) from continuing
  operations applicable to common stock      (1.27)       (8.89)        (0.39)       (0.59)        0.30
Net income (loss) per common share(3)        (1.27)       (9.07)        (0.51)        0.16         0.55
Diluted net income (loss)
  per common share(3)                        (1.27)       (9.07)        (0.51)        0.07         0.47

Operating Data
--------------
Number of stores                               166          150           131           97           81
Total selling square footage             1,788,000    1,567,000     1,367,000      867,000      702,000
Sales per square foot                          180          172           161          187          133
Comparable store sales growth                  3.4%         5.3%          2.8%         0.9%        17.2%

Balance Sheet Data
------------------
Working capital (deficit)               $   (2,749)   $     248       $ 4,314     $ 10,098      $ 5,731
Total assets                                84,817       80,669        87,152       59,905       52,279
Long-term debt and revolving credit notes,
   including current portion                29,076       37,894        30,120       17,267       30,491
Stockholders' equity                        17,218       11,208        27,717       29,812       10,089

Notes to Selected Financial Data
(1)     39 weeks.
(2)     53 weeks.
(3) In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The statement specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) and diluted earnings per share (DEPS). The statement requires retroactive adoption for all prior periods presented.

Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and "Financial Statements and Supplementary Data."

General

During the past two fiscal years, a number of events occurred which have had a significant impact on the financial condition of the Company and its subsidiaries. In January 1997, an investment group (the "TCR Investors") advised by Three Cities Research, Inc. ("TCR") obtained a controlling equity interest, approximately 79% after all Series B transactions, in the Company when the TCR Investors acquired all of the Common and Series A Preferred Stock held by the former chairman, vice chairman and chief executive officer of the Company (the "Former Executives") and the Company issued 22,000 shares of newly authorized Series B Preferred Stock to the TCR Investors (the "1997 Private Placement"). Subsequent to the close of fiscal 1996, the Company issued an additional 11,715 shares of the Series B Preferred stock to TCR Investors, directors and management of the Company. The Series B Preferred Stock has voting rights equivalent to the number of common shares into which it is convertible.

In connection with the change in control, three former directors resigned from the Board of Directors and three managing directors of TCR were appointed to serve on the Company's Board. The person then serving as President and Chief Executive Officer of General Textiles and Factory 2-U, who was a director of the Company, was appointed President and Chief Executive Officer of the Company. In February 1997, the Company's Board of Directors elected three new directors, one of whom was elected Chairman of the Board of Directors. In August 1997, the President and Chief Executive Officer of the Company entered into a separation agreement and resigned from all positions with the Company (the "Former
President and CEO"). In March 1998 the Company appointed a new President and Chief Executive Officer of General Textiles and Factory 2-U, and he was elected a member of the Board of Directors of the Company.

During fiscal 1997, the Company shifted its focus from expanding its store base to improving the operating performance of existing stores. The Company expects to devote substantially all of fiscal 1998 to continuing to improve operating results and upgrading its information systems.

Results of Operations

The Company defines its fiscal year by the calendar year in which most of the activity occurs (e.g. the year ended January 31, 1998 is referred to as fiscal
1997). The following table sets forth selected statement of operations data expressed as a percentage of net sales for the period indicated:

Fiscal year                                  1997          1996           1995
--------------------------------------------------------------------------------
Net sales                                   100.0%        100.0%         100.0%
Cost of sales                                64.9          67.8           65.2
                                            ------------------------------------
   Gross profit                              35.1          32.2           34.8

Selling and administrative expenses          32.1          34.8           31.2
Amortization of intangibles                   0.7           0.8            0.8
Unusual charges                               0.6           3.6              -
Provision for goodwill impairment               -           3.3              -
Write off of deferred offering costs            -           0.8              -
                                           -------------------------------------
   Operating income (loss)                    1.7        (11.1)            2.8

Interest expense                              1.7           3.4            2.0
                                           -------------------------------------
Income (loss) from continuing operations
   before income taxes                       (0.0)        (14.5)           0.8

Income taxes                                    -             -              -

Discontinued operations,
   net of income tax benefit                    -          (0.3)          (0.3)
--------------------------------------------------------------------------------
   Net income (loss)                          0.0         (14.8)           0.5
   Preferred dividends                       (2.1)         (1.4)          (1.7)
                                           -------------------------------------
   Net loss applicable to common stock       (2.1%)       (16.2%)         (1.2%)
--------------------------------------------------------------------------------

Fiscal 1997 Compared to Fiscal 1996

Fiscal 1997 was a 52 week year and fiscal 1996 was a 53 week year. For purposes of determining comparable store sales, fiscal 1996 was adjusted to reflect a comparable 52 week year. As of January 31, 1998, the Company operated 166 stores compared to 150 as of February 1, 1997.

Net sales were $300.6 million for fiscal 1997 compared to $252.2 million for fiscal 1996, an increase of $48.4 million. Comparable store sales increased $7.7 million, or 3.4%, in fiscal 1997, while new and noncomparable (open for less than one year) stores generated $40.7 million of sales.

Gross profit was $105.6 million for fiscal 1997 compared to $81.3 million in fiscal 1996, an increase of $24.3 million. The increase in gross profit was due to the opening of new stores, an increase in comparable store sales and an increase in gross profit as a percentage of sales. As a percentage of sales, gross profit was 35.1% in fiscal 1997 compared to 32.2% in fiscal 1996. The increase in gross profit as a percentage of sales was a result of a lower inventory shrinkage and higher initial markups in fiscal 1997 compared to fiscal 1996.

Selling and administrative expenses were $96.5 million for fiscal 1997 compared to $87.8 million for fiscal 1996, an increase of $8.7 million. As a percentage of sales, selling and administrative expenses were 32.1% for fiscal 1997 compared to 34.8% in fiscal 1996. The decrease in selling and administrative expenses as a percentage of sales was primarily attributable to moving the Company's executive offices from New York City to San Diego and economies associated with increased sales volume.

Amortization of intangibles consists of amortization of excess of cost over net assets acquired and agreements not to compete. The noncompete agreements are the result of two transactions discussed in the following paragraph.

In January 1997, the Former Executives entered into an agreement not to compete with the Company until June 2000 in return for $1.8 million in secured promissory notes that were paid in January 1998. In August 1997, the Former President and CEO entered into an agreement not to compete with the Company until January 2001 in return for payments totaling $970,000.

The Company recognized unusual charges to operations in the aggregate amount of $1.8 million in fiscal 1997 and $9.2 million during fiscal 1996. The fiscal 1997 amount pertains to the separation from the Company of the Former President and CEO, whereas the fiscal 1996 charges relate to terminating contracts with the Former Executives, former directors and consultants and closure of the former executive offices in New York City in connection with the change in control.

Interest expense was $5.2 million in fiscal 1997 compared to $8.6 million for fiscal 1996, a decrease of $3.4 million. The decrease was attributable to decreases in the amortization of debt discount related to the Bankruptcy Debt of General Textiles (see Liquidity and Capital Resources - Bankruptcy Debt of General Textiles).

There were no discontinued operations in fiscal 1997 compared to a loss from discontinued operations of $0.8 million in fiscal 1996.

The net loss before dividends was $0.1 million in fiscal 1997 compared to a net loss before dividends of $37.4 million in fiscal 1996. Total dividends were $6.1 million in fiscal 1997 and $3.5 million in fiscal 1996. In fiscal 1997 non-cash dividends on the Series B preferred stock were $2.6 million, while there were no Series B preferred stock dividends in fiscal 1996. The net loss applicable to common stock was $6.2 million in fiscal 1997 compared to a net loss applicable to common stock of $40.9 million in fiscal 1996.

Fiscal 1996 Compared to Fiscal 1995

Fiscal 1996 was a 53 week year and fiscal 1995 was a 52 week year. For purposes of determining comparable store sales, fiscal 1996 was adjusted to reflect a comparable 52 week year. As of February 1, 1997, the Company operated 150 stores compared to 131 as of January 27, 1996.

Net sales were $252.2 million for fiscal 1996 compared to $179.8 million for fiscal 1995, an increase of $72.4 million. Of the increase, $41.5 million was attributable to the inclusion of Factory 2-U sales for a full year in fiscal 1996 compared to only 11 weeks in fiscal 1995, $7.7 million was due to increases in comparable store sales, $3.3 million was attributable to a 53rd week in fiscal 1996 and the remaining $19.9 million increase in sales was due to new and noncomparable (open for less than one year) stores.

Gross profit was $81.3 million for fiscal 1996 compared to $62.6 million for fiscal 1995, an increase of $18.7 million. Of the total increase, $15.4 million was attributable to the inclusion of a full year of Factory 2-U sales for fiscal 1996 as compared to only 11 weeks for fiscal 1995. The remaining increase in gross profit was due to the opening of new stores, an increase in comparable store sales, the additional week in fiscal 1996, all net of a decrease in gross profit as a percentage of sales. As a percentage of sales, gross profit was 32.2% in fiscal 1996 compared to 34.8% in fiscal 1995. The decrease in gross profit as a percentage of sales was a result of increased markdown activity, increased inventory shrinkage and the establishment of a markdown allowance related to parking lot sale inventory to be liquidated in the first half of fiscal 1996.

Selling and administrative expenses were $87.8 million for fiscal 1996 compared to $56.1 million for fiscal 1995, an increase of $31.7 million. Of the total increase, $14.4 million was attributable to the inclusion of a full year of operations for Factory 2-U in fiscal 1996 compared to 11 weeks of activity in fiscal 1995. As a percentage of sales, selling and administrative expenses were 34.8% in fiscal 1996 compared to 31.2% in fiscal 1995. The increase in selling and administrative expenses as a percentage of sales was attributable to increases in salaries and wages, an increase in store closing and opening expenses and an increase in expenses of the former New York office. The increase in salaries and wages was due to the increase in the minimum wage during the latter part of fiscal 1996 and an increase in corporate wages as the Company increased its staff to accommodate anticipated additional growth. The increase in store closing and opening expenses arose from a $1.5 million charge taken at the end of fiscal 1996 to provide an allowance for stores that were identified for closing and to write-off $0.5 million in capitalized store preopening costs. Expenses related to the former New York office were $3.6 million, exclusive of unusual and closure charges, in fiscal 1996 compared to $1.8 million in fiscal 1995, an increase of $1.8 million. The Company closed the New York City office in January 1997 when it moved its executive offices to San Diego, CA.

The Company recognized unusual charges to operations in the aggregate amount of $9.2 million during fiscal 1996 related to the termination of employment and benefit contracts of the Former Executives, the accrual of future lease payments on its former executive offices in New York City and costs to cancel contracts with consultants and former directors that were not expected to provide value to the Company in the future.

The Company recognized a charge to operations in the amount of $8.4 million during fiscal 1996 when it determined that the goodwill arising from its acquisition of Factory 2-U was impaired.

The Company recognized a charge to operations in the amount of $1.9 million in fiscal 1996 arising from the write-off of capitalized costs related to a public offering of securities that was withdrawn. In lieu of the withdrawn offering, the Company completed the private placement with the TCR Investors.

Interest expense was $8.6 million in fiscal 1996 compared to $3.7 million for fiscal 1995, an increase of $4.9 million. Of the increase, $2.8 million was attributable to increases in the amortization of debt discount related to the Bankruptcy Debt (as defined below) of General Textiles. The remaining $2.1 million increase was attributable to increased debt arising from expansion of the Company, including the financing of Factory 2-U for a full fiscal year as compared to only two and one half months in the prior fiscal year.

Loss on disposal of discontinued operations was $0.8 million in fiscal 1996 compared to $0.5 million in fiscal 1995. In fiscal 1996, the Company determined that a consulting contract arising from the settlement of a lawsuit had no value. Accordingly, the Company charged all prepaid and future payments related to the consulting contract to discontinued operations.

The net loss before dividends was $37.4 million in fiscal 1996 compared to net income before dividends of $1.0 million in fiscal 1995. The net loss applicable to common stock was $40.9 million in fiscal 1996 compared to a net loss applicable to common stock of $2.1 million in fiscal 1995.

Liquidity and Capital Resources

The Company

General. The Company relies on payments from General Textiles and Factory 2-U to service the required principal, interest and dividend payments related to its debt and preferred stock and to pay operating costs and expenses. Such payments from General Textiles include payments to the Company pursuant to a Tax Sharing Agreement (defined below), debt service arising from certain subordinated debt of General Textiles (which the Company owns pursuant to purchases from third parties), and a Management Agreement (the "GT Management Agreement"), as described below. General Textiles filed as part of its bankruptcy proceedings a plan of reorganization ("The Reorganization Plan"). The U.S. Bankruptcy Court confirmed it April 20, 1993. Debt securities issued under the Reorganization Plan prohibit the payment of dividends and other distributions by General Textiles to the Company. Payments by Factory 2-U to the Company are limited under the Factory 2-U Revolving Credit Facility to payments pursuant to a management agreement (the "Factory 2-U Management Agreement") and a debt guaranty agreement ("the Guaranty Fee Agreement").

Pursuant to the Reorganization Plan, the Company and General Textiles entered into the tax sharing agreement (the "Tax Sharing Agreement"). The Tax Sharing Agreement requires General Textiles to pay to the Company or to its affiliates, an amount equal to 80% of any federal income tax savings achieved by General Textiles' sharing in net tax losses arising from General Textiles filing its federal income tax return on a consolidated basis with the Company and its affiliates as opposed to filing a federal income tax return on an unconsolidated "stand-alone" basis. Likewise, the Tax Sharing Agreement also requires the
Company to pay to General Textiles 80% of any federal income tax savings accruing to the Company that arise from the filing of a consolidated federal income tax return. Payments or accruals to the Company or General Textiles under the Tax Sharing Agreement are made annually based on the estimated tax savings, if any. The payments or accruals under the Tax Sharing Agreement are intercompany transactions that are eliminated in consolidation, and have no effect on the consolidated financial position or results of operations. At January 31, 1998, the Company has significant net operating loss carryforwards ("NOLs") that may benefit General Textiles in future periods and result in General Textiles being required to make payments to the Company under the Tax Sharing Agreement. General Textiles experienced a tax loss for federal purposes in fiscal 1997 and therefore did not benefit from the Company's NOLs. Furthermore, a significant portion of the Company's NOLs are of limited use in the future because of Section 382 of the Internal Revenue Code, which limits the offsetting of NOLs against current taxable income following a change in control. Therefore, to the degree that General Textiles experiences tax losses in the future or has its own NOLs available to offset future taxable income, or to the degree there are limits on the availability of the Company's NOLs to offset future taxable income of General Textiles, payments to the Company pursuant to the Tax Sharing Agreement may be significantly limited.

At January 31, 1998, the Company owned an aggregate of $11.3 million face amount of General Textiles subordinated notes acquired from third party note holders in fiscal 1993 and 1994. General Textiles makes payments to the Company in accordance with the terms of the notes and the Reorganization Plan as described below.

The debt securities issued under the Reorganization Plan permit the payment of management fees and bonuses by General Textiles to the Company pursuant to the GT Management Agreement. Obligations for payments by General Textiles under the GT Management Agreement are subordinated to General Textiles' obligations under its revolving credit facility.

Management believes that the Company's sources of cash, including the cash received under the Tax Sharing Agreement, the Trade Subordinated Notes (defined below), the Company Subordinated Note (defined below), the GT Management Agreement, the F2U Management Agreement, and the Guaranty Fee Agreement will be adequate to finance its operations and meet obligations under its existing indebtedness as they become due for at least the next twelve months. The ability of the Company to make dividend payments on the Series A Preferred Stock as they come due will be dependent on the results of operations of the Company.

Obligations of the Company. As of January 31, 1998, the Company, exclusive of General Textiles and Factory 2-U, had outstanding indebtedness in the principal amount of $0.8 million.

The November 1995 acquisition of Factory 2-U was completed pursuant to a Stock Purchase Agreement between the Company and the former shareholders of Factory 2-U. The acquisition was financed in part by the issuance of certain notes payable. At January 31, 1998, the Company was obligated pursuant to two promissory notes: a $0.6 million term note with principal and accrued interest due in October 1998 and a $0.2 million installment note with principal and interest payable in quarterly installments until October 1998 (collectively, the "F2U Acquisition Notes"). The F2U Acquisition Notes bear interest at a rate of 8.75% per annum and are subject to penalties and adjustment in the event of failure to pay amounts when due.

In January 1996, the Company settled a lawsuit commenced in 1993 by former owners of Mandel-Kahn Industries, Inc. which was purchased by the Company in 1992. Under the settlement, the Company paid $1.2 million and entered into a five-year consulting agreement requiring an aggregate of $0.8 million in cash payments and issuance of 60,000 shares of Series A Preferred Stock. The Company remains obligated at January 31, 1998 to pay an aggregate of $0.4 million in monthly installments until January 2001.

Series A Preferred Stock. Dividends on the Series A Preferred Stock total $3.5 million per year based on the annual dividend rate of $0.95 per share and are payable quarterly if, as, and when declared by the Board of Directors.

1997 Private Placements of Series B Preferred Stock. On February 20, and March 13, 1997, the Company issued 5,000 and 4,600 additional shares, respectively, of its Series B Junior Convertible, Exchangeable Preferred Stock (the "Series B Preferred Stock") for aggregate proceeds of $9.6 million. Then, on March 20, 1997 and June 16, 1997, the Company issued 1,865 and 250 shares, respectively, of Series B Preferred Stock to certain members of management in return for $2.1 million in full-recourse notes collateralized by the stock. The Series B Preferred Stock has an increasing rate dividend. Accordingly, dividends on Series B Preferred Stock are recorded using the effective interest method to recognize the dividends ratably over the estimated period in which the stock will be outstanding. Although dividends are recorded for financial statement purposes, the Series B Preferred Stock pays no cash dividends, except under certain events of liquidity, until there is no longer any Series A Preferred Stock outstanding. The net proceeds obtained from the private placements were used by the Company to pay the costs to settle the existing employment and benefit agreements of the Former Executives and to reduce outstanding indebtedness under the Revolving Credit Facilities (defined below).

General Textiles

General. General Textiles finances its operations through credit provided by vendors and other suppliers, its $35.0 million working capital facility (the "GT Revolving Credit Facility"), $2.2 million in installment notes ("the GT Installment Notes"), capital leases, trade credit and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts borrowed under the working capital facility are based on a percentage of eligible inventories, as defined, outstanding from time to time, as more fully described below.

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

GT Revolving Credit Facility. Under the GT Revolving Credit Facility, General Textiles may borrow 65% of eligible inventory, as defined, subject to a maximum of $35.0 million of revolving credit indebtedness outstanding at any time. As of January 31, 1998, General Textiles owed $9.5 million under the GT Revolving Credit Facility and there was $9.3 million available for additional borrowing under the GT Revolving Credit Facility. Amounts borrowed under the GT Revolving Credit Facility bear interest at the prime rate plus 0.75%, payable monthly. The GT Revolving Credit Facility expires in November 1999 and is secured by a lien on all of the assets and a pledge of all the capital stock of General Textiles.

GT Installment Notes. As of January 31, 1998, General Textiles owed $2.2 million to the working capital lender under three installment notes used to finance equipment purchases and general working capital needs. The GT Installment Notes bear interest at rates ranging from prime plus 2% to prime plus 3% per annum. Interest and principal are payable monthly and maturity dates range from April 1998 to July 2001.

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

General Textiles was not in compliance with the current ratio covenant in the GT Revolving Credit Facility as of January 31, 1998. The working capital lender has waived that requirement at January 31, 1998. In March 1998, General Textiles and its working capital lender agreed to amend certain terms and conditions of the GT Revolving Credit Facility. As a result, General Textiles' covenants and financial ratios will be reset to reflect the anticipated earnings, capital expenditures and cash flow of General Textiles during fiscal 1998.

Bankruptcy Debt of General Textiles

Subordinated  Notes.  Under the  Reorganization  Plan,  General  Textiles issued
Subordinated Notes in the principal amount of $28.8 million in settlement of unsecured claims of approximately $47.2 million. At January 31, 1998, $5.6 million of Subordinated Notes were held by creditors not affiliated with General Textiles (the "Trade Subordinated Notes") and an additional $13.8 million Subordinated Note, which had been purchased by the Company in 1994, was held by it (the "Company Subordinated Note"). The Subordinated Notes do not bear interest. Principal is payable out of excess cash flow. Beginning in fiscal 1996, 30% of General Textiles' excess cash flow must be applied to pay Trade Subordinated Notes and the remaining 70% must be applied to pay the Company Subordinated Note (prior to fiscal 1996, 70% of excess cash flow was used to pay the Trade Subordinated Notes and 30% was used to pay the Company Subordinated
Note). The Subordinated Notes are subordinated to all indebtedness of General Textiles other than that issued under the Reorganization plan. The Company Subordinated Note is eliminated in consolidation and is therefore not reflected on the Company's consolidated balance sheet.

If General Textiles failed to pay at least 60% of the original principal amount of the Trade Subordinated Notes by 30 days after determination of its excess cash flow for fiscal 1996, it would be required to issue additional Subordinated Notes equal to 29% of those which had originally been issued. However, sufficient principal payments have been made to avoid this requirement. There will be a similar requirement if 80% of the original principal amount of the Trade Subordinated Notes is not paid within 30 days after the determination of the excess cash flow for fiscal 1999. Unless all the Trade Subordinated Notes are repaid within 30 days after the determination of the excess cash flow for fiscal 2002, the holder of the Company Subordinated Note and the Creditor's Committee from the Reorganization Proceeding will have the right to elect all General Textile's directors in proportion to the outstanding principal amounts of the Company Subordinated Note and of the Trade Subordinated Notes. In addition, if specified percentages of all the original Subordinated Notes are not repaid within 39 days after determination of the excess cash flow for specified fiscal years (43.4% with regard to fiscal 1997, 53.5% with regard to fiscal 1998 and 70% with regard to fiscal 1999), the holders of the Trade Subordinated Notes and the Company Subordinated Note will have the right to elect a minority of General Textiles' directors, with the holders of the Trade Subordinated Notes and the Company Subordinated Note each being entitled to elect one half of the minority directors or, if there is an odd number of minority directors, the holders of the Company Subordinated Note being entitled to elect one more director than the holders of the Trade Subordinated Notes. The Subordinated Notes contain covenants, including limitations on executive compensation, limitations on dividends and mandatory prepayment under certain change in control events.

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

Factory 2-U

General. Factory 2-U finances its operations through credit provided by its affiliates and suppliers, its $15.0 million working capital facility and internally generated cash flow. Amounts available under the working capital facility are based on a percentage of eligible inventory, as defined, outstanding from time to time, as more fully described below. General Textiles provides administrative services to Factory 2-U and charges Factory 2-U a management fee for such services. These services include merchandising, finance, accounting, distribution, advertising and executive administrative support. General Textiles also serves as the purchasing agent for all merchandise shipped to Factory 2-U. Factory 2-U generally pays General Textiles for merchandise purchased by General Textiles within 30 days of receipt of goods by General Textiles.

Management believes that Factory 2-U will have sufficient working capital to meet its needs during the next twelve months from credit terms supplied by its affiliates and suppliers, its working capital facility and internally generated cash flow.

F2U Revolving Credit Facility. Factory 2-U has a $15.0 million revolving credit facility with a lender (the "F2U Revolving Credit Facility", and collectively with the GT Revolving Credit Facility, the "Revolving Credit Facilities") secured by a lien on all of the assets of Factory 2-U, a Guaranty of the Company, and a pledge of certain other assets owned by the Company. Under the F2U Revolving Credit Facility, Factory 2-U may borrow up to 65% of eligible inventory, as defined, subject to a maximum of $15.0 million of amounts outstanding at any time. This rate was increased to 65% from 60% effective April 28, 1997. As of January 31, 1998 there was $3.2 million outstanding and $4.9 million available for additional borrowing under the F2U Revolving Credit Facility. Amounts borrowed under the F2U Revolving Credit Facility bear interest at an annual rate equal to prime plus 0.75%, payable monthly. The F2U Revolving Credit Facility expires in November 1999 and is secured by a lien on all of the assets of Factory 2-U. In addition, the Company is a guarantor under the F2U Revolving Credit Facility.

MetLife Obligations. In connection with the Company's acquisition of Factory 2-U, Factory 2-U entered into a Consent and Restructure Agreement dated as of November 30, 1995 between Factory 2-U and MetLife Capital Corporation, which restructured indebtedness under a 1992 aircraft lease (the "MetLife Agreement"). Under the MetLife Agreement, Factory 2-U is obligated to repay the $0.4 million principal balance outstanding at January 31, 1998 plus interest at 8% per annum, in monthly payments through November 1998 and a balloon payment of $0.3 million in December 1998. The Company is a guarantor of this obligation.

Capital Expenditures

The Company anticipates spending approximately $6.0 million on capital expenditures in fiscal 1998 which includes costs to open new stores, to renovate and/or relocate existing stores and to upgrade information systems. Management believes that future expenditures will be financed from internal cash flow, the GT Revolving Credit Facility and the F2U Revolving Credit Facility.

Inflation

In general, the Company believes that inflation has had no recent material impact on operations and none is anticipated in the next fiscal year.

Minimum Wage Increases and Welfare Reform

The Company employs, both in its stores and in its corporate headquarters, a substantial number of employees who earn hourly wages near or at the minimum wage. Actions by both the federal and certain state governments have increased the hourly wages payable by the Company to such employees. To mitigate the impact of this wage increase, the Company has instituted policies to maintain its ratio of wages to gross margins by controlling aggregate wage increases through an enhanced wage control and monitoring system and increased initial mark-ons to its retail prices. Management believes that these measures will be adequate to control the impact of hourly wage increases on the overall profitability of its operations.

A significant number of the Company's customers are believed to come from low-income families whose incomes have historically been subsidized by government and other forms of assistance. Management believes that action by the federal and certain state governments to reform income subsidies may have an impact on its operating performance. However, management also believes it is too early to tell whether the impact will be materially adverse to the Company. Although management expects demand for off-price apparel and low-priced home goods to continue to grow in the markets its serves despite governmental reforms, management recognizes that there can be no assurance that demand will grow at all or as fast as it has historically. The Company has made substantial investments and financial commitments towards serving low-income customers, and any adverse impact on the income of such customers may adversely impact the operating results of the Company.

Seasonality and Quarterly Fluctuations

The Company historically has realized its highest level of sales and income during the third and fourth quarters of fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. If the Company's sales were substantially below seasonal expectations during the third and fourth quarters, the Company's annual results would be adversely affected.

The Company historically has realized lower sales in its first two quarters (February through July), which often has resulted in the Company incurring losses during those quarters. The Company incurred a net loss and net losses applicable to common stock in both of the first two quarters of fiscal 1997. Based on these historical results, management believes that it may, during the first two quarters of fiscal 1998, experience operating results that are substantially below those expected for the third and fourth quarters of fiscal 1998.

Year 2000 Issue

The Company uses various computer programs that would fail to perform accurately if not replaced before the year 2000 affects any transactions. The Company has reviewed new integrated software packages to support future growth and which are capable of addressing the issues associated with the year 2000. As part of its capital expenditure plans previously discussed, the Company plans to install new software commencing in 1998 at a cost of approximately $2 million to $3 million and does not anticipate that conversion issues will materially influence operations or operating results.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. These forward-looking statements involve risks and uncertainties which are more fully described in Part I, Item 1 of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAMILY BARGAIN CORPORATION

Reports of Independent Public Accountants                                   F-1

Family Bargain Corporation and Subsidiaries Consolidated Balance Sheets
   as of January 31, 1998 and February 1, 1997                              F-3

Family Bargain  Corporation and  Subsidiaries  Consolidated  Statements of
   Operations for fiscal years ended January 31, 1998,  February 1, 1997
   and January 27, 1996                                                     F-5

Family Bargain Corporation and Subsidiaries Consolidated Statements of
   Stockholders' Equity for fiscal years ended January 31, 1998,
   February 1, 1997 and January 27, 1996                                    F-6

Family Bargain Corporation and Subsidiaries Consolidated Statements of
   Cash Flows for fiscal years ended January 31, 1998,
   February 1, 1997 and January 27, 1996                                    F-7

Family Bargain Corporation and Subsidiaries Notes to
 Consolidated Financial Statements                                          F-9

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Family Bargain Corporation:

We have audited the accompanying consolidated balance sheet of Family Bargain Corporation (a Delaware corporation) and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Family Bargain Corporation and subsidiaries as of
February 1, 1997 and January 27, 1996 were audited by other auditors whose report dated April 11, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Bargain Corporation and subsidiaries as of January 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                       /s/ ARTHUR ANDERSEN LLP

San Diego, California
March 18, 1998

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Family Bargain Corporation:

We have audited the accompanying consolidated balance sheet of Family Bargain Corporation and subsidiaries as of February 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended February 1, 1997 and January 27, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Bargain Corporation and subsidiaries as of February 1, 1997, and the results of their operations and their cash flows for the years ended February 1, 1997 and January 27, 1996, in conformity with generally accepted accounting principles.


                                                         KPMG Peat Marwick LLP

San Diego, California
April 11, 1997


                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                  January 31,       February 1,
                                                    1998              1997
ASSETS

Current assets:

     Cash                                          $ 3,167           $ 3,261

     Merchandise inventory                          29,820            29,118

     Prepaid expenses and other                        727               939
                                                  -----------------------------
          Total current assets                      33,714            33,318

Leasehold improvements and equipment, at cost,
     net of accumulated depreciation and
     amortization (Note 5)                          15,066            10,714

Other assets (Note 6)                                3,326             2,323

Excess of cost over net assets acquired, less
     accumulated amortization of $6,935 and
     $5,332 at January 31, 1998 an
     February 1, 1997, respectively (Note 2)        32,711            34,314
                                                  -----------------------------
          Total assets                            $ 84,817          $ 80,669
                                                  =============================

                                                                   (continued)

                FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
                   (in thousands, except share data)

                                                  January 31,       February 1,
                                                    1998              1997
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current maturities of long-term debt
       and capital leases (Notes 8 and 10)         $ 4,873            $ 5,748
     Accounts payable                               19,003             17,491
     Accrued expenses (Note 7)                      12,587              9,831
                                                 ------------------------------
          Total current liabilities                 36,463             33,070

Revolving credit notes (Note 8)                     12,657             17,887

Long-term debt (Note 8)                             12,922             14,422

Capital lease and other long-term
    obligations (Note 10)                            3,306              1,984

Deferred rent (Note 10)                              2,251              2,098
                                                 ------------------------------
          Total liabilities                         67,599             69,461
                                                 ------------------------------

Commitments and contingencies
     (Notes 4, 8, 10, 11 and 15)

Stockholders' equity (Notes 11 and 12):

Series A convertible preferred stock, $0.01 par
value, 4,500,000 shares authorized, 3,638,690
and 3,727,415 shares issued and outstanding
(aggregate liquidation preference of $36,387 and
$37,274) at January 31, 1998 and February 1, 1997,
respectively                                            36                 37

Series B junior convertible, exchangeable
preferred stock, $0.01 par value, 40,000 shares
authorized, 33,714 and 22,000 shares issued and
outstanding (aggregate liquidation preference of
$33,714 and $22,000) at January 31, 1998 and
February 1, 1997, respectively                           -                  -

Common stock, $0.01 par value, 80,000,000 shares
authorized, 4,929,122 shares and 4,693,337 shares
issued and outstanding at January 31, 1998 and
February 1, 1997, respectively                          49                 47

Additional paid-in capital                          83,312             71,057
Accumulated deficit                                (66,179)           (59,933)
                                                -------------------------------
Total stockholders' equity                          17,218             11,208

Total liabilities and stockholders' equity        $ 84,817           $ 80,669
                                                ===============================

The accompanying notes are an integral part to these consolidated financial statements.


                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                    Fiscal Year Ended

                                           January 31,  February 1,  January 27,
                                              1998         1997         1996

Net sales                                  $ 300,592    $ 252,165    $ 179,820

Cost of sales                                195,010      170,857      117,188
                                           -------------------------------------
     Gross profit                            105,582       81,308       62,632

Selling and administrative expenses           96,497       87,806       56,097

Amortization of intangibles                    2,238        1,966        1,382

Unusual charges (Note 3)                       1,750        9,172            -

Provision for goodwill impairment (Note 2)         -        8,380            -

Write off of deferred offering costs (Note 3)      -        1,923            -
                                          --------------------------------------
     Operating income (loss)                   5,097      (27,939)       5,153

Interest expense (Note 8)                      5,226        8,625        3,675
                                          --------------------------------------
Income (loss) from continuing operations
     before income taxes                        (129)     (36,564)       1,478

Income taxes (Note 9)                              -            -            -

Discontinued operations (Notes 4 and 15):
     Loss on disposal, net of income tax benefit   -         (826)        (500)
                                          --------------------------------------
     Net income (loss)                          (129)     (37,390)         978

Preferred stock dividends:
     Series A (Note 11)                       (3,456)      (3,509)      (3,040)
     Series B (Note 11)                       (2,661)           -            -
                                          ======================================
Net loss applicable to common stock         $ (6,246)   $ (40,899)    $ (2,062)
                                          ======================================

Loss per common share (basic and diluted):

     Loss from continuing operations         $ (1.27)     $ (8.89)     $ (0.39)

     Net loss applicable to common stock       (1.27)       (9.07)       (0.51)

Weighted average common shares outstanding
          (basic and diluted)                  4,901        4,507        4,006

The accompanying notes are an integral part to these consolidated financial statements.


      FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity
 (in thousands, except share data)

                                                  Preferred Stock
                                       ----------------------------------
                                            Series A         Series B         Common Stock   Additional
                                       -----------------  --------------    -----------------  paid-in    Accumulated
                                         Shares   Amount  Shares  Amount    Shares   Amount    capital      deficit       Total
                                       ---------  ------  ------  ------  ---------  ------   ---------   -----------   ---------
Balance at January 28, 1995            3,200,000  $ 32         -     $ -  4,506,981    $ 45   $ 46,707     $ (16,972)   $ 29,812
Series A Preferred
  stock dividends (Note 11)                    -     -         -       -          -       -          -        (3,040)     (3,040)
Purchase of treasury shares                    -     -         -       -    (22,916)      -        (33)            -         (33)
Cancellation of incentive shares               -     -         -       -   (498,672)     (5)         5             -           -
Net income                                     -     -         -       -          -       -          -           978         978
                                       ---------------------------------------------------------------------------------------------
Balance at January 27, 1996            3,200,000  $ 32         -     $ -  3,985,393    $ 40   $ 46,679     $ (19,034)   $ 27,717
                                       =============================================================================================
Series A Preferred
  stock dividends (Note 11)                    -     -         -       -          -       -          -        (3,509)     (3,509)
Issuance of preferred stock in
  settlement of lawsuit
     (Notes 4 and 11)                     60,000     1         -       -          -       -        359             -         360
Issuance of preferred stock in a
  private placement (Note 11)            726,000     7         -       -          -       -      2,849             -       2,856
Conversion of preferred stock
  to common stock                       (258,585)   (3)        -       -    710,644       7         (4)            -           -
Issuance of preferred stock in a
  private placement (Note 11)                  -     -    22,000       -          -       -     21,174             -      21,174
Correction of unsplit units                    -     -         -       -     (2,700)      -          -             -           -
Net loss                                       -     -         -       -          -       -          -       (37,390)    (37,390)
                                    ------------------------------------------------------------------------------------------------
Balance at February 1, 1997            3,727,415  $ 37    22,000     $ -  4,693,337    $ 47   $ 71,057     $ (59,933)   $ 11,208
                                    ================================================================================================
Series A preferred
  stock dividends (Note 11)                    -     -         -       -          -       -          -        (3,456)     (3,456)
Series B preferred stock dividend
  accretion (Note 11)                          -     -         -       -          -       -      2,661        (2,661)          -
Conversion of preferred
  stock to common stock                  (88,725)   (1)        -       -    235,785       2         (1)            -           -
Issuance of preferred stock in a
  private placement (Note 11)                  -     -     9,599       -          -       -      9,600             -       9,600
Issuance of preferred stock to
  management for notes (Note 11)               -     -     2,115       -          -       -          -             -           -
Common stock rights redemption                 -     -         -       -          -       -         (5)            -          (5)
Net loss                                       -     -         -       -          -       -          -          (129)       (129)
                                    ------------------------------------------------------------------------------------------------
Balance at January 31, 1998            3,638,690  $ 36    33,714     $ -  4,929,122    $ 49   $ 83,312     $ (66,179)   $ 17,218
                                    ================================================================================================

The accompanying notes are an integral part to these consolidated financial statements.
                                       F-6


                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                     Fiscal Year Ended
                                           -------------------------------------

                                           January 31,  February 1,  January 27,
                                              1998         1997         1996
                                           -----------  -----------  -----------
Cash flows from operating activities:
  Income (loss) from continuing operations    $ (129)   $ (36,564)      $ 1,478
  Adjustments to reconcile income (loss)
    to net cash provided by (used in)
    continuing operations:
      Depreciation                             3,505        2,253         1,603
      Amortization of intangibles              2,238        1,966         1,382
      Amortization of debt discount            2,168        4,376         1,555
      Provision for goodwill impairment            -        8,380             -
      Gain on revaluation of subordinated notes    -            -          (822)
      (Increase) decrease in assets:
         Merchandise inventory                  (702)      (3,244)          124
         Prepaid expenses and other           (1,359)         924        (7,647)
      Increase (decrease) in liabilities:
         Accounts payable                      1,512       (1,269)        5,365
         Accrued expenses                      3,655        2,282           946
               Other                             587        1,827           292
                                            ------------------------------------
Net cash provided by (used in)
  continuing operations                       11,475      (19,069)        4,276
                                            ------------------------------------
Discontinued operations:
  Loss from discontinued operations                -         (826)         (500)
  Decrease in net liabilities                      -         (581)         (287)
                                            ------------------------------------
Net cash used in discontinued operations           -       (1,407)         (787)
                                            ------------------------------------
Cash flows from investing activities:
  Purchase of leasehold improvements
    and equipment                             (5,865)      (4,635)       (3,889)
  Investment in Factory 2-U, net of cash
    acquired                                       -         (230)         (520)
  Proceeds from sale of real property
    and equipment                                  -        4,570             -
                                             -----------------------------------
Net cash used in investing activities         (5,865)        (295)       (4,409)
                                             -----------------------------------

                                                                     (continued)

           FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                         (in thousands)
                                                    Fiscal Year Ended
                                           -------------------------------------

                                           January 31,  February 1,  January 27,
                                              1998         1997         1996
                                           -----------  -----------  -----------
Cash flows from financing activities:
  Borrowings on revolving credit notes        335,053      315,156      210,613
  Payments on revolving credit notes         (340,283)    (312,428)    (207,022)
  Payments of long-term debt and
    capital lease obligations                 (6,218)       (3,945)      (1,565)
  Cash payments of preferred stock dividends  (3,456)       (3,509)      (3,040)
  Proceeds from issuance of Series B
    Preferred Stock                            9,595             -            -
  Proceeds from issuance of preferred
    stock, net                                     -        24,030            -
  Proceeds from issuance of notes payable          -         3,100        1,500
  Payment of deferred debt issuance costs       (320)         (330)         (40)
  Purchase of subordinated notes, stock
    and warrants                                 (75)            -          (90)
                                            ------------------------------------
Net cash (used in) provided by financing
  activities                                  (5,704)       22,074          356
                                            ------------------------------------
Net increase (decrease) in cash                  (94)        1,303         (564)
Cash at the beginning of the period            3,261         1,958        2,522
                                            ------------------------------------
Cash at the end of the period                $ 3,167       $ 3,261      $ 1,958
                                            ====================================
Supplemental disclosure of cash flow
  information:
  Cash paid during the period for:
    Interest                                 $ 2,948       $ 3,299      $ 1,783
    Income taxes                                 $ -           $ -          $ -
Supplemental disclosures of non-cash
  investing and financing activities:
  Acquisition of equipment financed by
    capital leases (Note 10)                 $ 2,173         $ 125        $ 123
  Issuance of Series B preferred stock
    for notes                                $ 2,115           $ -          $ -
  Series B preferred stock dividend
    accretion                                $ 2,661           $ -          $ -
  Issuance of notes payable for non-compete
    agreement (Note 3)                           $ -       $ 1,750          $ -
  Issuance of preferred stock in return for
    consulting agreement (Notes 4 and 11)        $ -         $ 360          $ -
  Issuance of and adjustments to notes
    payable to former stockholders of
    Factory 2-U (Notes 2 and 8)                  $ -         $ 600        $ 625
  Issuance of note payable for Mandel-Kahn
    settlement (Notes 4, 8 and 15)               $ -           $ -      $ 1,000

The accompanying notes are an integral part to these consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Family Bargain Corporation and subsidiaries ("the Company") operates off-price retail apparel and home goods stores in the western United States. At January 31, 1998, the Company operated 166 stores in seven states under the names Family Bargain and Factory 2-U.

Principles of Consolidation

The consolidated financial statements include the accounts of Family Bargain Corporation and its wholly-owned subsidiaries, General Textiles and Factory 2-U, Inc. All significant intercompany accounts have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is based on a 52/53 week year ending on the Saturday nearest January 31. Fiscal years ended January 31, 1998 and January 27, 1996 included 52 weeks and the fiscal year ended February 1, 1997 included 53 weeks. The Company defines its fiscal year by the calendar year in which most of the activity occurs (e.g. the year ended January 31, 1998 is referred to as fiscal
1997).

Merchandise Inventory

Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out flow assumption. In addition, consistent with industry practice, the Company capitalizes certain buying, warehousing, storage and transportation costs. At January 31, 1998 and February 1, 1997, such costs included in inventory were approximately $1,300,000 and $1,353,000, respectively.

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

Other Assets

Other assets consist principally of rental deposits on leased stores, deferred debt issuance costs and a covenant not to compete. Deferred debt issuance costs are amortized using the effective interest method over the terms of the related debt. Noncompete agreements are amortized ratably over the life of the agreement.

Excess of Cost Over Net Assets Acquired

Excess of cost over net assets acquired (goodwill) is amortized on a straight-line basis over the expected periods to be benefited, generally 25 years. The Company assesses the recoverability of this intangible asset by determining whether the goodwill balance can be recovered from undiscounted future operating cash flows. The impairment if any is measured based on estimated fair values. Goodwill recovery may be impacted if estimated future operating cash flows are not achieved (Note 2).

Asset Impairment

Effective March 3, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (Note 2).

Fair Value of Financial Instruments

The carrying amounts of all receivables, payables and accrued balances approximate fair value due to the short-term nature of such instruments. The carrying amount of the revolving credit notes approximates fair value due to the floating rate on such instruments. The carrying value of long-term debt with fixed payment terms approximates fair value. Long-term debt subject to contingent principal payments is evaluated each year based on expected debt repayment (Note 8). It is not practicable to estimate the fair value of such instruments due to the potential volatility in repayment amounts

Leases

Rent expense is recorded on a straight-line basis over the life of the lease. Deferred rent represents the difference between base rentals paid under operating lease agreements and rent expense recognized (Note 10).

Store Preopening and Closing Costs

In fiscal 1996, the Company changed its method of accounting for preopening costs (costs of opening new stores including grand opening promotions, training, store set-up and other direct incremental store opening costs) to charging such costs to expense as incurred. Prior to fiscal 1996, the Company capitalized and amortized preopening costs using the straight-line method over the first twelve months of operation. The impact of the change was not material to the Company's consolidated financial statements.

Costs associated with closing stores, consisting primarily of lease obligations and provisions to reduce assets to net realizable value, are charged to operations upon the commitment to close a store.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (Note 9).

Stock Based Compensation

Prior to January 28, 1996, the Company accounted for stock options issued to directors and employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded under the intrinsic value method. Under the intrinsic value method, compensation expense is recognized only in the event that the exercise price of options granted is less than the market price of the underlying stock on the date of grant. On January 28, 1996, the Company adopted Statement of Financial
Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, which permits entities to measure compensation expense related to stock options using either the intrinsic value method or a fair value method. The fair value method generally requires entities to recognize compensation expense over the vesting period of options based on the estimated fair value of the options granted. The Company has elected to apply the intrinsic value method of measuring stock based compensation and provide the pro forma disclosure requirements of SFAS No. 123 (Note 12).

The Company has only issued options with exercise prices above or equivalent to market price on the grant date. Accordingly, the Company has recognized no compensation expense related to stock options in the accompanying consolidated financial statements.

Earnings (Loss) per Common Share

In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The statement specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) and diluted earnings per share (DEPS). The statement requires retroactive adoption for all prior periods presented.

Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt.

For fiscal years 1997, 1996 and 1995 potential dilutive securities include stock options, warrants, and convertible preferred stock and had such potential common shares been outstnading, the effect on earnings per share would have been anti-dilutive. Therefore, the exercise or conversion of such securities is not assumed for purposes of calculating diluted earnings per share. Basic and diluted are equal in each period presented.

Dividend Accretion

The Company's Series B preferred stock has an increasing rate dividend feature (Note 11). Accordingly, dividends on Series B preferred stock are recorded using the effective interest method to recognize the dividends ratably over the estimated period in which the stock will be outstanding.

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

Reclassifications

Certain  prior  period   amounts  have  been   reclassified   to  conform  their
presentation to fiscal 1997 consolidated financial statements.

New Accounting Pronouncements

In December 1997, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure". This Statement establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS No. 129, in fiscal 1997 did not have a material effect on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in condensed financial statements of interim periods issued to shareholders. Both standards are required to be adopted during fiscal 1998. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

2. ACQUISITION OF FACTORY 2-U

On November 13, 1995, the Company acquired all of the common stock of Capin Mercantile Corporation, an off-price clothing and home goods retailer operating in the southwestern United States, for $1,675,000 in cash (including acquisition expenses) and $1,225,000 in notes payable to former stockholders (Note 8). Immediately following the acquisition, the name of Capin Mercantile Corporation was changed to Factory 2-U, Inc. (Factory 2-U).

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

The following table sets forth the Company's pro forma unaudited consolidated statement of operations for fiscal year ended January 27, 1996. The pro forma consolidated statement of operations gives effect to the consolidation of Factory 2-U, elimination of sales and cost of sales related to Factory 2-U stores no longer in operation, elimination of Factory 2-U general and administrative expenses, the adjustment of interest expense and financing fees to reflect the debt structure of the consolidated entity, and the recognition of the amortization of the excess of cost over the fair value of assets acquired with all transactions treated as though the acquisition had occurred at January 29, 1995.

                                                                  Pro forma
IN THOUSANDS EXCEPT PER SHARE DATA                                   1995
                                                                  ----------
Net sales                                                         $ 220,084
Net loss                                                          $  (4,020)
Loss applicable to common stock                                   $  (7,060)
Loss per common share (basic and diluted)                         $   (1.76)

In connection with the Factory 2-U acquisition, the Company acquired certain real property. The Company sold this property to a third party at no gain or loss in July 1996 for net proceeds of $4,500,000.

In January 1997, the Company reviewed the historical results of Factory 2-U's operations and revised its projection of cash flows as the basis for determining whether goodwill was impaired. Based on the revised projection, the Company determined that the goodwill arising from the Factory 2-U acquisition was impaired and recorded a charge to operations in the amount of $8,380,000 to adjust goodwill to its estimated fair value.

3. UNUSUAL CHARGES

In August 1997, the Company recorded unusual charges to operations in the amount of $1,750,000 pertaining to the separation from the Company of the former President and CEO.

In connection with the sale of a controlling interest in the Company to a new investor group in January 1997 (Note 11), the Company moved its executive offices from New York City to San Diego, CA and entered into a separation agreement with three former executives (the Former Executives). As a result of these actions, the Company recognized unusual charges in the amount of $9,172,000 in fiscal 1996. The unusual charges included $7,081,000 to settle the existing employment and benefit agreements of the Former Executives and $2,091,000 to cancel certain contracts and expenses related to the separation of the Former Executives and closure of the New York office.

The Company withdrew a securities offering in January 1997. In conjunction with this withdrawal, the Company wrote-off $1,923,000 in deferred offering costs.

4. DISCONTINUED OPERATIONS

The Company divested its distribution business (the Former Distribution Business), which was comprised of the operations of MKI Acquisition, Mandel-Kahn, CB/Camelot and CB/Murray, prior to April 30, 1993. The estimation and settlement of the residual net liabilities of the Former Distribution Business have been accounted for as discontinued operations in these consolidated financial statements.

In January 1996, the Company settled the remaining claims related to the Former Distribution Business by agreeing to pay the former owners of Mandel-Kahn Industries, Inc. a combination of $230,000 in cash, an interest bearing installment note of $1,000,000 and a consulting arrangement consisting of aggregate cash payments of $750,000 and 60,000 shares of Series A Preferred Stock (Note 11). In 1997, the Company determined that it did not intend to employ the services required of the consultant under the settlement and accordingly charged all remaining prepayments and future payments related to the consulting agreement to loss on disposal of discontinued operations. The Company recognized a loss, net of taxes, on disposal of discontinued operations in the amount of $826,000 and $500,000 in fiscal 1996 and 1995, respectively, to reflect the costs to litigate and settle claims and the cost of consulting services that it does not intend to use. The Company does not anticipate any future expenses related to the Former Distribution Business.


5. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

                                                     January 31,    February 1,
IN THOUSANDS                                           1998            1997
                                                    ----------------------------
Furniture, fixtures and equipment                   $ 15,272          $ 10,740
Leasehold improvements                                 4,797             3,492
Transportation and equipment                             114               174
Equipment under capital leases                         2,883               741
Construction in progress                                   -               330
                                                    ----------------------------
                                                      23,066            15,477
Less accumulated depreciation and amortization        (8,000)           (4,763)
                                                    ----------------------------
                                                    $ 15,066          $ 10,714
                                                    ============================


6. OTHER ASSETS

Other assets consist of the following:
                                                     January 31,    February 1,
IN THOUSANDS                                           1998            1997
                                                    ----------------------------
Deferred debt issuance costs                        $    257         $     189
Rent and other deposits                                  989               533
Noncompete agreements                                  2,756             1,800
                                                    ----------------------------
                                                       4,002             2,522
Less accumulated amortization                           (676)             (199)
                                                    ----------------------------
                                                    $  3,326         $   2,323
                                                    ============================

In August 1997, the former President and CEO entered into an agreement not to compete with the Company until January 2001 in return for payments totaling $970,000. In January 1997, the Company entered into an agreement not to compete with the Former Executives in favor of the Company until June 2000 in return for $1.8 million in secured promissory notes that were paid in January 1998.


7. ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                     January 31,    February 1,
IN THOUSANDS                                            1998            1997
                                                    ----------------------------
Accrued compensation and related costs              $  3,153         $   2,924
Sales tax payable                                      3,432             1,035
Other accrued expenses                                 6,002             5,872
                                                    ----------------------------
                                                    $ 12,587         $   9,831
                                                    ============================


8. LONG-TERM DEBT AND REVOLVING CREDIT NOTES

Long-term debt and revolving credit notes at January 31, 1998 and February 1, 1997 consists of the following:

                                                        January 31,  February 1,
IN THOUSANDS                                               1998          1997
                                                        ------------------------
Revolving credit note, interest at prime plus 2.0%
till June 1997 then prime plus 0.75% (9.25% at
January 31, 1998 and 10.25% at February  1,
1997) payable monthly, principal due in November 1999     $ 9,473      $ 12,967

Revolving credit note, interest at prime plus 2%
till June 1997 then prime plus 0.75% (9.25% at January
31, 1998 and 10.25% at February 1, 1997) payable monthly,
principal due in November 1999                              3,184         4,920

Installment note payable to a finance company, interest
at prime plus 2%(10.5% at January 31, 1998 and 10.25%
at February 1, 1997) payable monthly, principal payable
in monthly in installments of $37,750, final balloon
payment of $216,500 due in April 1998                         292           745

Installment note payable to a finance company, interest
at prime plus 2%(10.5% at January  31, 1998 and 10.25%
at February 1, 1997) payable monthly, principal payable
monthly in installments of $30,556, final payment due
in May 1999.                                                  489           856

Installment note payable to a finance company, interest
at prime plus 3%(11.5% at January  31, 1998 and 11.25%
at February 1, 1997) payable monthly, principal payable
monthly in installments of $33,333, final payment du
in July 2001.                                               1,400         1,800

Subordinated notes, non-interest bearing, discounted
at rates ranging from 6.0% to 25%, principal
payments based on excess cash flow, as defined             13,042        13,158

Installment note payable to a finance company, interest
at 8%, principal and interest payable in installments
of $13,648, final balloon payment of $304,000 due in
December 1998                                                 414           549

Installment  note payable to former stockholders of
Factory 2-U, interest at 8.75%, principal payments of
$45,455 plus accrued interest payable quarterly beginning
in May 1996, final payment due in October 1998 (Note 4)       182           364

Note payable to former stockholders of Factory 2-U,
interest at 8.75%, principal and accrued interest
due in October 1998 (Note 4)                                  600           600


                                                       January 31,   February 1,
IN THOUSANDS                                              1998           1997
                                                       -------------------------
Installment note payable to the Commerce and
Economic Development Commission of Arizona,
interest at 6%, principal and interest payable in
monthly installment of $4,232.  Note paid in full
in fiscal 1997.                                                 -           136

Installment note payable to the Economic Development
Administration of Arizona, interest at 5%, principal
and interest payable in monthly installments of
$1,992. Note paid in full in fiscal 1997.                       -            49

Secured promissory notes payable to Former Executives,
interest at 5.6%, principal and accrued interest due
January 1998 (Note 2). Note paid in full in fiscal 1997.        -         1,750
                                                      --------------------------

Total long-term debt                                       29,076        37,894

Less current maturities                                    (3,497)       (5,585)
                                                      --------------------------
Long-term debt and revolving credit  notes,
     net of current maturities                          $  25,579      $ 32,309
                                                      ==========================

Revolving Credit Notes

At January 31, 1998 the Company may borrow up to $50,000,000 under its revolving credit facilities (the Facilities) at the prime rate plus 0.75%. Advances under the Facilities are subject to limitations based on inventory levels, as defined. The Facilities expire in November 1999 but are subject to one year automatic renewal periods, unless terminated by the Company or its lender. The balances owed under the Facilities fluctuate based on working capital requirements. The Company pays fees ranging from .25% to .50% on the unused portions of the Facilities.

The installment notes payable in the amounts of $2,181,000 and $3,401,000 at January 31, 1998 and February 1, 1997, respectively, and the Facilities are secured by substantially all the assets of General Textiles and Factory 2-U and the common stock of General Textiles.

The Company was not in compliance with the current ratio covenant in the Facilities as of January 31, 1998. The lender has waived that requirement at January 31, 1998. In March 1998, the Company and its lender agreed to amend certain terms and conditions of the Facilities. As a result, the Company's covenants and financial ratios will be reset to reflect anticipated earnings, capital expenditures and cash flow of the Company during fiscal 1998.

Subordinated Notes

At January 31, 1998 and February 1, 1997, the Company owed $22,945,000 and $25,269,000, respectively, face value of subordinated notes (the Sub Notes) issued in settlement of certain pre-bankruptcy claims of General Textiles. The Sub Notes are comprised, in order of seniority, of New Subordinated Notes (due no later than April 2003), Subordinated Reorganization Notes (due no later than November 2003) and Junior Subordinated Reorganization Notes (due no later than May 2005). The Sub Notes are non-interest bearing, except for certain contingent interest payments (described below), and are subject to minimum principal payment requirements based on the annual excess cash flows (Excess Cash Flows) of General Textiles as defined in the Plan of Reorganization (the Plan) under which General Textiles has operated since emerging from bankruptcy in May 1993. Accordingly, the Sub Notes have been discounted to carrying values reflected on the accompanying consolidated balance sheets based on estimated future cash flows of General Textiles at discount rates ranging from 6% to 25%.

The discount rates applied in determining the carrying values of the Sub Notes were established when General Textiles emerged from bankruptcy in May 1993 and, under generally accepted accounting principles, may not be adjusted to reflect changes in market rates of debt with similar characteristics. Accordingly, the fair values of the Sub Notes may differ substantially from the carrying values reflected in the accompanying consolidated balance sheets. The Company does not consider estimation of the fair values of the Sub Notes to be practicable given the uncertainty regarding the timing and amounts of future payments.

The aggregate unamortized discount related to the Sub Notes was $9,903,000 and $12,111,000 at January 31, 1998 and February 1, 1997, respectively. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. The impact of changes in estimates of future Excess Cash Flows on expected amounts and timing of payments are reflected in current earnings as an adjustment to interest expense. To the degree General Textiles experiences actual Excess Cash Flows that differ in amounts or timing from those currently projected, or to the degree General Textiles changes its projections of Excess Cash Flows in future periods, the Company may experience significant adjustments to interest expense to reflect such changes.

The Junior Subordinated Reorganization Notes are subject to interest payments contingent upon the annual adjusted earnings (EBITDA) of General Textiles as defined in the Plan (Contingent Payments). A Contingent Payment accrues when the EBITDA of General Textiles exceeds $10 million in a given year and is payable when Excess Cash Flows are available. Contingent Payments, if accrued, must be made prior to any other payments in respect of the Subordinated Reorganization Notes or the Junior Subordinated Reorganization Notes but rank junior to the New Subordinated Notes and certain debt of General Textiles held by Family Bargain Corporation. The contingent payment obligation may not exceed 6% of the outstanding face amount of the notes. The face amount of the Junior Subordinated Reorganization Notes at January 31, 1998 and February 1, 1997 was $17,335,000. No Contingent Payments have been accrued or disbursed to date.

The Subordinated Reorganization Notes are subject to a schedule of annual increases in principal payment requirements. As such, adjustments to interest expense can occur when the timing of projected payments changes from period to period.

The future maturities of long-term debt include estimated principal payments on the Sub Notes based on management's estimates of projected Excess Cash Flows of General Textiles. The future maturities at January 31, 1998 are as follows:

IN THOUSANDS Fiscal year ending:
January 30, 1999                                     $  3,497
January 29, 2000                                        1,040
February 3, 2001                                        6,926
February 2, 2002                                       13,920
February 1, 2003                                          939
Thereafter                                                  -
                                                     ---------
                                                       26,322
Less portion representing interest                     (9,903)
                                                     ---------
                                                       16,419
Less current maturities                                (3,497)
                                                     ---------
                                                     $ 12,922
                                                     =========


9. INCOME TAXES

The principal temporary differences that give rise to significant portions of the consolidated deferred tax assets and liabilities are presented below:

                                                 January 31,        February 1,
IN THOUSANDS                                        1998                1997
                                                 -------------------------------
Deferred tax assets
  Net operating loss carryforwards                $   7,562           $  9,454
  Compensated absences and bonuses                    1,184              1,376
  Deferred rent                                       1,118              1,049
  Closed store accrual                                1,158                671
  Excess of tax over book inventory                     341                544
  Restructuring costs                                   121                325
  Other                                                 497                826
  Discontinued operations accruals                       48                 52
                                                 -------------------------------

  Total gross deferred tax assets                    12,029             14,297

  Less valuation allowance                           (9,901)           (11,452)
                                                 -------------------------------

  Net deferred tax assets                             2,128              2,845
                                                 -------------------------------

  Deferred tax liabilities
    Subordinated notes                                  481              1,363
    Inventory reserves and prepaid expenses             151                164
    Leasehold improvements and equipment,
      principally due to differences in
      depreciation recognized on fixed assets           598                607
    Other                                               898                711
                                                 -------------------------------

    Deferred tax liabilities                          2,128              2,845
                                                 -------------------------------

    Net deferred taxes                              $     -           $      -
                                                 ===============================

The Company has  established  a valuation  allowance  due to lack of  historical
earnings  and  annual   limitations   on  the  usage  of  net   operating   loss
carryforwards.


The difference between the expected income tax expense (benefit) computed by applying the U.S. federal income tax rate of 34% to net income from continuing operations for fiscal 1997, 1996 and 1995 and actual expense is a result of the following:

                                           January 31,  February 1,  January 27,
IN THOUSANDS                                  1998         1997         1996
                                           -------------------------------------
 Computed "expected" tax expense
        (benefit)                             $   (44)  $ (12,432)   $      503
 Amortization of goodwill                         638         668           470
 Change in valuation allowance                 (1,551)      5,950            64
 Provision for goodwill impairment                  -       2,849             -
 Impact of purchase accounting
   adjustments                                      -           -          (603)
 Debt forgiveness permanent
   difference                                       -           -          (279)
 State income taxes, net of federal
   income tax benefit                               -           -             -
 Limitation of net losses due to
   change  in control                               -       2,988             -
 Other, net                                       957         (23)         (155)
                                           -------------------------------------

                                             $      -   $       -    $        -
                                           =====================================

At January 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24.6 million that expire between 2006 and 2012.

10. LEASE COMMITMENTS

The Company operates retail stores, warehouse facilities and administrative offices under various operating leases. Total rent expense was $17,313,000, $14,987,000 and $10,128,000, including contingent rent expense of $128,000, $89,000 and $63,000, for fiscal years ended January 31, 1998, February 1, 1997 and January 27, 1996, respectively.

For financial statement purposes, rent expense is recorded on a straight-line basis over the life of the lease. Generally, lease payments are lower in the early years of the lease term and, as a result, financial statement expense is greater than the cash payments. For fiscal 1997, 1996 and 1995, rent expense charged to operations exceeded cash payment requirements by $153,000, $452,000 and $202,000, respectively, and resulted in an increase to the deferred rent liability for the same amount.


The Company is also obligated under various capital leases for leasehold improvements and equipment that expire at various dates during the next three years. Leasehold improvements and equipment and related accumulated amortization recorded under capital leases are as follows:

                                                  January 31,        February 1,
IN THOUSANDS                                        1998                  1997
                                                  ------------------------------

Leasehold improvements                            $      340         $      291
Equipment                                              2,543                450
                                                  ------------------------------
                                                       2,883                741
Less accumulated amortization                          (531)               (255)
                                                  ------------------------------
                                                  $   2,352          $      486
                                                  ==============================


At January 31, 1998, the future minimum lease payments under capital leases and operating leases with remaining noncancelable terms and are as follows:

                                                         Capital       Operating
IN THOUSANDS                                             leases         leases
                                                        ------------------------
Fiscal year ending:
  January 30, 1999                                       $ 1,445       $ 13,348
  January 29, 2000                                           267         11,746
  February 3, 2001                                           214          8,813
  February 2, 2002                                           171          7,161
  February 1, 2003                                            20          4,811
  Thereafter                                                   -          9,233
                                                        ------------------------

Total minimum lease payments                               2,117       $ 55,112
                                                                       =========
Less amount representing interest (rates ranging
    from 9.0% to 14.8%)                                     (144)
                                                        ---------
Present value of capital lease obligation                  1,973
Less current maturities                                   (1,377)

Long-term capital lease obligation                       $   596
                                                        =========

11. STOCKHOLDERS' EQUITY

The Company has 7,500,000 shares of preferred stock authorized, of which 4,500,000 have been allocated to Series A 9-1/2% Cumulative Convertible Preferred Stock (the Series A Preferred Stock) and 40,000 have been allocated to Series B Junior Convertible, Exchangeable Preferred Stock (the Series B Preferred Stock).

Series A Preferred Stock

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

In March 1996, the Company issued 726,000 shares of its Series A Preferred Stock in a private placement to foreign investors under Regulation S of the Securities Act of 1933. The Company received aggregate proceeds, before commissions and expenses of the private placement, of $3,539,000. Net proceeds from this offering were $2,856,000 after payment of $319,000 in placement agent commissions and $364,000 in offering expenses. As additional compensation in connection with the private placement, the Company issued to the placement agent and its designees warrants to purchase up to an aggregate of 181,500 shares of the Company's common stock at an exercise price of $1.88 per share (Note 12).

In March 1996, the Company issued 60,000 shares of Series A Preferred Stock valued at the then market value of $360,000 in partial settlement of a lawsuit (Note 4).

At January 31, 1998, warrants to purchase 320,000 shares of Series A Preferred Stock were outstanding with an exercise price of $16.50 per share and an expiration date of July 1999.

Series B Preferred Stock

On January 10, 1997, the Company issued 22,000 shares of Series B Preferred Stock in a private placement to an investor group. The Company received aggregate proceeds of $22,000,000 and recognized a charge to additional paid-in capital of $826,000 for expenses of the private placement. The net proceeds of the private placement were used to pay costs related to the Unusual Charges (Note 3) and for general working capital purposes.

During fiscal 1997, the Company placed an additional 11,715 shares of its Series B Preferred Stock for aggregate cash proceeds of $9,600,000 with private investors and notes receivable in the amount of $2,115,000 from management of the Company (the Management Group Notes). The Management Group Notes are due in March 2002, accrue interest at 8% per annum and require annual principal payments equivalent to 16.25% of the annual bonus of each purchaser and a balloon payment of the unpaid principal and accrued interest at maturity. The notes are full-recourse notes secured by the Series B Preferred Stock issued in return for the notes.

In April 1997, concurrent with the Series B issuance, the Company effectively redeemed all rights outstanding under its Shareholders' Rights Agreement. The Company paid each holder of common stock $0.001 per share totaling $4,930.

The Series B Preferred Stock ranks junior to the Series A Preferred Stock and senior to the common stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock is convertible, at the option of the holder, only after all the Series A Preferred Stock is converted or redeemed. The conversion price per share is subject to adjustment under certain circumstances pursuant to anti-dilution provisions. Each share of Series B Preferred Stock is entitled to voting rights equivalent to the number of common shares into which it is convertible.

The Series B Preferred Stock pays no dividend until January 2002. Beginning in 2002, the Company is obligated to pay a dividend to holders of the Series B Preferred Stock in the amount of $60 per share subject to increases of $20 per share every year thereafter until 2005 up to a maximum of $120 per share. In recognition of the increasing rate feature of Series B preferred stock, the Company accreted non-cash dividends of $2,661,000 in fiscal 1997. Annual cash dividends may be required prior to 2002 or in amounts greater than otherwise required prior to or after 2002 in the event the Company defaults on its revolving credit facilities or declares a dividend on its common stock.


12. STOCK OPTIONS AND WARRANTS

At January 31, 1998, warrants to purchase 331,106 common shares were outstanding. Of these warrants, 15,000 are exercisable at the common stock market price and expire by December 1998, 150,941 have exercise prices ranging from $9.00 to $10.50 and expiration dates ranging from August 1998 to December 1998 and 165,165 have an exercise price of $1.88 and expire in March 2001 (the $1.88 Warrants). The $1.88 Warrants were issued in March 1996 in connection with a private placement of Series A Preferred Stock (Note 11). Had the Company measured the estimated fair value of the warrants issued in March 1996, there would have been no impact on the consolidated financial statements due their being treated as an expense of the private placement.

The Company's Board of Directors has granted stock options to members of the Board and to Company management. The following table summarizes common stock option plan activity:

                                           Number of        Weighted average
                                            shares         of exercise prices

Outstanding at January 29, 1995             558,333              12.49
Granted                                     560,833               1.38
Canceled (including repriced options)      (264,582)             12.48
                                          ----------
Outstanding at January 27, 1996             854,584               2.14
Granted                                      37,417               1.38
Canceled                                   (502,834)              1.38
                                          ----------
Outstanding February 1, 1997                389,167               3.05
Granted                                   3,016,450               2.15
Canceled                                   (317,917)              3.43
                                          ----------
Outstanding January 31, 1998              3,087,700               2.13

Exercisable at January 31, 1998           1,476,206               2.09
Exercisable at February 1, 1997             385,834               3.07

In fiscal 1995, the Board of Directors repriced 235,417 options formerly granted at an exercise price of $12.48 to an exercise price of $1.38. All options have been granted or repriced at the closing market price of the underlying stock at the date of grant or the date of repricing. Options outstanding at January 31, 1998 had exercise prices ranging from $1.38 to $2.34 and a weighted average remaining contractual life of 4.3 years.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" under which no compensation cost has been recognized. If the Company had elected to recognize compensation costs based on the fair value on the date of grant for awards in fiscal years 1997 and 1996, consistent with the provisions of SFAS No. 123, net loss and net loss per share would have been increased to the following amounts:

IN THOUSANDS, EXCEPT PER SHARE DATA                1997       1996       1995
                                                   ----       ----       ----
Pro forma net loss                               ($7,114)  ($40,933)   ($2,278)
Pro forma net loss per share (basic and diluted) ($ 1.45)   ($ 9.08)    ($0.56)

The pro forma effect on net loss for fiscal years 1997 and 1996 may not be representative of the pro forma effect on net loss of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to fiscal 1996.

The weighted-average fair values at date of grant for options granted during fiscal 1997 and 1996 were between $0.90 and $1.85 and were estimated using the Black-Scholes option pricing model. The following assumptions were applied: (i) expected dividend yield of 0%, (ii) expected volatility rates of 1.388 and 0.83 for fiscal years 1997 and 1996, respectively, (iii) expected life of three to five years for fiscal 1997 and eight years for fiscal 1996, (iv) risk free interest rates ranging from 5.45% to 6.88%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's employee stock-based compensation plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

13. EMPLOYEE BENEFITS

The Company sponsors a defined contribution plan, qualified under Internal Revenue Code Section 401(k), for the benefit of employees who have completed twelve months of service and who work a minimum of 1,000 hours during that twelve month period. The Company makes a matching contribution equal to 20% of participating employees' voluntary contributions. Participants may contribute from 1% to 15% of their compensation annually, subject to IRS limitations. The Company contributed $132,000, $111,000 and $116,000 in fiscal 1997, 1996 and
1995, respectively.

14. RELATED PARTY TRANSACTIONS

During fiscal 1996, the Company paid $1,100,000 in fees and expense reimbursements related to its withdrawn securities offering and advisory fees related to the private placement of Series B Preferred Stock to an investment banking firm for which a director of the Company serves as a managing director (Notes 3 and 11). This same director was appointed to the Board of Directors following the successful completion of the initial public offering of Series A Preferred Stock in July 1994.

The Company also paid a $250,000 finder's fee to a newly appointed director in respect of advisory services rendered to the Company in connection with the private placements of Series B Preferred Stock (Note 11).

In January 1997, the Company paid $96,000 to former directors of the Company pursuant to the cancellation of their stock options and warrants.

In March 1996, a director of the Company was a managing director of the investment-banking firm that served as the placement agent for the Company's private placement of 726,000 shares of Series A Preferred Stock (Note 11).

At January 27, 1996, an accounts receivable balance of approximately $170,000 was outstanding from an affiliate of the Former Executives. This receivable was forgiven in connection with the settlements with the Former Executives and is included in the unusual charges recorded in fiscal 1996 (Note 3).

15. COMMITMENTS AND CONTINGENCIES

The Company is at all times subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant filed a Form 8-K dated May 14, 1997. A Form 8-K/A-1 filed May 23, 1997 amended it in its entirety. The reports on Form 8K and 8K/A-1 reported on a change in certifying accountants filed pursuant to Section 13 of the Securities Act of 1934.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Proposal 1 -- "Election of Directors" and "Executive Officers."

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

1) Financial Statements; the financial statements filed as part of this report are listed in the index to financial statements on page 22.

2) Exhibits:

Exhibit
  No.   Description
-------

 2.1 Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code of FBS Holdings, Inc. and General Textiles, d/b/a Family Bargain Centers ("Family Bargain") included in First Amended Disclosure Statement (2-Exhibit 2.1)

 2.3 Stock Purchase Agreement, dated June 10, 1993, by and between Diversified Retail Services, Inc. ("Retail") and MKI Holding Corp. (4-Exhibit 2)

 2.4 Securities Purchase Agreement dated December 30, 1996 among Family Bargain Corporation and the Purchasers (11-Exhibit 2.4)

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

 4.8 Certificate of Designations of the Series D Convertible Preferred Stock (6-Exhibit 4.9(a))

 4.9 Certificate of Correction of the Certificate of Designations of the Series D Convertible Preferred Stock (6-Exhibit 4.9(b))

 4.10 Indenture, dated as of May 1993, between General Textiles and IBJ Schroder Bank & Trust Company (included in Exhibit 2.1 above)

 4.11 General Textiles Subordinated Notes Due 2003 (included in Exhibit 2.1 above)

 4.12 Subordinated Reorganization Note Agreement, dated as of May 28, 1993, among General Textiles, Berkeley Atlantic Income Limited, Govett American Endeavor Fund Limited and London Pacific Life & Annuity Company (included in Exhibit 2.1 above)

 4.13 Junior Subordinated Reorganization Note Agreement, dated as of May 1993, among General Textiles, Berkeley Atlantic Income Limited, Govett American Endeavor Fund Limited and London Pacific Life & Annuity Company (included in Exhibit 2.1 above)

 4.14 Rights Agreement dated as of November 27, 1995 between the Registrant and Corporate Stock Transfer, Inc.(8-Exhibit 1)

 4.15 Certificate of Designations of the Series A Junior Participating Preferred Stock (included in Exhibit 4.14 above)

 4.16 Certificate of Designations of Series B Junior Convertible, Exchangeable Preferred Stock. (11-Exhibit 4.16)

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

10.7 Employment Agreement, dated as of August 1, 1995, between General Textiles and William Mowbray (10-Exhibit 10.7)

10.7(a) Separation  Agreement,  dated as of August 1, 1997,  between General
        Textiles and William Mowbray (13-Exhibit 10.4)

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

10.10(a)Amended and Restated Loan and Security Agreement, dated as of October
        14, 1993, between General Textiles and Guilford Investments, Inc. (6-Exhibit 10.10(a))

10.10(b)First Amendment to Amended and Restated Loan and Security Agreement
        (6-Exhibit 10.10(b))

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

10.15(a)Amendment No. 1 to Loan and Security Agreement, dated as of July 14, between General Textiles and Greyhound Financial Capital Corporation (7-10.15(3))

10.15(b)Amendment No. 5 to Loan and Security Agreement, dated April 18, between
        General Textiles and Finova Capital Corporation (10-10.15(b))

10.15(c)Amendment No. 6 to Loan and Security Agreement, dated July 10, 1996, between General Textiles and Finova Capital Corporation
        (11-Exhibit 10.15(c))

10.15(d)Amendment No. 7 to Loan and Security Agreement, dated December 31, 1996, between General Textiles and Finova Capital Corporation
        (11-Exhibit 10.15(d))

10.15(e)Amendment No. 8 to Loan and Security Agreement, dated April 23, 1997, between General Textiles and Finova Capital Corporation
        (12-Exhibit 10.2(a))

10.15(f)Amendment No. 9 to Loan and Security Agreement, dated May 30, 1997, between General Textiles and Finova Capital Corporation
        (12-Exhibit 10.2(b))

10.15(g)Amendment No. 10 to Loan and Security Agreement, dated September 24,
        1997, between General Textiles and Finova Capital Corporation (13-Exhibit 10.2)

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

10.20 Purchase and Sale Agreement, dated as of December 28, 1993, between Guilford Investments, Inc. and Westinghouse Electric Corporation (6-Exhibit 10.20)

10.21 Assignment and Assumption Agreement, dated December 29, 1993, between Guilford Investments, Inc. and Westinghouse Electric Corporation (6-Exhibit 10.21)

10.22(a)Stock Option Agreement, dated September 20, 1991, among Transnational
        Capital Ventures, Inc. ("TCV"), the Selzer Group, Inc. ("TSG") and the stockholders of Mandel-Kahn (3-Exhibit 10.14(a))

10.22(b)Consent,  dated as of  December  11,  1991,  among TCV,  TSG and the stockholders of Mandel-Kahn (3-Exhibit 10.14(b))

10.22(c)First Amendment to Stock Option  Agreement,  effective as of January
        7,1992,   among  TCV,  TSG  and  the   stockholders  of  Mandel-Kahn
        (3-Exhibit 10.14(c))

10.22(d)Assignment of Contract, dated June 15, 1992, from TCV and TSG to MKI
        Acquisition (5-Exhibit 4)

10.22(e)Amendment  No. 2 to  Stock  Option  Agreement,  dated as of June 16,
        1992,   among  TCV,  TSG,   Mandel-Kahn  and  the   stockholders  of
        Mandel-Kahn (5-Exhibit 5)

10.22(f)Notice of Exercise, dated June 16, 1992, from MKI Acquisition to the stockholders of Mandel-Kahn (5-Exhibit 6)

10.23 Stock Purchase Agreement, dated June 10, 1993, between Registrant and MKI Holding Corp. (6-Exhibit 10.23)

10.24 Agreement and Plan of Merger, dated as of February 25, 1993, among Batra, Inc., L'Ancresse Holdings, Ltd., Kabushi Investments, Ltd., Bastian Holdings, Inc., Registrant and DRS Apparel, Inc. (6-Exhibit 10.24)

10.25(a)Agreement, dated April 10, 1992, by and among Myrtle Services (Overseas)
        Limited, Harold Chaffe and DRE (3-Exhibit 10.16(a))

10.25(b)Pledge Agreement, dated April 10, 1992, between DRE and the Trustees of the Erin Settlement (3-Exhibit 10.16(b))

10.25(c)Promissory Note, dated April 10, 1992, by DRE to the Trustees of the
        Erin Settlement (3-Exhibit 10.16(c))

10.25(d)Amendment to Pledge Agreement, dated as of July 22, 1992, between DRE and the Trustees of the Erin Settlement (1-Exhibit 10.16(d))

10.26(a)Sale Agreement, dated as of March 1, 1993, between DRE and the Trustee
        (2-Exhibit 10.23(a))

10.26(b)Pledge Agreement, dated as of March 1, 1993, between DRE and the Trustees (2-Exhibit 10.23(b))

10.27(a)Stock  Purchase  Agreement,  dated as of August 29, 1995,  among the
        Registrant, certain shareholders of Capin Mercantile Corporation and Sellers Agent ("F2U Sellers") (8-Exhibit 10.1)

10.27(b)Amendment to Stock Purchase Agreement, dated November 10, 1995, between the Registrant and F2U Sellers (8-Exhibit 10.2)

10.30(a)Loan and Security Agreement dated November 13, 1995 between Factory 2-U and Finova Capital Corporation (10-Exhibit 10.30(a))

10.30(b)Amendment No. 1 to Loan and Security Agreement, dated April 18, 1996, between Factory 2-U, Inc. and Finova Capital Corporation
        (10-Exhibit 10.30(b))

10.30(c)Amendment No. 2 to Loan and Security Agreement, dated April 22, 1996 between Factory 2-U and Finova Capital Corporation (11-Exhibit 10.3(c))

10.30(d)Amendment No. 3 to Loan and Security Agreement, dated July 10, 1996 between Factory 2-U and Finova Capital Corporation (11-Exhibit 10.3(d))

10.30(e)Amendment No. 4 to Loan and Security Agreement, dated December 31, 1996 between Factory 2-U and Finova Capital Corporation (11-Exhibit 10.3(e))

10.30(f)Amendment No. 5 to Loan and Security Agreement, dated April 23, 1997 between Factory 2-U and Finova Capital Corporation (12-Exhibit 10.1(a))

10.30(e)Amendment No. 6 to Loan and Security Agreement, dated May 30, 1997 between Factory 2-U and Finova Capital Corporation (12-Exhibit 10.1(b))

10.30(f)Amendment No. 7 to Loan and Security Agreement, dated May 30, 1997 between Factory 2-U and Finova Capital Corporation (13-Exhibit 10.1)

10.30(g)Modifications to Loan and Security Agreement, dated August 28, 1997 between Finova Capital Corporation and both General Textiles and Factory 2-U (12-Exhibit 10.6)

10.33 Acknowledgement and Reaffirmation (Re: Affiliate Debt, Management Fees, Intercreditor Agreement) dated as of April 23, 1997, between Family Bargain Corporation and Finova Capital Corporation (12-Exhibit 10.3(a))

10.33(a)Acknowledgement and Reaffirmation (Re: Affiliate Debt, Management Fees,
        Intercreditor Agreement) dated as of May 30, 1997, between Family Bargain Corporation and Finova Capital Corporation (12-Exhibit 10.3(b))

10.33(b)Acknowledgement and Reaffirmation (Re: Affiliate Debt, Management Fees,
        Intercreditor Agreement) dated as of September 24, 1997, between Family Bargain Corporation and Finova Capital Corporation (13-Exhibit 10.3)

10.40 Subordination and Standill Agreement (Re: $6.35 MM Debt), dated as of May 30, 1997, between Family Bargain Corporation and Finova Capital Corporation (12-Exhibit 10.4)

10.50 Subordinated Promissory Note ($6.35 MM), dated as of April 30, 1997 between General Textiles and Family Bargain Corporation(12-Exhibit 10.5)

11.1    Computation of per share loss

21      List of the Registrant's Subsidiaries (10-Exhibit 21)

27      Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 33-47645 filed with the Commission on September 16, 1992.

(2) Incorporated by reference to the Registrant's Form 10-K for fiscal year ended April 30, 1993.

(3) Incorporated by reference to the Registrant's Form 10-K for fiscal year ended December 31, 1991.

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

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 33-77488 filed with the Commission on April 7, 1994.

(7) Incorporated by reference to General Textiles' Registration Statement on Form S-4, No. 33-92176 filed with the Commission on May 11, 1995.

(8) Incorporated by reference to the Registrant's Form 8-K and 8-K/A dated November 28, 1995.

(9) Incorporated by reference to the Registrant's Form 8-K dated November 27, 1995.

(10) Incorporated by reference to the Registrant's Form 10-K/A for fiscal year ended January 27, 1996.

(11) Incorporated by reference to the Registrant's Form 10-K for fiscal year ended February 1, 1997.

(12) Incorporated by reference to the Registrant's Form 10-Q for the 13 weeks ended August 2, 1997 (2nd Quarter).

(13) Incorporated by reference to the Registrant's Form 10-Q for the 13 weeks ended November 1, 1997 (3rd Quarter).

(b) Reports on Form 8-K.

The Registrant filed a Form 8-K dated May 14, 1997. A Form 8-K/A-1 filed May 23, 1997 amended it in its entirety. The reports on Form 8K and 8K/A-1 reported on a change in certifying accountants filed pursuant to Section 13 of the Securities Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               FAMILY BARGAIN CORPORATION

                                               By: /s/ James D. Somerville
                                                       James D. Somerville
                                                          Chairman
Dated:  April 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Company and in the capacities and on the date indicated.

Signature                         Title                          Date

/s/ James D. Somerville           Chairman and Director          April 29, 1998
-----------------------           (Principal Executive Officer)
    James D. Somerville

/s/ Jonathan W. Spatz             Executive Vice President,      April 29, 1998
-----------------------           Chief Financial Officer
    Jonathan W. Spatz             (Principal Financial
                                   and Accounting Officer)

/s/ Michael M. Searles            Director                       April 29, 1998
-----------------------
    Michael M. Searles

/s/ Thomas G. Weld                Director                       April 29, 1998
-----------------------
    Thomas G. Weld

/s/ H. Whitney Wagner             Director                       April 29, 1998
-----------------------
    H. Whitney Wagner

/s/ J. William Uhrig              Director                       April 29, 1998
-----------------------
    J. William Uhrig

/s/ Ronald Rashkow                Director                       April 29, 1998
-----------------------
    Ronald Rashkow

/s/ John J. Borer III             Director                       April 29, 1998
-----------------------
    John J. Borer III

/s/ Peter V. Handal               Director                       April 29, 1998
-----------------------
    Peter V. Handal

                                 EXHIBIT INDEX

Exhibit
Number  Description                                                  Page
11.1    Computation of per share loss                                 34
27      Financial Data Schedule (submitted for SEC use only)          35