Form 10-K/A
period 1998-01-31
FAMILY BARGAIN CORP
filed 1998-05-28
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-16309

                           FAMILY BARGAIN CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      51-0299573
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


4000 RUFFIN ROAD, SAN DIEGO, CALIFORNIA                              92123
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (619) 627-1800

Securities registered pursuant to Section 12(b) of the Act:


          Title of each class                       Name of each exchange
                                                     on which registered

COMMON STOCK, $0.01 PAR VALUE PER SHARE                       NONE


Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class

          COMMON STOCK, $0.01 PAR VALUE PER SHARE (THE "COMMON STOCK")
      SERIES A 9 1/2% CUMULATIVE PREFERRED STOCK, $0.01 PAR VALUE PER SHARE
                             ("SERIES A PREFERRED")

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At April 17, 1998, the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $12,336,000.

At April 17, 1998, the Registrant had outstanding 4,929,122 shares of Common Stock and 33,714 shares of Series B Junior Convertible, Exchangeable Preferred Stock, par value $0.01 per share ("Series B Preferred").

DOCUMENTS INCORPORATED BY REFERENCE:

None.


NYFS10...:\79\44479\0001\2119\RPT5278X.06B

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Family Bargain Corporation (the "Company"), amends and restates in their entirety Items 10, 11, 12 and 13 of Part III.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Board of Directors (the "Board") of the Company is divided into three classes. Directors are elected, by class, for three-year terms by the holders of Common Stock and the holders of Series B Preferred. Successors to the class of directors whose term expires at any annual meeting shall be elected for the next three-year term. The terms of office expire for Class I in 2000, for Class II in 1998 and for Class III in 1999.

The following table sets forth certain information regarding each director:

                                                               EXPIRATION OF
NAME                      AGE        POSITION                 TERM AS DIRECTOR
----                      ---        --------                 ----------------

James D. Somerville......  56   Director, Chairman of the Board     2000
John J. Borer III........  39   Director                            1999
Peter V. Handal..........  54   Director                            1998
Ronald Rashkow...........  56   Director                            1998
Michael Searles..........  48   Director, President and Chief
                                 Executive Officer for General
                                 Textiles and Factory 2-U (1)       1998
J. William Uhrig.........  36   Director                            1998
H. Whitney Wagner........  41   Director                            2000
Thomas G. Weld...........  34   Director                            2000

-----------
(1) General Textiles Inc. ("General Textiles") and Factory 2-U Inc. ("Factory 2-U") are wholly owned operating subsidiaries of the Company. As the President and Chief Executive Officer of the Company's operating subsidiaries, Mr. Searles performs policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, is considered an "executive officer" of the Company.

    James D. Somerville has been a director and Chairman of the Board of the Company since February 1997. He has more than 30 years of broad-based experience in both consulting and general management. Since 1996, Mr. Somerville has headed his own firm, Somerville & Associates, consulting to senior management and boards of directors. He also serves as Chairman of the Board of American Re-Manufacturers, Inc. From 1991 until 1996, he served as Executive Vice President of BET, Inc. and as a director of BET plc, an international services conglomerate.

    John J. Borer III has been a director of the Company since August 1994. From October 1991 to March 1998, Mr. Borer was a Managing Director of Rodman and Renshaw, Inc., an investment banking firm. Since March 1998, Mr. Borer is a Senior Managing Director of R&R Capital Group.

    Peter V. Handal has been a director of the Company since February 1997. Since 1990, he has been President of COWI International Group (a management consulting firm). Mr. Handal is also a partner in Carlisle & Handal International (consultants and advisors on matters relating to international business), Chief Executive Officer of J4P Associates LP (a real estate developer), and President of Fillmore Leasing Company,

Inc. (which leases automobiles, computers and warehouse equipment). He serves on the Board of Directors of Cole National Corporation, Jos. A. Bank Clothiers, Perry Ellis International and Graham-Field Health Products, Inc.

    Ronald Rashkow has been a director of the Company since February 1997. He has been a principal of Chapman Partners, L.L.C., an investment banking firm, since its founding in September 1995. For more than five years prior thereto, he served as Chief Executive Officer and Chairman of the Board of Directors of Handy Andy Home Improvement Centers, Inc. (a building supply retailer started by his family in 1946 and consensually liquidated in 1996). Mr. Rashkow is also a director of Garden Ridge Corporation, a specialty retailing company ("Garden Ridge"). From 1989 to 1993, Mr. Rashkow was a director, vice president and consultant to Spirit Holdings Company, Inc. and its two operating subsidiaries, Central Hardware Company, Inc. and Witte Hardware Corporation (each a retailer and wholesaler of hardware and building materials). Spirit Holdings Company, Inc., Central Hardware Company, Inc. and Witte Hardware Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in March 1993 and emerged from bankruptcy in February 1994.

    J. William Uhrig has been a director of the Company since January 1997. Mr. Uhrig has been a Managing Director of TCR Associates since 1991. Mr. Uhrig joined TCR Associates in 1984. From January 1993 to January 1998, Mr Uhrig served on the board of directors of MLX Corp., a holding company ("MLX").

    Michael Searles has been a director of the Company and President and Chief Executive Officer of General Textiles and Factory 2-U since March 1998. Between May 1996 and June 1997, Mr. Searles held the position of President, Merchandising and Marketing, at Montgomery Ward Inc. Prior to that, from April 1993 to July 1995, Mr. Searles served as President and Chief Executive Officer of the Women's Special Retail Group (Casual Corner Group), a division of U.S. Shoe Corp. Earlier in his career, from 1984 to 1993, Mr. Searles was President of Kids "R" US, a division of Toys "R" US, Inc.

    H. Whitney Wagner has been director of the Company since January 1997. He has been a Managing Director of TCR Associates since 1989. He joined TCR Associates in 1983 and was elected a Vice President in 1986. Mr. Wagner also serves on the boards of directors of Garden Ridge. From January 1993 to January 1998, Mr. Wagner served on the board of directors of MLX.

    Thomas G. Weld has been a director of the Company since January 1997. Mr. Weld has been a Managing Director of TCR since 1993. From 1988 until 1993, Mr. Weld was an associate with McKinsey and Company, a management consulting firm.

EXECUTIVE OFFICERS

    The following table sets forth certain information concerning the executive officers of the Company, other than Messrs. Searles and Somerville who are listed in the table above.

                                                                OFFICER OF THE
                                                              COMPANY AND/OR ITS
   NAME                           POSITION              AGE   SUBSIDIARIES SINCE
   ----                           --------              ---   ------------------

B. Mary McNabb........ Executive Vice President -       49           1990
                       Merchandising for General
                       Textiles and Factory 2-U (1)
William F. Cass....... Executive Vice President -       48           1996
                       Operations for General
                       Textiles and Factory 2-U (2)
Jonathan W. Spatz..... Executive Vice President and     42           1997
                       Chief Financial Officer

-----------------
(1) General Textiles and Factory 2-U are wholly owned operating subsidiaries of the Company. As Executive Vice-President-Merchandising of the Company's operating subsidiaries, Ms. McNabb performs policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, is considered an "executive officer" of the Company.

(2) As Executive Vice-President-Operations of General Textiles and Factory 2-U, Mr. Cass performs policy making functions for the Company and, pursuant to Rule 3b-7 of the Exchange Act, is considered an "executive officer" of the Company.

    B. Mary McNabb is the Executive Vice President of Merchandising of General Textiles and Factory 2-U. Ms. McNabb joined General Textiles and Factory 2-U in 1990.

    William F. Cass is the Executive Vice President of Operations of General Textiles and Factory 2-U. Mr. Cass joined General Textiles and Factory 2-U in March 1996. Prior to joining General Textiles and Factory 2-U, Mr. Cass held positions as Managing Director, Director of New Business Development and Senior Vice President of Merchandising at Clothestime.

    Jonathan W. Spatz is the Executive Vice President and Chief Financial Officer of the Company. Mr. Spatz joined the Company in June 1997. Prior to joining the Company, from July 1994 to June 1997, Mr. Spatz was the Chief Financial Officer of Strouds.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and any persons who own more than ten percent of the Common Stock or Series A Preferred to file reports of initial ownership of the Common Stock or Series A Preferred, as the case may be, and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent beneficial owners are also required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely upon the review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the fiscal year ended January 31, 1998, the Section 16(a) filing requirements were complied with, except for the following reports which were filed late by the following persons: Five reports for eleven transactions by Ronald Rashkow, one report for one transaction by Thomas A. Weld, three reports for four transactions by William W. Mowbray, four reports for five transactions by James D. Somerville, one report for one transaction by William J. Uhrig, one report for two transactions by B. Mary McNabb, two reports for five transactions by William F. Cass, three reports for four transactions by James M. Baker, four reports for five transactions by John J. Borer III and one report for two transactions by Jonathan W. Spatz.

ITEM 11.   EXECUTIVE COMPENSATION

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company and its subsidiaries by the current and former Chief Executive Officer of the Company, and its four other most highly compensated executive officers, who were serving as executive officers of the Company at January 31, 1998, the end of Fiscal 1997.

SUMMARY OF COMPENSATION

The following table summarizes the compensation earned by the Named Executive Officers during Fiscal 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                           ANNUAL COMPENSATION                    COMPENSATION
                                -------------------------------------------  ----------------------
                                                                                     AWARDS
                                                                     OTHER   ----------------------
                                                                     ANNUAL  RESTRICTED  SECURITIES   PAYOUTS  ALL OTHER
                                FISCAL                               COMPEN-   STOCK     UNDERLYING    LTIP     COMPEN-
NAME AND PRINCIPAL POSITION     YEAR(1)   SALARY           BONUS     SATION   AWARD(S)  OPTIONS/SARS  PAYOUTS   SATION(2)
---------------------------     -------   ------           -----     ------   --------  ------------  -------   ---------
James D. Somerville............  1997    $137,308              $0     $-(3)    $0         257,500       $0         $0
Chairman of the
Board

William F. Cass................  1997    $199,038         $32,500     $-(3)    $0         110,000       $0     $3,900
Executive Vice President -       1996    $110,769              $0     $-(3)    $0          10,000       $0         $0
Operations for General
Textiles and Factory 2-U

B. Mary McNabb.................  1997    $197,596         $42,500     $-(3)    $0         275,000       $0      $ 900
Executive Vice President -       1996    $168,846              $0     $-(3)    $0           7,417       $0      $1042
Merchandising for General        1995    $154,372         $17,832     $-(3)    $0          17,583       $0       $789
Textiles and Factory 2-U

Denis LeClair                    1997    $145,000          $3,800     $-(3)    $0          32,417       $0       $870
Vice President                   1996    $138,692           $   0     $-(3)    $0               0       $0       $549
Divisional Marchandise           1995    $109,858         $25,328     $-(3)    $0          17,583       $0       $723
Manager for General
Textiles and Factory 2-U

William W. Mowbray.............  1997    $388,328        $125,000     $-(3)    $0         652,500       $0       $900
Former President and Chief       1996    $332,078              $0     $-(3)    $0          10,000       $0       $900
Executive Officer(4)             1995    $260,345        $224,852     $-(3)    $0         100,000       $0       $410

Michael Searles................  1997          $0              $0     $0       $0               0       $0         $0
President and Chief Executive
Officer of General Textiles
and Factory 2-U(5)

Jonathan W. Spatz..............  1997    $139,423         $65,000     $-(3)    $0         120,000       $0     $3,398
Executive Vice President
and Chief Financial Officer(6)

(1) In previous years the Company referred to a fiscal year according to the year in which the fiscal year ended (for example, the fiscal year ended February 1, 1997 was previously referred to by the Company as Fiscal Year
     1997). The Company now refers to the fiscal year as the year in which most of the activity occurred (for example, the fiscal year ended January 31, 1998 is referred to herein as Fiscal Year 1997).

(2) "All Other Compensation" for 1997 includes (i) contributions made for the named Executive Officers under the Family Bargain Corporation 401(k) Savings Plan, a defined contribution plan meeting the requirements of
     Section 401(k) of the Internal Revenue Code of 1986, as amended, to match 1997 pre-tax elective deferral contributions (included under "Salary") made to such plan by the named Executive Officer, (ii) with regards to Mr. Cass an additional $3,000 paid for moving expenses and (iii) with regards to Mr. Spatz $3,398 paid for moving expenses.

(3) The aggregate amount of such compensation is less than the lesser of either $50,000 or 10% of such person's total annual salary and bonus.

(4) Mr. Mowbray was President and Chief Executive Officer of the Company until his resignation on August 1, 1997.

(5) Mr. Searles was appointed President and Chief Executive Officer of General Textiles and Factory 2-U in March 1998.

(6) Mr. Spatz was appointed Executive Vice President and Chief Financial Officer of the Company in June 1997.


GRANTS OF STOCK OPTIONS

    The following table sets forth information concerning the award of stock options to the Named Executive Officers during Fiscal 1997.

                                                             INDIVIDUAL GRANTS          POTENTIAL REALIZABLE
                           NUMBER OF                                                      VALUE AT ASSUMED
                          SECURITIES      % OF TOTAL                                      ANNUAL RATES OF
                          UNDERLYING     OPTIONS/SARS                                       STOCK PRICE
                           OPTIONS/SARS    GRANTED TO   EXERCISE OF                      APPRECIATION FOR
                            GRANTED      EMPLOYEES IN   BASE PRICE                        OPTION TERM (1)
NAME                          (#)        FISCAL YEAR      ($/SH)    EXPIRATION DATE     5%($)          10%($)
----                       ---------   ---------------  ----------- ---------------   --------       ---------
William F. Cass.......      110,000         4.05%        $ 2.25         4/3/2002      $ 68,200       $ 150,700
Danis LeClair.........       32,417         1.20%        $ 2.25         4/3/2002      $ 20,099       $  44,411
B. Mary McNabb........      275,000        10.13%        $ 2.25         4/3/2002      $170,500       $ 376,750
William W. Mowbray....      652,500        24.08%        $ 2.25         4/3/2002      $404,550       $ 893,925
Michael Searles.......            0            0%        $    0              -        $      0       $       0
James D. Somerville...      257,500         9.48%        $ 2.25         4/3/2002      $159,650       $ 352,775
Jonathan W. Spatz.....      120,000         4.42%        $ 2.25         6/24/2002     $ 55,200       $ 140,400

---------------

(1) These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions.

EXERCISE OF STOCK OPTIONS

The following table sets forth information concerning the exercise of stock options during Fiscal 1997 by each of the Named Executive Officers and the fiscal year-end value of unexercised options.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            FY-END OPTION/SAR VALUES

                                                                NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED      IN-THE-MONEY
                                                                    OPTIONS/SARS           OPTIONS/SARS
                                                                    ------------           ------------
                                                                    AT FY END(#)           AT FY END($)
                         SHARES ACQUIRED                            EXERCISABLE/           EXERCISABLE/
NAME                       ON EXERCISE     VALUE REALIZED ($)       UNEXERCISABLE          UNEXERCISABLE
----                      -------------    ------------------      ---------------        ---------------
William F. Cass..........       0                  0                  0/120,000               $0/1,560
Denis LeClair............       0                  0                   0/50,000               $0/2,374
B. Mary McNabb...........       0                  0                  0/300,000               $0/3,900
William W. Mowbray.......       0                  0                  0/762,500              $0/17,160
Michael Searles..........       0                  0                        0/0                   $0/0
James D. Somerville......       0                  0                  0/257,500                   $0/0
Jonathan W. Spatz........       0                  0                  0/120,000                   $0/0

---------------


COMPENSATION OF DIRECTORS

All directors are reimbursed for any out-of-pocket travel expenses incurred by them in attending meetings of the Board of Directors or committees thereof. Directors who are not salaried employees of the Company or TCR receive a $10,000 annual fee payable quarterly and a fee of $1,000 for each meeting of the Board of Directors attended. In addition, commencing as of June 20, 1997, the three independent directors of the Company, Messrs. Borer, Handal and Rashkow are granted at the end of each fiscal quarterly period, options to acquire 1,250 shares of Common Stock, exercisable immediately. The Chairman of the Board is a salaried employee of the Company and consequently does not receive a director's fee. There are no other arrangements or agreements pursuant to which any of the directors are entitled to be compensated for serving as directors.

EMPLOYMENT CONTRACTS WITH NAMED EXECUTIVE OFFICERS AND SEVERANCE ARRANGEMENTS

The Mowbray Separation Agreement. On August 1, 1997 the Company and Mr. William
W. Mowbray entered into a Separation Agreement (the "Separation Agreement"), whereby Mr. Mowbray resigned from his positions as director and officer of the Company and the Amended and Restated Employment Agreement, dated February 24, 1997 (the "Employment Agreement"), between Mr. Mowbray and the Company was terminated. Under the Separation Agreement, Mr. Mowbray agreed that for the period ending December 31, 2000, he will not, directly or indirectly, compete with the Company or any of its subsidiaries in any of the States in which the Company is operating. In consideration therefor, the Company agreed to pay Mr. Mowbray the following sums: (i) $970,000 to be paid in three installments on March 30, 1998, March 30, 1999 and August 1, 2000 and (ii) $341,536, $365,444,
$391,025 and $418,396, to paid during the years 1997, 1998, 1999 and 2000, respectively, in addition to the bonus due for Fiscal 1997 under the Company's existing bonus plan and payment for accrued and unused vacation days. In the event of a change of control of the Company, all such amounts mentioned in (ii) above shall become immediately due and payable.

The Company also agreed to continue to provide Mr. Mowbray with all of the health, life insurance and automobile benefits set forth in the Employment Agreement. In addition, the Company agreed to amend the

Secured Promissory Note, which Mr. Mowbray issued to the Company in connection with his purchase of Series B Preferred, to forgive and waive all interest payable thereunder.

Mr. Mowbray's stock options were also amended to enable him to exercise fifty percent (50%) of such options if the market price of the Common Stock exceeds $6 per share for sixty (60) consecutive days and the remaining fifty percent (50%) of such options if the market price of the Common Stock exceeds $7.50 per share for sixty (60) consecutive days.

The Searles Employment Agreement. Mr. Michael Searles, General Textiles' President and Chief Executive Officer and a member of the Company's Board of Directors, is employed pursuant to a five-year employment agreement, dated March 30, 1990, among the Company, General Textiles and Mr. Searles (the "Searles Agreement"). Pursuant to the Searles Agreement, Mr. Searles is entitled to receive an annual salary of not less than $600,000 and (b) an annual bonus targeted at 50% of the base salary.

In connection with the execution of the Searles Agreement, Mr. Searles was granted equity compensation in the form of (a) options under the Company's incentive stock option plan to acquire 300,000 shares of Common Stock at the closing market price on March 10, 1998. Such options shall vest in equal increments on the first five anniversaries of the Searles Agreement; (b) options to acquire 900,000 shares of Common Stock at a price of $2.00 per share of which options to purchase 450,000 shares shall become exercisable when the closing market price is equal to or exceeds $6.00 for 60 trading days during any twelve month period and the options to purchase the remaining 450,000 shares shall become exercisable when the closing market price is equal to or exceeds $7.50 for 60 trading days during any twelve month period; and (c) 1,400 shares of Series B Preferred to be purchased by Mr. Searles, the cost of which shall be loaned to Mr. Searles by the Company. With respect to such 1,400 shares, Mr. Searles will grant the Company an option to acquire such shares in the event that Mr. Searles' employment under the Searles Agreement shall be terminated, at the prices and on the terms described in the Searles Agreement.

The Searles Agreement further provides for the indemnification of Mr. Searles by the Company if Mr. Searles is made a party to or threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, General Textiles or any other affiliate ("Constituent Corporation") or is or was serving at the request of the Constituent Corporation as a director, officer, member, employee, fiduciary or agent of another entity.

The Company will obtain officer and director liability insurance policies covering Mr. Searles in the same aggregate amount and under the same terms as are maintained by the Company for senior officers and directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee of the Company are Messrs. John J. Borer III, Ronald Rashkow, James D. Somerville and Thomas G. Weld. Except for Mr. Somerville, no member of the Compensation Committee of the Board of Directors of the Company was, during Fiscal 1997, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Voting Stock as of January 31, 1998: (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock or the Series B Preferred; (ii) by each of the Company's directors; (iii) by each of the Company's executive officers named in the Summary Compensation Table herein (the "Named Executive Officers"); and (iv) by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to the Voting Stock shown as being beneficially owned by them.


(a) Security Ownership of Certain Beneficial Owners.

                                                                                                   PERCENT OF
                                                                                                    AGGREGATE
                                                                                                  VOTING POWER
                                                                                                       OF
                                            COMMON STOCK             SERIES B PREFERRED           COMMON STOCK
   NAME AND ADDRESS                     NUMBER        PERCENT       NUMBER        PERCENT              AND
OF BENEFICIAL OWNER(1)                 OF SHARES    OF CLASS(2)    OF SHARES    OF CLASS(3)   SERIES B PREFERRED(4)
----------------------                 ---------    -----------    ---------    -----------   ---------------------
Three Cities Fund II L.P.(5).........   231,198         4.7          6,665         19.8               16.5
Three Cities Offshore II C.V.(6).....   390,978         7.9         11,272         33.4               27.9
TCR Offshore Associates L.P.(6)......   390,978         7.9         11,272         33.4               27.9
TCR Associates L.P.(5)...............   231,198         4.7          6,665         19.8               16.5
Willem F.P. de Vogel.................   231,198         4.7          6,665         19.8               16.5
Quilvest American Equity, Ltd.(7)....   763,984        14.0          4,484         13.3               13.4
Craigmuir Chambers...................
P.O. Box 71, Road Town
Tortola, British Virgin Islands
Kennedy Capital Management, Inc.(8)..   620,708        12.0          2,580          7.6                8.6
10829 Olive Blvd.
St. Louis, MO 63141
Wynnefield Group(9)..................   278,000         5.64             -          -                  1.2
c/o Mr. Nelson Obus
One Penn Plaza - Suite 4720
New York, NY 10119
Bank of New York(10).................         -         -            2,243          6.7                5.2
as Trustee for
Employees Retirement Plan of
Brooklyn Union Gas Co.


--------------------------
1. Except as otherwise indicated, the address of the Beneficial Owners is c/o Three Cities Research, Inc., 135 East 57 Street, New York, NY 10022. For information concerning the beneficial ownership of shares by Messrs. J. William Uhrig, H. Whitney Wagner and Thomas G. Weld, see the following table concerning Security Ownership of Directors, et al.

2. The percent of the class is calculated pursuant to Rule 13d-3 ("Rule 13d-3") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on 4,929,122 shares outstanding on January 31, 1998.

3. The percent of the class is calculated pursuant to Rule 13d-3, based on 33,714 shares outstanding on January 31, 1998.

4. The percent of aggregate voting power is equal to a fraction, the numerator of which is the sum of (a) the number of outstanding shares of Common Stock held by such Beneficial Owner and (b) the number of votes attributable to the shares of Series B Preferred held by such Beneficial Owner (calculated by multiplying the number of such shares by 526.093), and the denominator of which is the sum of (a) the number of shares of Common Stock outstanding and
    (b) the total number of votes attributable to the 33,714 shares of Series B Preferred outstanding (calculated by multiplying the number of such shares by 526.093).

5. Information obtained from Schedule 13D/A, filed with the Securities and Exchange Commission (the "SEC") on April 7, 1997 by Three Cities Fund II L.P. ("Fund II"), TCR Associates L.P. ("TCR Associates"), Willem F.P. de Vogel and Thomas G. Weld. All shares are held by Fund II. TCR Associates, as general partner of Fund II, and Mr. de Vogel, as general partner of TCR Associates, are each deemed, pursuant to Rule 13d-3, to have beneficial ownership of all shares held by Fund II. Fund II, TCR Associates and Mr. de Vogel all report shared voting power and shared dispositive power with respect to such shares. With regard to information concerning the beneficial ownership of shares of Mr. Thomas G. Weld, see the following table concerning Security Ownership of Directors, et al.

6. Information obtained from Schedule 13D/A, filed with the SEC on April 4, 1997 by Three Cities Offshore II C.V. ("Offshore II"), TCR Offshore Associates L.P. ("Offshore Associates"), J. William Uhrig and H. Whitney Wagner. All shares are held by Offshore II. Offshore Associates as general partner of Offshore II is deemed, pursuant to Rule 13d-3, to have beneficial ownership of all shares held by Offshore II. Offshore II and Offshore Associates report shared voting power and shared dispositive power with respect to such shares. With regard to information concerning the beneficial ownership of shares by Messrs. J. William Uhrig and H. Whitney Wagner, see the following table concerning Security Ownership of Directors, et al.

7. Information obtained from Schedule 13D, filed with the SEC on March 9, 1998 by Quilvest American Equity, Ltd. ("QAE"). The ownership of the Common Stock includes 538,440 shares of Common Stock issuable upon conversion of 210,000 shares of Series A Preferred at a rate of conversion of 2.564 shares of Common Stock for each share of Series A Preferred.

8. The ownership of the Common Stock includes 248,708 shares of Common Stock issuable upon conversion of 97,000 shares of Series A Preferred.

9. Information obtained from Schedule 13D, filed with the SEC on November 7, 1997 by Wynnefield Partners Small Cap Value, L.P. (the "Partnership"), Wynnefield Small Cap Value Offshore Fund, Ltd. (the "Fund") and Wynnefield Partners Small Cap Value, L.P. I (the "Partnership I", and, collectively with the Partnership and the Fund, the "Wynnefield Group"). Wynnefield Capital Management, LLC, a New York limited liability company ("WCM"), is the general partner of the Partnership and the Partnership I. Messrs. Nelson Obus, Joshua Landes and Robert Melnick are the managing members of WCM and the principal executive officers of Wynnefield Capital, Inc., the investment manager of the Fund. Pursuant to Rule 13d-4, Messrs. Obus, Landes and Melnick disclaim beneficial ownership of any shares owned by the Wynnefield Group and disclaim membership in the Wynnefield Group with respect to the shares for the purposes of Sections 13(d) and 13(g) of the Exchange Act.

10. Information obtained from Exhibits 3 and 4 of Schedule 13D/A filed with the SEC by Terfin International, Ltd. on April 4, 1997. Bank of New York's address is not specified in such filing.


(b) Security Ownership of Directors, Named Executive Officers and Executive Officers and Directors as a Group.

                                                                                                   PERCENT OF
                                                                                                    AGGREGATE
                                                                                                  VOTING POWER
                                                                                                       OF
                                            COMMON STOCK             SERIES B PREFERRED           COMMON STOCK
        NAME OF                         NUMBER        PERCENT       NUMBER        PERCENT              AND
   DIRECTOR/OFFICER                    OF SHARES    OF CLASS(1)    OF SHARES    OF CLASS(2)   SERIES B PREFERRED(3)
   ----------------                    ---------    -----------    ---------    -----------   ---------------------
John J. Borer III....................   255,569 (4)     4.9             90          *                  1.3
William F. Cass......................         -         -               50          *                  *
Peter V. Handal......................    41,697 (5)     *              250          *                  *
Denis LeClair........................         -         -                -          -                  -
B. Mary McNabb.......................    12,500         *              200          *                  *
William W. Mowbray(6)................         -         -              500          1.5                *
Ronald Rashkow.......................   101,900 (7)     2.0            350 (8)      1.0                1.3
James D. Somerville..................    19,000         *              750          2.2                *
Jonathan W. Spatz....................         -         -              250          *                  *
Michael Searles(9)...................         -         -                -          -                  -
J. William Uhrig(10)(11).............   399,952         8.1         11,272         33.4               27.9
H. Whitney Wagner(10)................   390,978         7.9         11,272         33.4               27.9
Thomas G. Weld(12)...................   238,890         4.8          6,665         19.9               16.5
Officers and Directors as a Group.... 1,069,508 (13)   20.1         20,377         60.4               51.1


------------------------------
*   Less than 1%.

1. The percent of the class is calculated pursuant to Rule 13d-3, based on 4,929,122 shares outstanding on January 31, 1998.

2. The percent of the class is calculated pursuant to Rule 13d-3, based on 33,714 shares outstanding on January 31, 1998.

3. The percent of the aggregate voting power is equal to a fraction, the numerator of which is the sum of (a) the number of outstanding shares of Common Stock held by such Director or Officer and (b) the number of votes attributable to the shares of Series B Preferred held by such Director or Officer (calculated by multiplying the number of such shares by 526.093), and the denominator of which is the sum of (a) the number of shares of Common Stock outstanding and (b) the total number of votes attributable to the 33,714 shares of Series B Preferred outstanding (calculated by multiplying such number of shares by 526.093).

4. Includes 23,750 shares which Mr. Borer has a right to acquire within 60 days through the exercise of stock options; 15,896 shares of Common Stock issuable upon conversion of 6,200 shares of Series A Preferred; and 212,812 shares issuable upon conversion of 83,000 shares of Series A Preferred which Mr. Borer has the right to acquire within 60 days through the exercise of a warrant.

5. Includes 3,750 shares which Mr. Handal has a right to acquire within 60 days through the exercise of stock options and 37,947 shares issuable upon conversion of 14,800 shares of Series A Preferred held by Mr. Handal.

6. Mr. Mowbray resigned from his position as President and Chief Executive Officer of the Company in August 1, 1997.

7. Includes 11,000 shares of Common Stock held by members of Mr. Rashkow's family; 64,612 shares of Common Stock issuable upon conversion of 25,200 shares of Series A Preferred held by Mr. Rashkow; 11,538 shares of Common Stock issuable upon conversion of 4,500 shares of Series A Preferred held by members of Mr. Rashkow's family; and 3,750 shares which Mr. Rashkow may acquire within 60 days through the exercise of stock options.

8. Includes 250 shares of Series B Preferred held by members of Mr. Rashkow's family.

9. Mr. Searles was appointed Chief Executive Officer of General Textiles and Factory 2-U in March 1998.

10. Information obtained from Schedule 13D/A, filed with the SEC on April 4, 1997 by Offshore II, Offshore Associates, and Messrs. Uhrig and Wagner. All shares are held by Offshore II. Messrs. Uhrig and Wagner, in their capacity as general partners of Offshore Associates, the general partner of Offshore II, are deemed, pursuant to Rule 13d-3, to have beneficial ownership of all shares held by Offshore II. Messrs. Uhrig and Wagner both report shared voting power and shared dispositive power with respect to such shares.

11. Mr. Uhrig's beneficial ownership also includes 8,974 shares issuable upon conversion of 3,500 shares of Series A Preferred held directly by Mr. Uhrig.

12. Information obtained from Schedule 13D/A, filed with the SEC on April 7, 1997 by Fund II, TCR Associates and Messrs. de Vogel and Weld. All shares are held by Fund II. Mr. Weld, in his capacity as general partner of TCR Associates, the general partner of Fund II, is deemed, pursuant to Rule 13d-3, to have beneficial ownership of all shares held by Fund II. Mr. Weld reports shared voting power and shared dispositive power with respect to such shares. Mr. Weld's beneficial ownership also includes 7,692 shares issuable upon conversion of 3,000 shares of Series A Preferred held directly by Mr. Weld.

13. Includes 31,250 shares of Common Stock which Officers and Directors of the Company have the right to acquire within 60 days through the exercise of stock options; 146,660 shares of Common Stock issuable upon conversion of 57,200 shares of Series A Preferred held by Officers and Directors of the Company; and 212,812 shares of Common Stock issuable upon conversion of 83,000 shares of Series A Preferred which Mr. Borer has a right to acquire within 60 days through the exercise of a warrant.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 20, 1997 and June 16, 1997, the Company sold 1,865 shares and 250 shares, respectively, of Series B Preferred to its senior employees and officers (of which 1000 were sold to the Named Executive Officers) at a purchase price of $1,000 per share, which was paid in the form of full-recourse notes receivable secured by the issued stock. The notes accrue interest at 8% per annum and require principal payments equivalent to 16.25% of the annual bonus of each purchaser and a balloon payment of the unpaid principal and interest at maturity. The notes mature in March 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FAMILY BARGAIN CORPORATION
                                                  (Registrant)

                                          By: /s/ James D. Somerville
                                              ------------------------------
                                              James D. Somerville
                                              Chairman


Date:  May 28, 1998