Form 10-Q
period 1998-05-02
FAMILY BARGAIN CORP
filed 1998-06-17
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 1O-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 2, 1998

                                       Or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from    to
                     Commission File Number: 1-10089

                           FAMILY BARGAIN CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                         51-0299573
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


 4000 Ruffin Road, San Diego, CA                          92123-1866
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

The number of shares outstanding of the registrant's of common stock, as of May 2, 1998, was 5,004,122 shares.

                           FAMILY BARGAIN CORPORATION
              FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998
                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Family  Bargain Corporation and Subsidiaries Consolidated
         Balance Sheets as of May 2, 1998 (Unaudited) and
         January 31, 1998 ..................................................F-1

         Family Bargain Corporation and Subsidiaries Consolidated
         Statements of Operations (Unaudited) for the 13 weeks
         ended May 2, 1998 and May 3, 1997..................................F-3

         Family Bargain Corporation and Subsidiaries Consolidated
         Statements of Cash Flows (Unaudited) for the 13 week
         ended May 2, 1998 and May 3, 1997..................................F-4

         Family Bargain Corporation and Subsidiaries Notes to
         Consolidated Financial Statements (Unaudited)......................F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................3

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings 6
Item 2.  Changes in Securities................................................7
Item 3.  Defaults Upon Senior Securities......................................7
Item 4.  Submission of Matters to a Vote of Security Holders..................7
Item 5.  Other Information....................................................7
Item 6.  Exhibits and Reports on Form 8-K ....................................8
         Signatures..........................................................10
         Exhibit Index.......................................................11

                                     PART I

Item 1.   Financial Statements

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                          May 2,    January 31,
                                                          1998         1998
                                                       (Unaudited)
                  Assets                               -----------  -----------

Current assets:
         Cash                                           $  4,332     $  3,167
         Merchandise inventories                          34,181       29,820
         Prepaid expenses and other assets                 4,233          727
                                                        --------     --------
                  Total current assets                     42,74       33,714

Leasehold improvements and equipment, net                 14,668       15,066
Other assets, net                                          3,063        3,326

Excess of cost over net assets acquired,
        less accumulated amortization of
         $7,336 and $6,935 at May 2, 1998
         and January 31, 1998, respectively               32,310       32,711

                  Total assets                          $ 92,787     $ 84,817
                                                        ========     ========

                                  (continued)

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (Continued)
                                                         May 2,     January 31,
                                                          1998         1998
                                                       (Unaudited)
Liabilities and Stockholders' Equity                   -----------  -----------

Current liabilities:
       Current maturities of long-term debt
              and capital lease obligations             $  4,773     $  4,873
       Accounts payable                                   18,012       19,003
       Accrued expenses                                   11,436       12,587
                                                        --------     --------
              Total current liabilities                   34,221       36,463

Revolving credit notes                                    27,975       12,657
Long-term debt, less current maturities                   14,499       12,922
Capital lease and other long-term obligations              2,257        3,306
Deferred rent                                              2,232        2,251
                                                        --------     --------
              Total liabilities                           81,184       67,599
                                                        --------     --------
Stockholders' equity:
       Series A convertible  preferred stock,  $.01 par value,  4,500,000 shares
         authorized,   3,638,690   shares  issued  and  outstanding   (aggregate
         liquidation preference of $36,387) at May 2, 1998 and
         January 31, 1998                                     36           36
       Series B junior convertible, exchangeable
         preferred stock , $.01 par value, 40,000 shares authorized, 35,360 and 33,714 shares issued and outstanding (aggregate liquidation preference of $35,360 and $33,714) at May 2, 1998
         and January 31, 1998, respectively                    -            -
       Common stock, $.01 par value, 80,000,000 shares
         authorized, 5,004,122 and 4,929,122 shares issued
         and outstanding at May 2, 1998 and
         January 31, 1998, respectively                       50           49

Additional paid-in capital                                88,667       83,312
Accumulated deficit                                      (77,150)     (66,179)
                                                        --------     --------
              Total stockholders' equity                  11,603       17,218
                                                        --------     --------
Total liabilities and stockholders' equity              $ 92,787     $ 84,817
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                  FAMILY  BARGAIN  CORPORATION  AND  SUBSIDIARIES   Consolidated
                     Statements of Operations  (in  thousands,  except per share data)
                                  (Unaudited
                                                            13 Weeks Ended
                                                        ----------------------
                                                          May 2,       May 3,
                                                           1998         1997
                                                       -----------  -----------
Net sales                                               $ 66,495     $ 60,436
Cost of sales                                             44,649       41,016
                                                        --------     --------
       Gross profit                                       21,846       19,420

Selling and administrative expenses                       21,193       18,899
Amortization of intangibles                                  590          530
Unusual charges                                            1,500            -
                                                        --------     --------
       Operating income                                   (1,437)          (9)

Other income (expense):
       Interest expense                                   (1,279)      (1,352)

Loss before income taxes and
       extraordinary item                                 (2,716)      (1,361)

Income taxes                                                 (74)           -
                                                        --------     --------
       Loss before extraordinary item                     (2,790)      (1,361)

Extraordinary item - debt extinguishment
       (less applicable income taxes of $0)               (2,750)           -
                                                        --------     --------
       Loss before dividends                              (5,540)      (1,361)

Preferred stock dividends - Series A                        (864)        (864)

Preferred stock dividends - Series B                        (703)        (656)
                                                        --------     --------
       Net loss available to common stockholders        $ (7,107)    $ (2,881)

Basic and diluted earnings per share:
Loss before extraordinary item                          $  (0.88)    $  (0.60)
Extraordinary item                                      $  (0.56)    $      -
Net loss                                                $  (1.44)    $  (0.60)

Weighted average common shares outstanding                 4,931        4,818


          See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                           13 weeks ended
                                                       ------------------------
                                                          May 2,       May 3,
                                                           1998         1997
                                                       -----------  -----------
 Cash Flows from Operating Activities:
    Loss before dividends                               $ (5,540)    $ (1,361)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                    1,732        1,207
          Debt discount amortization                         602          460
          Extraordinary loss on debt modification          2,750            -
          Loss on disposal of equipment                      147            -
          Deferred rent expense                              (19)         132
          Changes in operating assets and liabilities:
             Merchandise inventories                      (5,961)      (9,395)
             Prepaid expenses                             (3,441)      (2,277)
             Accounts payable and accrued expenses        (2,720)       4,205
             Other                                           688       (2,031)
                                                        --------     --------
Net cash used in operating activities                    (11,762)      (9,060)
                                                        --------     --------
Cash Flows from Investing Activities:
   Purchase of leasehold improvements
      and equipment                                         (504)      (1,370)
                                                        --------     --------
Net cash used in investing activities                       (504)      (1,370)
                                                        --------     --------
Cash Flows from Financing Activities:
   Borrowings on revolving credit notes                   85,170       80,893
   Payments on revolving credit notes                    (69,852)     (75,065)
   Payments on notes payable and capital
      lease obligations                                     (978)      (2,622)
   Payment of deferred debt issuance costs                   (45)         (57)
   Net proceeds from issuance of preferred
      stock                                                    -        9,600
   Payment of dividends on Series A preferred stock         (864)        (864)
                                                        --------     --------
Net cash provided by financing activities                 13,431       11,885
                                                        --------     --------

                                         (continued)

                         FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                       (in thousands)
                                         (Continued)

                                                            13 weeks ended
                                                       ------------------------
                                                          May 2,        May 3,
                                                           1998          1997
                                                       -----------  -----------
         Net increase in cash                           $  1,165      $  1,455

         Cash at the beginning of the period               3,167         3,261
                                                        --------      --------
         Cash at the end of the period                  $  4,332      $  4,716
                                                        ========      ========
         Supplemental disclosure of cash flow information:

            Cash paid during the period for interest      $  535        $  835

            Cash paid during the period for income taxes  $   74        $    -

         Supplemental disclosure of non-cash investing activities:

            Capital lease purchases                       $  333        $    -

         Supplemental disclosure of non-cash financing activities:

              Series B preferred stock dividends          $  703        $  656


                See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)      Unaudited Interim Financial Statements

         The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended January 31, 1998 included in the Family Bargain
         Corporation and Subsidiaries' (the Company) Form 10-K and 10-K/A as filed with the Securities and Exchange Commission. The unaudited consolidated financial statements include the accounts of Family Bargain Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         In the opinion of management, the unaudited consolidated financial statements as of and for the 13 weeks ended May 2, 1998 and May 3, 1997 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      Long-term Debt and Revolving Credit Notes

         Effective April 30, 1998, the Company amended certain terms and conditions of its revolving credit facility. Under the amended terms and conditions, the covenants were reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facility.

         Effective April 30, 1998 the Company entered into agreements to exchange the subordinated and junior subordinated notes for new notes. The new notes removed an estimated excess cash flow calculation previously used to determine the timing and amount of payments. Further, the new notes provide a fixed schedule for debt principal payments. In accordance with EITF 96-19, the Company recorded the exchange of the subordinated debt agreements as an extinguishment of debt, and in connection therewith, recorded an extraordinary loss, net of taxes, of $2.75 million. This loss represents increases in the present value of the principal amount of debt and fees paid to the lenders. The fees included the issuance of 75,000 shares of common stock and warrants to purchase 274,418 shares of common stock, both stated at fair market value.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued

(3)      Earnings per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS No. 128), which the Company adopted as of January 31, 1998. This Statement sets forth the basis for the computation of "basic" earnings per share and "diluted" earnings per share from the previous method of computing both "primary" and "fully diluted" earnings per share.

         The preferred stock and other common stock equivalents were not considered as converted because the calculation was anti-dilutive.

(4)      Provision for Income Taxes

         An amount for federal alternate minimum taxes was recorded for the 13 weeks ended May 2, 1998. No other provision for income taxes has been reflected in the accompanying consolidated statements of operations for the 13 weeks ended May 2, 1998 and May 3, 1997 since the Company generated tax losses during these periods. Although such losses would increase the Company's net operating loss carry forwards (NOLs), realization of such NOLs is less than likely due to limitations on utilization of NOLs and the Company's history of losses. As a result, a full valuation allowance has been recognized against the net deferred tax assets arising from the increased NOLs and no benefit for income taxes is reflected in the accompanying consolidated statements of operations.

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

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued


(6)      Reclassifications

         Certain reclassifications have been made to the January 31, 1998 amounts to conform to the May 2, 1998 presentation.

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

General

Management's discussion of the results of operations provides analyses of the Company's operations during the 13 weeks ended May 2, 1998 and May 3, 1997.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of May 2, 1998 there were 162 stores in operation versus 158 at May 3, 1997.

13 Weeks Ended May 2, 1998 Compared to the 13 Weeks Ended May 3, 1997

Net sales were $66.5 million for the 13 weeks ended May 2, 1998 compared to $60.4 million for the 13 weeks ended May 3, 1997, an increase of $6.1 million, or 10.0%. Comparable sales increased 3.3%, or $1.7 million.

Gross profit was $21.8 million for the 13 weeks ended May 2, 1998 compared to $19.4 million for the 13 weeks ended May 3, 1997, an increase of approximately $2.4 million. As a percentage of sales, gross profit was 32.8% for the 13 weeks ended May 2, 1998 compared to 32.1% for the 13 weeks ended May 3, 1997. The increase in the gross profit margin is primarily attributable to a higher markup.

Selling and administrative expenses were $21.2 million for the 13 weeks ended May 2, 1998 compared to $18.9 million for the 13 weeks ended May 3, 1997, an increase of approximately $2.3 million. As a percentage of sales, selling and administrative expenses increased to 31.9% for the 13 weeks ended May 2, 1998 from 31.3% for the 13 weeks ended May 3, 1997. The increase as a percentage of sales is primarily due to an increase in the minimum wage.

Amortization of intangibles was $0.6 million for the 13 weeks ended May 2, 1998 compared to $0.5 million for the 13 weeks ended May 3, 1997. The increase is attributable to the non-compete payments to the prior president that are slightly higher in the current quarter.

The unusual charge of $1.5 million represents various expenses incurred in connection with hiring the current President and CEO of General Textiles. Such expenses included a signing bonus, moving expenses, costs to liquidate a former residence, and executive search fees.

Interest expense was $1.3 million for the 13 weeks ended May 2, 1998 and $1.4 million for the 13 weeks ended May 3, 1997.

Federal income taxes of $74,000 were paid in anticipation of an alternate minimum tax for the 13 weeks ended May 2, 1998.

An extraordinary charge of $2.8 million was incurred for the 13 weeks ended May 2, 1998 because notes payable associated with the General Textiles bankruptcy were extinguished and new notes with terms favorable to the Company were issued.

The net loss available to common stockholders was $7.1 million for the 13 weeks ended May 2, 1998 compared to a net loss available to common stockholders of $2.9 million for the 13 weeks ended May 3, 1997. The decrease in net income for the 13 weeks ended May 2, 1998 is a result of the operating factors cited above.

Liquidity and Capital Resources

Family Bargain Corporation

As of May 2, 1998, Family Bargain Corporation (the "Parent") had outstanding indebtedness in the principal amount of $0.7 million, no material change from its debt obligations at January 31, 1998. The entire $0.7 million outstanding principal amount is due during the next twelve months.

General Textiles

General Textiles  finances its operations  through credit provided by suppliers,
amounts  borrowed  under  its  $35.0  million   revolving  credit  facility  and
internally generated cash flow.

General Textiles may borrow up to 65% of eligible inventory, as defined, subject to a maximum of $35.0 million of amounts outstanding at any time. As of May 2, 1998, General Textiles had $18.3 million outstanding and $4.0 million available to borrow under its revolving credit facility.

Effective April 30, 1998, the Company amended certain terms and conditions of its revolving credit facility. Under the amended terms and conditions, the covenants were reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facility.

Effective April 30, 1998 the Company entered into agreements to exchange the subordinated and junior subordinated notes for new notes. The new notes removed an estimated excess cash flow calculation previously used to determine the timing and amount of payments. Further, the new notes provide a fixed schedule for debt principal payments. In accordance with EITF 96-19, the Company recorded the exchange of the subordinated debt agreements as an extinguishment of debt, and in connection therewith, recorded an extraordinary loss, net of taxes, of $2.75 million. This loss represents increases in the present value of the principal amount of debt and fees paid to the lenders. The fees included the issuance of 75,000 shares of common stock and warrants to purchase 274,418 shares of common stock, both stated at fair market value.

At May 2, 1998, General Textiles was obligated to non-affiliate holders of its subordinated notes in the face amount of $20.6 million with a carrying value of $13.4 million, of which management estimates principal payments in the amount of approximately $3.3 million will be paid in the next twelve months.

Factory 2-U

Factory 2-U  finances  its  operations  through  credit  provided by  suppliers,
amounts  borrowed  under  its  $15.0  million   revolving  credit  facility  and
internally generated cash flow.

Factory 2-U may borrow up to 65% of eligible inventory, as defined, subject to a maximum of $15.0 million of amounts outstanding at any time. As of May 2, 1998, Factory 2-U had $9.6 million outstanding and $0.1 million available to borrow under its revolving credit facility.

Capital Expenditures

The Company's planned future capital expenditures include costs to open new stores, to renovate and/or relocate existing stores, to expand its central administrative and distribution facilities and to upgrade its information systems. Management believes that future expenditures will be financed from internal cash flow and the revolving credit facilities. Through May 2, 1998 the Company has spent approximately $0.8 million on capital expenditures. The Company anticipates spending approximately $5.1 million during the remainder of the current fiscal year.

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

At May 2, 1998, the Company's total net deferred income tax assets, a significant portion of which relates to NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not likely in light of the Company's recurring losses from operations.

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

Item 3.     Defaults Upon Senior Securities
                  None.

Item 4.    Submission of Matters to a Vote of Security Holders
                  None.

Item 5.    Other Information
                  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

10.1      Amendment No. 11 to Loan and Security Agreement, dated as
            of April 30, 1998, between General Textiles and Finova Capital Capital Corporation (7 pages)

10.2      Acknowledgment and Reaffirmation (Re: Affiliate Debt,
            Management Fees, Intercreditor Agreement), dated as of April 30, 1998, between Family Bargain Corporation and Finova Capital Corporation (2 pages)

10.3 Employment Agreement, dated March 30, 1998, by and among Family Bargain Corporation, General Textiles and Michael Searles (15 pages)

10.4      Note Exchange Agreement, dated April 27, 1998 by and among
            General Textiles, Family Bargain Corporation, American Endeavour Fund Ltd. And London Pacific Life Annuity Company (8 pages)

10.5(a) Subordinated Note Agreement, dated April 30, 1998 by and among General Textiles, American Endeavour Fund Limited and London Pacific Life & Annuity Company (12 pages)

10.5(b) Subordinated Note Due 2003, dated April 30, 1998 between General Textiles and American Endeavour Fund Limited for $1,551,363.33 (4 pages)

10.5(c) Subordinated Note Due 2003, dated April 30, 1998 between General Textiles and London Pacific Life & Annuity Company for $1,698,636.67 (4 pages)

10.6(a) Junior Subordinated Note Agreement, dated April 30, 1998 by and among General Textiles, American Endeavour Fund Limited and London Pacific Life & Annuity Company (12 pages)

10.6(b)   Junior Subordinated Note, dated April 30, 1998 between
            General Textiles and American Endeavour Fund Limited for $8,274,779.94 (3 pages)

10.6(c) Junior Subordinated Note, dated April 30, 1998 between General Textiles and London Pacific Life & Annuity Company for $9,060,317.71 (3 pages)

Exhibit
Number    Description

10.7(a)   Registration Rights Agreement, dated April 30, 1998 by and
            Among Family Bargain Corporation, American Endeavour
            Fund Ltd. and London Pacific Life Annuity Company (5 pages)

10.7(b) Warrant to Purchase Shares of Common Stock of Family Bargain Corporation, dated April 30, 1998 issued to London Pacific Life & Annuity Company (12 pages)

11.1      Computation of per share loss (1 page)

27        Financial Data Schedule (1 page)

(b)          Reports on Form 8-K None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FAMILY BARGAIN CORPORATION

Date: June 15, 1998




By:/s/ Jonathan W. Spatz
   Name:  Jonathan W. Spatz
   Title: Executive Vice President and Chief Financial Officer
         (duly authorized officer and principal financial officer)

                                 EXHIBIT INDEX
Exhibit
Number  Description                                                      Page

10.1    Amendment No. 11 to Loan and Security Agreement, dated as
        of April 30, 1998, between General Textiles and Finova
        Capital Corporation (7 pages)................................. 12 - 18

10.2    Acknowledgment and Reaffirmation (Re: Affiliate Debt,
        Management Fees, Intercreditor Agreement), dated as of
        April 30, 1998, between Family Bargain Corporation and
        Finova Capital Corporation (2 pages).......................... 19 - 20

10.3    Employment Agreement, dated March 30, 1998, by and among
        Family Bargain Corporation, General Textiles and
        Michael Searles (15 pages).................................... 21 - 35

10.4    Note Exchange Agreement, dated April 27, 1998 by and among
        General Textiles, Family Bargain Corporation, American
        Endeavour Fund Ltd. And London Pacific Life Annuity Company
        (8 pages)..................................................... 36 - 43

10.5(a) Subordinated  Note Agreement,  dated April 30, 1998 by and among General
        Textiles,  American  Endeavour  Fund  Limited and London  Pacific Life &
        Annuity Company (12 pages).......... 44 - 55

10.5(b) Subordinated Note Due 2003, dated April 30, 1998 between
        General Textiles and American Endeavour Fund Limited for
        $1,551,363.33 (4 pages)....................................... 56 - 59

10.5(c) Subordinated Note Due 2003, dated April 30, 1998 between
        General Textiles and London Pacific Life & Annuity Company
        for $1,698,636.67 (4 pages)................................... 60 - 63

10.6(a) Junior  Subordinated  Note Agreement,  dated April 30, 1998 by and among
        General  Textiles,  American  Endeavour  Fund Limited and London Pacific
        Life & Annuity Company (12 pages).......... 64 - 75

10.6(b) Junior Subordinated Note, dated April 30, 1998 between
        General Textiles and American Endeavour Fund Limited for
        $8,274,779.94 (3 pages)....................................... 76 - 78

10.6(c) Junior Subordinated Note, dated April 30, 1998 between
        General Textiles and London Pacific Life & Annuity Company
        for $9,060,317.71 (3 pages)................................... 79 - 81

10.7(a) Registration Rights Agreement, dated April 30, 1998 by and
        Among Family Bargain Corporation, American Endeavour
        Fund Ltd. and London Pacific Life Annuity Company (5 pages)... 82 - 86

10.7(b) Warrant to Purchase Shares of Common Stock of Family
        Bargain  Corporation,  dated  April 30, 1998 issued to London
        Pacific Life & Annuity Company (12 pages)..................... 87 - 98

11.1    Computation of per share loss.................................      99
27      Financial Data Schedule.......................................     100