Form 10-Q
period 1998-08-01
FAMILY BARGAIN CORP
filed 1998-09-04
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1,
1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

The number of shares outstanding of the registrant's of common stock, as of August 1, 1998, was 5,004,122 shares.

                           FAMILY BARGAIN CORPORATION

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Family Bargain Corporation and Subsidiaries Consolidated Balance
        Sheets as of August 1, 1998 (Unaudited) and January 31, 1998........F-1

        Family Bargain Corporation and Subsidiaries Consolidated Statements
        of Operations (Unaudited) for the 13 weeks ended August 1, 1998 and
        August 2, 1997......................................................F-3

        Family Bargain Corporation and Subsidiaries Consolidated Statements
        of Operations (Unaudited) for the 26 weeks ended August 1, 1998 and
        August 2, 1997......................................................F-4

        Family  Bargain  Corporation  and  Subsidiaries   Consolidated
        Statements  of Cash Flows  (Unaudited)  for the 26 weeks ended
        August 1, 1998 and August 2, 1997...................................F-5

        Family Bargain Corporation and Subsidiaries Notes to Consolidated
        Financial Statements (Unaudited)....................................F-7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................3

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.....................................................8
Item 2. Changes in Securities.................................................8
Item 3. Defaults Upon Senior Securities.......................................8
Item 4. Submission of Matters to a Vote of Security Holders...................8
Item 5. Other Information.....................................................8
Item 6. Exhibits and Reports on Form 8-K......................................8
        Signatures............................................................9
        Exhibit Index........................................................10

                                     PART I

Item 1.   Financial Statements

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                       August 1,     January 31,
                                                          1998          1998
                                                      (Unaudited)
                  Assets

Current assets:
         Cash                                         $   4,483       $   3,167
         Merchandise inventories                         40,864          29,820
         Prepaid expenses and other assets                2,966             727
                                                      ----------      ----------


                  Total current assets                   48,313          33,714

Leasehold improvements and equipment, net                15,578          15,066

Other assets, net                                         2,819           3,326

Excess of cost over net assets acquired,
 less accumulated amortization of
 $7,736 and $6,935 at August 1, 1998 and
 January 31, 1998, respectively                          31,910          32,711
                                                      ----------      ----------

                  Total assets                         $ 98,620        $ 84,817
                                                      ==========      ==========

                                   (continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (continued)

                                                       August 1,     January 31,
                                                         1998           1998
                                                      (Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
       Current maturities of long-term debt
              and capital lease obligations          $   4,440        $   4,873
       Accounts payable                                 24,358           19,003
       Accrued expenses                                 13,263           12,587
                                                     ----------       ----------
              Total current liabilities                 42,241           36,463

Revolving credit notes                                  26,991           12,657
Long-term debt, less current maturities                 14,648           12,922
Capital lease and other long-term obligations            2,905            3,306
Deferred rent                                            2,172            2,251
                                                     ----------       ----------
              Total liabilities                         88,957           67,599

Stockholders' equity:

   Series A convertible preferred stock,
     $.01 par value, 4,500,000 shares authorized,
     3,638,690 shares issued and outstanding
     (aggregate liquidation preference of $36,387)
     at August 1, 1998 and January 31, 1998                 36               36

   Series B junior convertible, exchangeable
     preferred stock, $.01 par value,
     40,000 shares authorized,
     35,360 and 33,714 shares issued and outstanding
     (aggregate liquidation preference of $35,360 and
     $33,714) at August 1, 1998 and January 31, 1998,
          respectively                                       -                -

   Common stock, $.01 par value, 80,000,000
          shares authorized, 5,004,122 and 4,929,122
          shares issued and outstanding at August 1,
          1998 and January 31, 1998, respectively           50               49

Additional paid-in capital                              85,532           83,312
Accumulated deficit                                    (75,955)         (66,179)
                                                     ----------       ----------

              Total stockholders' equity                 9,663           17,218
                                                     ----------       ----------

Total liabilities and stockholders' equity            $ 98,620         $ 84,817
                                                     ==========       ==========

          See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                             13 Weeks Ended
                                                         -----------------------
                                                         August 1,     August 2,
                                                           1998          1997


Net sales                                              $  73,455      $  69,375
Cost of sales                                             48,492         48,155
                                                       ----------     ----------
       Gross profit                                       24,963         21,220

Selling and administrative expenses                       24,332         21,781
Amortization of intangibles                                  590            530
Special charges                                                -          1,750
                                                       ----------     ----------

       Operating income                                       41         (2,841)

Other income (expense):
       Interest expense                                   (1,093)        (1,329)
                                                       ----------     ----------

Loss before income taxes                                  (1,052)        (4,170)

Income taxes                                                 (25)             -
                                                       ----------     ----------

       Loss before dividends                              (1,077)        (4,170)

Preferred stock dividends - Series A                        (864)          (864)

Preferred stock dividends - Series B                        (728)          (635)
                                                       ----------     ----------

       Net loss available to common stockholders       $  (2,669)     $  (5,669)
                                                       ==========     ==========

Basic and diluted earnings per share:
Net loss per common share                              $   (0.53)     $   (1.15)

Weighted average common shares outstanding                 5,004          4,929




          See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                            26 Weeks Ended
                                                       -------------------------
                                                        August 1,      August 2,
                                                          1998           1997

Net sales                                              $ 139,951      $ 129,811
Cost of sales                                             93,142         89,586

       Gross profit                                       46,809         40,225

Selling and administrative expenses                       45,526         40,339
Amortization of intangibles                                1,179          1,060
Special charges                                            1,500          1,750
                                                       ----------     ----------

       Operating income                                   (1,396)        (2,924)

Other income (expense):
       Interest expense                                   (2,372)        (2,606)
                                                       ----------     ----------

Loss before income taxes and
       extraordinary item                                 (3,768)        (5,530)

Income taxes                                                 (99)             -
                                                       ----------     ----------

       Loss before extraordinary item                     (3,867)        (5,530)

Extraordinary item - debt extinguishment
       (less applicable income taxes of $0)               (2,750)             -
                                                       ----------     ----------

       Loss before dividends                              (6,617)        (5,530)

Preferred stock dividends - Series A                      (1,728)        (1,728)

Preferred stock dividends - Series B                      (1,431)        (1,292)
                                                       ----------     ----------

       Net loss available to common stockholders       $  (9,776)     $  (8,550)
                                                       ==========     ==========

Basic and diluted earnings per share:
Loss before extraordinary item                         $   (1.42)     $   (1.75)
Extraordinary item                                     $   (0.55)     $       -
Net loss per common share                              $   (1.97)     $   (1.75)

Weighted average common shares outstanding                 4,967          4,873




          See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                             26 Weeks Ended
                                                         -----------------------
                                                         August 1,     August 2,
                                                           1998          1997
 Cash Flows from Operating Activities:
    Loss before dividends                               $  (6,617)    $  (5,530)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                    3,494         2,479
           Debt discount amortization                         881         1,050
           Extraordinary loss on debt extinguishment        2,750             -
           Loss on disposal of equipment                      148             -
           Deferred rent expense                              (79)          235
           Changes in operating assets and liabilities:
                Merchandise inventories                   (11,044)      (10,123)
                Prepaid expenses                           (2,178)         (601)
                Accounts payable and accrued expenses       4,949         5,590
                Other                                         408           954
                                                        ----------    ----------

Net cash used in operating activities                      (7,288)       (5,946)
                                                        ----------    ----------

Cash Flows from Investing Activities:
   Purchase of leasehold improvements
      and equipment                                        (1,979)       (2,952)
                                                        ----------    ----------
Net cash used in investing activities                      (1,979)       (2,952)
                                                        ----------    ----------

Cash Flows from Financing Activities:
   Borrowings on revolving credit notes                   163,854       161,219
   Payments on revolving credit notes                    (149,520)     (154,931)
   Payments on notes payable and capital
      lease obligations                                    (1,977)       (3,158)
   Payment of deferred debt issuance costs                    (46)         (113)
   Net proceeds from issuance of preferred
      stock                                                     -         9,596
   Payment of dividends on Series A preferred stock        (1,728)       (1,728)
                                                        ----------    ----------

Net cash provided by financing activities                  10,583        10,885
                                                        ----------    ----------

                                   (continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Continued)

                                                             26 Weeks Ended
                                                         -----------------------
                                                         August 1,     August 2,
                                                           1998          1997
                                                        ----------    ----------

Net increase in cash                                     $  1,316       $ 1,987

Cash at the beginning of the period                         3,167         3,261
                                                        ----------    ----------

Cash at the end of the period                            $  4,883       $ 5,248
                                                        ==========    ==========
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest               $ 1,243       $ 1,453

   Cash paid during the period for income taxes           $    74       $     -

Supplemental disclosure of non-cash investing activities:

   Capital lease purchases                                $   882       $   649

Supplemental disclosure of non-cash financing activities:

   Series B preferred stock dividends                     $ 1,431       $ 1,292


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

         In the opinion of management, the unaudited consolidated financial statements as of and for the 13 and 26 weeks ended August 1, 1998 and August 2, 1997 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      Long-term Debt and Revolving Credit Notes

         On July 31, 1998 the company's two operating subsidiaries, General Textiles and Factory 2-U, Inc., merged to form a new Delaware corporation named General Textiles, Inc. As a result of the merger, the Company and its lender have agreed to amend certain terms and conditions of its revolving credit facility. Under the amended terms and conditions, covenants will be reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facility for General Textiles, Inc.

         General Textiles, Inc. finances its operations through credit provided by suppliers, amounts borrowed under its $50.0 million revolving credit facility and internally generated cash flow.

         General Textiles, Inc. may borrow up to 65% of eligible inventory, as defined, subject to a maximum of $50.0 million of amounts outstanding at any time. As of August 1, 1998, General Textiles, Inc. had $27.0 million outstanding and $8.1 million available to borrow under its revolving credit facility.

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

         The new subordinated notes total $3.3 million and bear interest at 9.2% per annum. Principal payments in the amount of $0.2 million are payable on December 31, 1999 and December 31, 2000, with $0.4 million due on December 31, 2001 and December 31, 2002 and a final payment May 28, 2003 for $2.1 million. If any principal balance remains outstanding on April 1, 1999, the interest rate will increase on such date, and thereafter on the first day of each successive calendar quarter by one percent (1%) provided, however, that the interest rate shall not exceed 13.2% per annum.

         The new junior subordinated notes total $17.3 million with principal payments at December 31, 1999 and December 31, 2000 for $1.0 million, December 31, 2001 and December 31, 2002 for $2.0 million, December 31, 2003 and December 31, 2004 for $3.0 million and a final payment May 28, 2005 for $5.335 million.


(3)      Earnings per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS No. 128), which the Company adopted as of January 31, 1998. This Statement sets forth the basis for the computation of "basic" earnings per share and "diluted" earnings per share from the previous method of computing both "primary" and "fully diluted" earnings per share. The statement requires retroactive adoption for all prior periods presented.

         The preferred stock and other common stock equivalents were not considered as converted because the calculation was anti-dilutive.

(4)      Provision for Income Taxes

         An amount for federal alternate minimum taxes was recorded for the 26 weeks ended August 1, 1998. No other provision for income taxes has been reflected in the accompanying consolidated statements of operations for the 26 weeks ended August 1, 1998 and August 2, 1997 since the Company generated tax losses during these periods. Although such losses would increase the Company's net operating loss carry forwards (NOLs), realization of such NOLs is less than likely due to limitations on utilization of NOLs and the Company's history of losses. As a result, a full valuation allowance has been recognized against the net deferred tax assets arising from the increased NOLs and no benefit for income taxes is reflected in the accompanying consolidated statements of operations.

(5)      Dividends

         The Series B Junior Convertible, Exchangeable Preferred Stock pays no dividend through December 31, 2001. Beginning in 2002, the Company is obligated to pay a dividend to holders of the Series B Preferred Stock in the amount of $60 per share subject to increases of $20 per share every year thereafter until 2005 up to a maximum of $120 per share. The Company imputes dividends on the Series B Preferred Stock utilizing the effective interest method to provide a level yield until the permanent dividend of $120 per share is payable. The accreted dividends increase the carrying value of the additional paid in capital attributable to the Series B Preferred Stock.

(6) In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in condensed financial statements of interim periods issued to shareholders. Effective February 1, 1998 the Company adopted SFAS No. 130 and SFAS No. 131. The adoption of these standards did not have a material effect on the Company's financial position or results of operations.

(7)      Reclassifications

         Certain reclassifications have been made to the January 31, 1998 amounts to conform to the August 1, 1998 presentation.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

General

Management's discussion of the results of operations provides analysis of the Company's operations during the 13 and 26 weeks ended August 1, 1998 and August 2, 1997.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of August 1, 1998 there were 162 stores in operation versus 165 at August 2, 1997.

13 Weeks Ended August 1, 1998 Compared to the 13 Weeks Ended August 2, 1997

Net sales were $73.5 million for the 13 weeks ended August 1, 1998 compared to $69.4 million for the 13 weeks ended August 2, 1997, an increase of $4.1 million, or 5.9%. Comparable store sales increased 5.4%.

Gross profit was $25.0 million for the 13 weeks ended August 1, 1998 compared to $21.2 million for the 13 weeks ended August 2, 1997, an increase of approximately $3.8 million, or 17.9% increase. As a percentage of sales, gross profit was 34.0% for the 13 weeks ended August 1, 1998 compared to 30.6% for the 13 weeks ended August 2, 1997. The increase in the gross profit margin is primarily attributable to a higher markup and lower shrinkage.

Selling and administrative expenses were $24.3 million for the 13 weeks ended August 1, 1998 compared to $21.8 million for the 13 weeks ended August 2, 1997, an increase of $2.5 million, or 11.5%. As a percentage of sales, selling and administrative expenses were 33.1% for the 13 weeks ended August 1, 1998 compared to 31.4% for the 13 weeks ended August 2, 1997. The increase as a percentage of sales is primarily a result of higher wage rates in stores due, in part, to an increase in the minimum wage and increased central staffing to complete the Company's infrastructure initiatives.

Amortization of intangibles was $0.6 million for the 13 weeks ended August 1, 1998 compared to $0.5 million for the 13 weeks ended August 2, 1997. The increase is attributable to a non-compete agreement with the former president.

Interest expense was $1.1 million for the 13 weeks ended August 1, 1998 and $1.3 million for the 13 weeks ended August 2, 1997. The exchange of the subordinated and junior subordinated notes for new notes, discussed in the "Liquidity and Capital Resources" section, resulted in a lower debt discount amortization in the current year.

Federal income taxes were accrued in anticipation of an alternate minimum tax for fiscal 1998.

The net loss available to common stockholders was $2.7 million for the 13 weeks ended August 1, 1998 compared to a net loss available to common stockholders of $5.7 million for the 13 weeks ended August 2, 1997. The decrease in net loss for the 13 weeks ended August 1, 1998 is a result of the operating factors cited above.

26 Weeks Ended August 1, 1998 Compared to the 26 Weeks Ended August 2, 1997

Net sales were $140.0 million for the 26 weeks ended August 1, 1998 compared to $129.8 million for the 26 weeks ended August 2, 1997, an increase of $10.2 million, or 7.8%. Comparable store sales increased 4.5%.

Gross profit was $46.8 million for the 26 weeks ended August 1, 1998 compared to $40.2 million for the 26 weeks ended August 2, 1997, an increase of $6.6 million, or 16.4%. As a percentage of sales, gross profit was 33.4% for the 26 weeks ended August 1, 1998 compared to 31.0% for the 26 weeks ended August 2, 1997. The increase in the gross profit margin is primarily attributable to a higher markup and lower shrinkage.

Selling and administrative expenses were $45.5 million for the 26 weeks ended August 1, 1998 compared to $40.3 million for the 26 weeks ended August 2, 1997, an increase of approximately $5.2 million, or 12.9%. As a percentage of sales, selling and administrative expenses were 32.5% for the 26 weeks ended August 1, 1998 compared to 31.1% for the 26 weeks ended August 2, 1997. The increase as a percentage of sales is primarily a result of higher wage rates in stores due, in part, to an increase in the minimum wage.

Amortization of intangibles was $1.2 million for the 26 weeks ended August 1, 1998 compared to $1.1 million for the 26 weeks ended August 2, 1997. The increase is attributable to the non-compete agreement with the former president.

The special charge of $1.5 million in fiscal 1998 represents various expenses incurred in connection with hiring the current President and CEO of General Textiles. In fiscal 1997, a charge of $1.8 million was incurred when the former president resigned.

Interest expense was $2.4 million for the 26 weeks ended August 1, 1998 and $2.6 million for the 26 weeks ended August 2, 1997. The exchange of the subordinated and junior subordinated notes for new notes, discussed in the "Liquidity and Capital Resources" section, resulted in a lower debt discount amortization in the current year.

Federal income taxes of $0.1 million were accrued in anticipation of an alternate minimum tax for fiscal 1998.

An extraordinary charge of $2.8 million was incurred for the 26 weeks ended August 1, 1998 because notes payable associated with the General Textiles bankruptcy were extinguished and new notes with terms favorable to the Company were issued.

The net loss available to common stockholders was $9.8 million for the 26 weeks ended August 1, 1998 compared to a net loss available to common stockholders of $8.6 million for the 26 weeks ended August 2, 1997. The increase in net loss for the 26 weeks ended August 1, 1998 is a result of the operating factors cited above.

Liquidity and Capital Resources

Family Bargain Corporation

As of August 1, 1998, Family Bargain Corporation (the "Parent") had outstanding indebtedness in the principal amount of $0.7 million, no material change from its debt obligations at January 31, 1998. The entire $0.7 million outstanding principal amount is due during the next twelve months.

General Textiles, Inc.

On July 31, 1998 the company's two operating subsidiaries, General Textiles and Factory 2-U, Inc., merged to form a new Delaware corporation named General Textiles, Inc. As a result of the merger, the Company and its lender have agreed to amend certain terms and conditions of its revolving credit facility. Under the amended terms and conditions covenants will be reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facility for General Textiles, Inc.

General Textiles, Inc. finances its operations through credit provided by suppliers, amounts borrowed under its $50.0 million revolving credit facility and internally generated cash flow.

General Textiles, Inc. may borrow up to 65% of eligible inventory, as defined, subject to a maximum of $50.0 million of amounts outstanding at any time. As of August 1, 1998, General Textiles, Inc. had $27.0 million outstanding and $8.1 million available to borrow under its revolving credit facility.

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

The new subordinated notes total $3.3 million and bear interest at 9.2% per annum. Principal payments in the amount of $0.2 million are payable on December 31, 1999 and December 31, 2000, with $0.4 million due on December 31, 2001 and December 31, 2002 and a final payment May 28, 2003 for $2.1 million. If any principal balance remains outstanding on April 1, 1999, the interest rate will increase on such date, and thereafter on the first day of each successive calendar quarter by one percent (1%) provided, however, that the interest rate shall not exceed 13.2% per annum.

The new junior subordinated notes total $17.3 million with principal payments at December 31, 1999 and December 31, 2000 for $1.0 million, December 31, 2001 and December 31, 2002 for $2.0 million, December 31, 2003 and December 31, 2004 for $3.0 million and a final payment May 28, 2005 for $5.335 million.

At August 1, 1998, General Textiles was obligated to non-affiliate holders of its subordinated and junior subordinated notes in the face amount of $20.6 million with a carrying value of $13.7 million, of which management estimates principal payments in the amount of approximately $3.3 million will be paid in the next twelve months.

Capital Expenditures

The Company's planned future capital expenditures include costs to open new stores, to renovate and/or relocate existing stores, to expand its central administrative and distribution facilities and to upgrade its information systems. Management believes that future expenditures will be financed from internal cash flow and the revolving credit facilities. Through August 1, 1998 the Company has spent approximately $2.9 million on capital expenditures (including capital leases). The Company anticipates spending approximately $4.0 million during the remainder of the current fiscal year.

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

At August 1, 1998, the Company's total net deferred income tax assets, a significant portion of which relates to NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not likely in light of the Company's recurring losses from operations.

Year 2000 Issue

The Company uses various computer programs that would fail to perform accurately if not replaced before the year 2000 affects any transactions. The Company has selected and is currently implementing a new integrated software package to support future growth and which is capable of addressing the issues associated with the year 2000. As part of its capital expenditure plans previously discussed, the Company anticipates the new software installation in 1998 will cost approximately $2 to $3 million and does not anticipate that conversion issues will materially influence operations or operating results.

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

Date: September 3, 1998




By: /s/  Jonathan W. Spatz
  Name:  Jonathan W. Spatz
 Title:  Executive Vice President and Chief Financial Officer
         (duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number   Description Page

11.1     Computation of per share loss                                     11
27       Financial Data Schedule (for EDGAR filing only)                   12