Form 10-Q/A
period 1998-08-01
FAMILY BARGAIN CORP
filed 1998-09-22
CIK 813775

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
                                                      ==========      ==========

                                   (continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (continued)

                                                       August 1,     January 31,
                                                         1998           1998
                                                      (Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
       Current maturities of long-term debt
              and capital lease obligations          $   4,440        $   4,873
       Accounts payable                                 24,358           19,003
       Accrued expenses                                 13,443           12,587
                                                     ----------       ----------
              Total current liabilities                 42,241           36,463

Revolving credit notes                                  26,991           12,657
Long-term debt, less current maturities                 14,648           12,922
Capital lease and other long-term obligations            2,905            3,306
Deferred rent                                            2,172            2,251
                                                     ----------       ----------
              Total liabilities                         88,957           67,599

Stockholders' equity:

   Series A convertible preferred stock,
     $.01 par value, 4,500,000 shares authorized,
     3,638,690 shares issued and outstanding
     (aggregate liquidation preference of $36,387)
     at August 1, 1998 and January 31, 1998                 36               36

   Series B junior convertible, exchangeable
     preferred stock, $.01 par value,
     40,000 shares authorized,
     35,360 and 33,714 shares issued and outstanding
     (aggregate liquidation preference of $35,360 and
     $33,714) at August 1, 1998 and January 31, 1998,
          respectively                                       -                -

   Common stock, $.01 par value, 80,000,000
          shares authorized, 5,004,122 and 4,929,122
          shares issued and outstanding at August 1,
          1998 and January 31, 1998, respectively           50               49

Stock subscription notes receivable                     (4,087)          (2,115)
Additional paid-in capital                              89,618           85,427
Accumulated deficit                                    (75,954)         (66,179)
                                                     ----------       ----------

              Total stockholders' equity                 9,663           17,218
                                                     ----------       ----------

Total liabilities and stockholders' equity            $ 98,620         $ 84,817
                                                     ==========       ==========

          See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                             13 Weeks Ended
                                                         -----------------------
                                                         August 1,     August 2,
                                                           1998          1997


Net sales                                              $  73,456      $  69,375
Cost of sales                                             48,494         48,155
                                                       ----------     ----------
       Gross profit                                       24,962         21,220

Selling and administrative expenses                       24,330         21,781
Amortization of intangibles                                  590            530
Special charges                                                -          1,750
                                                       ----------     ----------

       Operating income (loss)                                42         (2,841)

Other expense:
       Interest expense                                   (1,094)        (1,329)
                                                       ----------     ----------

Loss before income taxes                                  (1,052)        (4,170)

Income taxes                                                 (25)             -
                                                       ----------     ----------

       Loss before dividends                              (1,077)        (4,170)

Preferred stock dividends - Series A                        (864)          (864)

Preferred stock dividends - Series B                        (728)          (635)
                                                       ----------     ----------

       Net loss available to common stockholders       $  (2,669)     $  (5,669)
                                                       ==========     ==========

Basic and diluted earnings per share:
Net loss per common share                              $   (0.53)     $   (1.15)

Weighted average common shares outstanding                 5,004          4,930




          See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                            26 Weeks Ended
                                                       -------------------------
                                                        August 1,      August 2,
                                                          1998           1997

Net sales                                              $ 139,951      $ 129,811
Cost of sales                                             93,143         89,586
                                                       ----------     ----------
       Gross profit                                       46,808         40,225

Selling and administrative expenses                       45,524         40,339
Amortization of intangibles                                1,179          1,060
Special charges                                            1,500          1,750
                                                       ----------     ----------

       Operating loss                                     (1,395)        (2,924)

Other expense:
       Interest expense                                   (2,372)        (2,606)
                                                       ----------     ----------

Loss before income taxes and
       extraordinary item                                 (3,767)        (5,530)

Income taxes                                                 (99)             -
                                                       ----------     ----------

       Loss before extraordinary item                     (3,866)        (5,530)

Extraordinary item - debt extinguishment
       (less applicable income taxes of $0)               (2,750)             -
                                                       ----------     ----------

       Loss before dividends                              (6,616)        (5,530)

Preferred stock dividends - Series A                      (1,728)        (1,728)

Preferred stock dividends - Series B                      (1,431)        (1,292)
                                                       ----------     ----------

       Net loss available to common stockholders       $  (9,775)     $  (8,550)
                                                       ==========     ==========

Basic and diluted earnings per share:
Loss before extraordinary item                         $   (1.42)     $   (1.75)
Extraordinary item                                     $   (0.55)     $       -
Net loss per common share                              $   (1.97)     $   (1.75)

Weighted average common shares outstanding                 4,967          4,874




          See accompanying notes to consolidated financial statements.

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                             26 Weeks Ended
                                                         -----------------------
                                                         August 1,     August 2,
                                                           1998          1997
 Cash Flows from Operating Activities:
    Loss before dividends                               $  (6,616)    $  (5,530)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                    3,494         2,479
           Debt discount amortization                         881         1,050
           Extraordinary loss on debt extinguishment        2,750             -
           Loss on disposal of equipment                      148             -
           Deferred rent expense                              (79)          235
           Changes in operating assets and liabilities:
                Merchandise inventories                   (11,044)      (10,123)
                Prepaid expenses                           (2,178)         (601)
                Accounts payable and accrued expenses       4,948         5,590
                Other                                         408           954
                                                        ----------    ----------

Net cash used in operating activities                      (7,288)       (5,946)
                                                        ----------    ----------

Cash Flows from Investing Activities:
   Purchase of leasehold improvements
      and equipment                                        (1,979)       (2,952)
                                                        ----------    ----------
Net cash used in investing activities                      (1,979)       (2,952)
                                                        ----------    ----------

Cash Flows from Financing Activities:
   Borrowings on revolving credit notes                   163,854       161,219
   Payments on revolving credit notes                    (149,520)     (154,931)
   Payments on notes payable and capital
      lease obligations                                    (1,977)       (3,158)
   Payment of deferred debt issuance costs                    (46)         (113)
   Net proceeds from issuance of preferred
      stock                                                     -         9,596
   Payment of dividends on Series A preferred stock        (1,728)       (1,728)
                                                        ----------    ----------

Net cash provided by financing activities                  10,583        10,885
                                                        ----------    ----------

                                   (continued)

                   FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Continued)

                                                             26 Weeks Ended
                                                         -----------------------
                                                         August 1,     August 2,
                                                           1998          1997
                                                        ----------    ----------

Net increase in cash                                     $  1,316       $ 1,987

Cash at the beginning of the period                         3,167         3,261
                                                        ----------    ----------

Cash at the end of the period                            $  4,483       $ 5,248
                                                        ==========    ==========
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest               $ 1,243       $ 1,453

   Cash paid during the period for income taxes           $    74       $     -

Supplemental disclosure of non-cash investing activities:

   Capital lease purchases                                $   882       $   649

Supplemental disclosure of non-cash financing activities:

   Series B preferred stock dividends                     $ 1,431       $ 1,292


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

         The new junior subordinated notes total $17.3 million with principal payments at December 31, 1999 and December 31, 2000 for $1.0 million, December 31, 2001 and December 31, 2002 for $2.0 million, December 31, 2003 and December 31, 2004 for $3.0 million and a final payment May 28, 2005 for $5.3 million.

         At August 1, 1998, General Textiles, Inc. was obligated to non-affiliate holders of its subordinated and junior subordinated notes in the face amount of $20.6 million with a carrying value of $13.7 million, of which management estimates principal payments in the amount of approximately $3.3 million will be paid in the next twelve months.

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

The new junior subordinated notes total $17.3 million with principal payments at December 31, 1999 and December 31, 2000 for $1.0 million, December 31, 2001 and December 31, 2002 for $2.0 million, December 31, 2003 and December 31, 2004 for $3.0 million and a final payment May 28, 2005 for $5.3 million.

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

Date: September 18, 1998




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