Form 10-Q/A
period 1998-05-02
FAMILY BARGAIN CORP
filed 1998-09-29
CIK 813775

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

                                     PART I

Item 1.   Financial Statements

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                          May 2,    January 31,
                                                          1998         1998
                                                       (Unaudited)
                  Assets                               -----------  -----------

Current assets:
         Cash                                           $  4,332     $  3,167
         Merchandise inventories                          34,181       29,820
         Prepaid expenses and other assets                 4,233          727
                                                        --------     --------
                  Total current assets                    42,746       33,714

Leasehold improvements and equipment, net                 14,668       15,066
Other assets, net                                          3,063        3,326

Excess of cost over net assets acquired,
        less accumulated amortization of
         $7,336 and $6,935 at May 2, 1998
         and January 31, 1998, respectively               32,310       32,711
                                                        --------     --------
                  Total assets                          $ 92,787     $ 84,817
                                                        ========     ========

                                  (continued)

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (Continued)
                                                         May 2,     January 31,
                                                          1998         1998
                                                       (Unaudited)
Liabilities and Stockholders' Equity                   -----------  -----------

Current liabilities:
       Current maturities of long-term debt
              and capital lease obligations             $  4,773     $  4,873
       Accounts payable                                   18,012       19,003
       Accrued expenses                                   11,436       12,587
                                                        --------     --------
              Total current liabilities                   34,221       36,463

Revolving credit notes                                    27,975       12,657
Long-term debt, less current maturities                   14,499       12,922
Capital lease and other long-term obligations              2,257        3,306
Deferred rent                                              2,232        2,251
                                                        --------     --------
              Total liabilities                           81,184       67,599
                                                        --------     --------
Stockholders' equity:
   Series A convertible preferred stock,
     $.01 par value, 4,500,000 shares authorized,
     3,638,690 shares issued and outstanding
     (aggregate liquidation preference of $36,387)
     at May 2, 1998 and January 31, 1998                      36           36
   Series B junior convertible, exchangeable
     preferred stock, $.01 par value,
     40,000 shares authorized,
     35,360 and 33,714 shares issued and outstanding
     (aggregate liquidation preference of $35,360 and
     $33,714) at May 2, 1998 and January 31, 1998,
     respectively                                              -            -
   Common stock, $.01 par value,
     80,000,000 shares authorized,
     5,004,122 and 4,929,122 shares issued and
     outstanding at May 2, 1998 and January 31, 1998,
     respectively                                             50           49

Stock subscription notes receivable                       (3,865)      (2,115)
Additional paid-in capital                                88,667       85,427
Accumulated deficit                                      (73,285)     (66,179)
                                                        --------     --------
              Total stockholders' equity                  11,603       17,218
                                                        --------     --------
Total liabilities and stockholders' equity              $ 92,787     $ 84,817
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                  FAMILY  BARGAIN  CORPORATION  AND  SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited
                                                            13 Weeks Ended
                                                        ----------------------
                                                          May 2,       May 3,
                                                           1998         1997
                                                       -----------  -----------
Net sales                                               $ 66,495     $ 60,436
Cost of sales                                             44,649       41,431
                                                        --------     --------
       Gross profit                                       21,846       19,005

Selling and administrative expenses                       21,194       18,558
Amortization of intangibles                                  589          530
Special charges                                            1,500            -
                                                        --------     --------
       Operating income                                   (1,437)         (83)

Other expense:
       Interest expense                                   (1,278)      (1,277)
                                                         -------     --------
Loss before income taxes and
       extraordinary item                                 (2,715)      (1,360)

Income taxes                                                 (74)           -
                                                        --------     --------
       Loss before extraordinary item                     (2,789)      (1,360)

Extraordinary item - debt extinguishment
       (less applicable income taxes of $0)               (2,750)           -
                                                        --------     --------
       Loss before dividends                              (5,539)      (1,360)

Preferred stock dividends - Series A                        (864)        (864)

Preferred stock dividends - Series B                        (703)        (657)
                                                        --------     --------
       Net loss available to common stockholders        $ (7,106)    $ (2,881)

Basic and diluted earnings per share:
Loss before extraordinary item                          $  (0.88)    $  (0.60)
Extraordinary item                                      $  (0.56)    $      -
Net loss                                                $  (1.44)    $  (0.60)

Weighted average common shares outstanding                 4,931        4,818


          See accompanying notes to consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                           13 weeks ended
                                                       ------------------------
                                                          May 2,       May 3,
                                                           1998         1997
                                                       -----------  -----------
 Cash Flows from Operating Activities:
    Loss before dividends                               $ (5,539)    $ (1,360)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                    1,732        1,207
          Debt discount amortization                         601          459
          Extraordinary loss on debt modification          2,750            -
          Loss on disposal of equipment                      147            -
          Deferred rent expense                              (19)         132
          Changes in operating assets and liabilities:
             Merchandise inventories                      (4,361)      (9,395)
             Prepaid expenses and other assets            (3,506)      (2,277)
             Accounts payable and accrued expenses        (2,142)       4,205
             Other                                        (1,425)      (2,031)
                                                        --------     --------
Net cash used in operating activities                    (11,762)      (9,060)
                                                        --------     --------
Cash Flows from Investing Activities:
   Purchase of leasehold improvements
      and equipment                                         (504)      (1,370)
                                                        --------     --------
Net cash used in investing activities                       (504)      (1,370)
                                                        --------     --------
Cash Flows from Financing Activities:
   Borrowings on revolving credit notes                   85,170       80,893
   Payments on revolving credit notes                    (69,852)     (75,065)
   Payments on notes payable and capital
      lease obligations                                     (978)      (2,622)
   Payment of deferred debt issuance costs                   (45)         (57)
   Net proceeds from issuance of preferred
      stock                                                    -        9,600
   Payment of dividends on Series A preferred stock         (864)        (864)
                                                        --------     --------
Net cash provided by financing activities                 13,431       11,885
                                                        --------     --------

                                         (continued)

                         FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                       (in thousands)
                                         (Continued)

                                                            13 weeks ended
                                                       ------------------------
                                                          May 2,        May 3,
                                                           1998          1997
                                                       -----------  -----------
Net increase in cash                                    $  1,165      $  1,455

Cash at the beginning of the period                        3,167         3,261
                                                        --------      --------
Cash at the end of the period                           $  4,332      $  4,716
                                                        ========      ========
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest               $  535        $  835

   Cash paid during the period for income taxes           $   74        $    -

Supplemental disclosure of non-cash investing activities:

   Capital lease purchases                                $  333        $    -

Supplemental disclosure of non-cash financing activities:

     Series B preferred stock dividends                   $  703        $  657


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

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued

         The new junior subordinated notes total $17.3 million with principal payments at December 31, 1999 and December 31, 2000 for $1.0 million, December 31, 2001 and December 31, 2002 for $2.0 million, December 31, 2003 and December 31, 2004 for $3.0 million and a final payment
         May 28, 2005 for $5.3 million.

         At May 2, 1998, General Textiles was obligated to non-affiliate holder of its subordinated and junior subordinated notes in the face amount of $20.6 million with a carrying value of $13.4 million, of which management estimates principal payments in the amount of approximately $3.3 million will be paid in the next twelve months.

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

Gross profit was $21.8 million for the 13 weeks ended May 2, 1998 compared to $19.0 million for the 13 weeks ended May 3, 1997, an increase of approximately $2.8 million. As a percentage of sales, gross profit was 32.9% for the 13 weeks ended May 2, 1998 compared to 31.4% for the 13 weeks ended May 3, 1997. The increase in the gross profit margin is primarily attributable to a higher markup.

Selling and administrative expenses were $21.2 million for the 13 weeks ended May 2, 1998 compared to $18.6 million for the 13 weeks ended May 3, 1997, an increase of approximately $2.6 million. As a percentage of sales, selling and administrative expenses increased to 31.9% for the 13 weeks ended May 2, 1998 from 30.7% for the 13 weeks ended May 3, 1997. The increase as a percentage of sales is primarily due to an increase in the minimum wage.

Amortization of intangibles was $0.6 million for the 13 weeks ended May 2, 1998 compared to $0.5 million for the 13 weeks ended May 3, 1997. The increase is attributable to the non-compete payments to the prior president that are slightly higher in the current quarter.

The special charge of $1.5 million represents various expenses incurred in connection with hiring the current President and CEO of General Textiles. Such expenses included a signing bonus, moving expenses, costs to liquidate a former residence, and executive search fees.

Interest expense was $1.3 million for the 13 weeks ended May 2, 1998 and $1.3 million for the 13 weeks ended May 3, 1997.

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

General Textiles may borrow up to 65% of eligible inventory, as defined, subject to a maximum of $35.0 million of amounts outstanding at any time. As of May 2, 1998, General Textiles had $18.4 million outstanding and $4.0 million available to borrow under its revolving credit facility.

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

The new junior subordinated notes total $17.3 million with principal payments at December 31, 1999 and December 31, 2000 for $1.0 million, December 31, 2001 and December 31, 2002 for $2.0 million, December 31, 2003 and December 31, 2004 fo $3.0 million and a final payment May 28, 2005 for $5.3 million.

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

Date: September 24, 1998




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