Form 10-K/A
period 1998-01-31
FAMILY BARGAIN CORP
filed 1998-10-13
CIK 813775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K/A-2

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL PERIOD ENDED JANUARY 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD       TO

                         COMMISSION FILE NUMBER 0-16309
                            ------------------------

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

              (Registrant's Telephone Number, Including Area Code)
                                 (619) 627-1800
                            ------------------------

    Securities registered pursuant to Section 12(b) of the Act:

                                     NAME OF EACH EXCHANGE ON WHICH
       TITLE OF EACH CLASS:                    REGISTERED:
----------------------------------------------------------------------

    Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

                                (Title of Class)

    SERIES A 9 1/2% CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE

                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or fore such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES /X/ NO / /

    At April 17, 1998 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $12,336,000.

    At April 17, 1998 the Registrant had outstanding 4,929,122 shares of Common Stock, $0.01 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                               PART I

Item 1.    Business......................................................................          3
Item 2.    Properties....................................................................          8
Item 3.    Legal Proceedings.............................................................          8
Item 4.    Submission of Matters to a Vote of Security Holders...........................          8

                                              PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........          8
Item 6.    Selected Financial Data.......................................................         10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................         11
Item 8.    Financial Statements and Supplementary Data...................................         20
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..................................................................         21

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant............................         21
Item 11.   Executive Compensation........................................................         23
Item 12.   Security Ownership of Certain Beneficial Owners and Management................         27
Item 13.   Certain Relationships and Related Transactions................................         31

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............         32

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

    Approximately 60% of the Company's sales occur in its third and fourth quarters, during the back-to-school (August and September) and Christmas (November and December) seasons. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Seasonality and Quarterly Fluctuations."

    THE STORES

    As of April 4, 1998 the Company operated 162 stores located in seven western states. Stores are primarily located in rural and lower income suburban communities and, to a lesser extent, in metropolitan areas. Most stores are located in strip shopping centers, where occupancy costs are most favorable. As of January 31, 1998, the number of store locations was as follows:

                                                                                   STRIP
STATE                                                                             CENTER        DOWNTOWN         OTHER
------------------------------------------------------------------------------  -----------  ---------------  -----------
California....................................................................          71             15              6
Arizona.......................................................................          29              4              0
Washington....................................................................           9              2              2
New Mexico....................................................................           8              0              1
Nevada........................................................................           7              0              0
Oregon........................................................................           7              0              1
Texas.........................................................................           3              1              0
                                                                                                       --             --
                                                                                       ---
                                                                                       134             22             10
                                                                                                       --             --
                                                                                                       --             --
                                                                                       ---
                                                                                       ---


STATE                                                                              TOTAL
------------------------------------------------------------------------------     -----
California....................................................................          92
Arizona.......................................................................          33
Washington....................................................................          13
New Mexico....................................................................           9
Nevada........................................................................           7
Oregon........................................................................           8
Texas.........................................................................           4

                                                                                       ---
                                                                                       166

                                                                                       ---
                                                                                       ---

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

    TRADEMARKS

    Except for the trade names "Family Bargain Center" and "Factory 2-U", which are federally registered trademarks, the Company, General Textiles and Factory 2-U do not use any other material trademarks. The Company is not aware of any infringing uses that could materially impair the use of its trademarks.

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

                                                                                                              SERIES A
                                                                                      COMMON STOCK        PREFERRED STOCK
                                                                                  --------------------  --------------------
                                                                                    HIGH        LOW       HIGH        LOW
                                                                                  ---------  ---------  ---------  ---------
FISCAL 1996
First Quarter...................................................................  $    3.22  $    1.56  $    8.50  $    5.63
Second Quarter..................................................................  $    3.13  $    1.75  $    8.38  $    6.88
Third Quarter...................................................................  $    2.56  $    1.38  $    7.44  $    6.75
Fourth Quarter..................................................................  $    2.34  $    1.31  $    8.38  $    6.13

FISCAL 1997
First Quarter...................................................................  $    3.09  $    2.00  $    9.38  $    7.75
Second Quarter..................................................................  $    2.75  $    1.63  $    9.00  $    8.00
Third Quarter...................................................................  $    1.94  $    0.50  $    8.44  $    6.69
Fourth Quarter..................................................................  $    1.75  $    1.00  $    7.94  $    6.25
FISCAL YEAR ENDING JANUARY 30, 1999
First Quarter (through April 17, 1998)..........................................  $    3.09  $    1.28  $    9.63  $    7.13

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

                                                                       FISCAL YEAR ENDED
                                               ------------------------------------------------------------------
                                               JANUARY 31,   FEBRUARY 1,   JANUARY 27,   JANUARY 28,  JANUARY 29,
                                                   1998        1997(2)         1996         1995        1994(1)
                                               ------------  ------------  ------------  -----------  -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
Statement of Operations Data
Net sales....................................  $    300,592  $    252,165  $    179,820   $ 146,520    $  96,496
Operating income (loss)......................         5,097       (27,939)        5,153       2,608        4,547
Income (loss) from continuing operations.....          (129)      (36,564)        1,478        (354)       1,113
Net income (loss)............................          (129)      (37,390)          978       2,656        1,882
Dividends on series A preferred stock........         3,456         3,509         3,040       2,030          200
Dividends on series B preferred stock........         2,661       --            --           --           --
Net income (loss) applicable to common
  stock......................................        (6,246)      (40,899)       (2,062)        626        1,682
Weighted average shares outstanding..........         4,901         4,507         4,006       4,008        3,070
Net income (loss) from continuing operations
  applicable to common stock.................         (1.27)        (8.89)        (0.39)      (0.59)        0.30
Net income (loss) per common share(3)........         (1.27)        (9.07)        (0.51)       0.16         0.55
Diluted net income (loss) per common
  share(3)...................................         (1.27)        (9.07)        (0.51)       0.07         0.47

Operating Data
Number of stores.............................           166           150           131          97           81
Total selling square footage.................     1,788,000     1,567,000     1,367,000     867,000      702,000
Sales per square foot........................           180           172           161         187          133
Comparable store sales growth................           3.4%          5.3%          2.8%        0.9%        17.2%

Balance Sheet Data
Working capital (deficit)....................  $     (2,749) $        248  $      4,314   $  10,098    $   5,731
Total assets.................................        84,817        80,669        87,152      59,905       52,279
Long-term debt and revolving credit notes,
  including current portion..................        29,076        37,894        30,120      17,267       30,491
Stockholders' equity.........................        17,218        11,208        27,717      29,812       10,089

------------------------

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

RESULTS OF OPERATIONS

    The Company defines its fiscal year by the calendar year in which most of the activity occurs (e.g. the year ended January 31, 1998 is referred to as fiscal 1997). The following table sets forth selected statement of operations data expressed as a percentage of net sales for the period indicated:

FISCAL YEAR                                                                        1997       1996       1995
-------------------------------------------------------------------------------  ---------  ---------  ---------
Net sales......................................................................      100.0%     100.0%     100.0%
Cost of sales..................................................................       64.9       67.8       65.2
                                                                                 ---------  ---------  ---------
  Gross profit.................................................................       35.1       32.2       34.8
Selling and administrative expenses............................................       32.1       34.8       31.2
Amortization of intangibles....................................................        0.7        0.8        0.8
Special charges................................................................        0.6        3.6     --
Provision for goodwill impairment..............................................     --            3.3     --
Write off of deferred offering costs...........................................     --            0.8     --
                                                                                 ---------  ---------  ---------
  Operating income (loss)......................................................        1.7      (11.1)       2.8
Interest expense...............................................................        1.7        3.4        2.0
                                                                                 ---------  ---------  ---------
Income (loss) from continuing operations before income taxes...................       (0.0)     (14.5)       0.8
Income taxes...................................................................     --         --         --
Discontinued operations, net of income tax benefit.............................     --           (0.3)      (0.3)
                                                                                 ---------  ---------  ---------
  Net income (loss)............................................................        0.0      (14.8)       0.5
  Preferred dividends..........................................................       (2.1)      (1.4)      (1.7)
                                                                                 ---------  ---------  ---------
  Net loss applicable to common stock..........................................       (2.1%)     (16.2%)      (1.2%)
                                                                                 ---------  ---------  ---------

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

    Gross profit was $105.6 million for fiscal 1997 compared to $81.3 million in fiscal 1996, an increase of $24.3 million. The increase in gross profit was due to the opening of new stores, an increase in comparable store sales and an increase in gross profit as a percentage of sales. As a percentage of sales, gross profit was 35.1% in fiscal 1997 compared to 32.2% in fiscal 1996. The increase in gross profit as a percentage of sales was a result of lower inventory shrinkage due to improved inventory controls and higher initial markups in fiscal 1997 compared to fiscal 1996.

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

    The Company recognized special charges to operations in the aggregate amount of $1.8 million in fiscal 1997 and $9.2 million during fiscal 1996. The fiscal 1997 amount pertains to the separation from the Company of the Former President and CEO, whereas the fiscal 1996 charges relate to terminating contracts with the Former Executives, former directors and consultants and closure of the former executive offices in New York City in connection with the change in control. At the end of fiscal 1997, future payments totaling $1.6 million related to special charges in both fiscal 1996 and 1997 were included in accrued liabilities.

    Interest expense was $5.2 million in fiscal 1997 compared to $8.6 million for fiscal 1996, a decrease of $3.4 million. The decrease was attributable to decreases in the amortization of debt discount related to the Bankruptcy Debt of General Textiles (see Liquidity and Capital Resources--Bankruptcy Debt of General Textiles).

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

    Gross profit was $81.3 million for fiscal 1996 compared to $62.6 million for fiscal 1995, an increase of $18.7 million. Of the total increase, $15.4 million was attributable to the inclusion of a full year of Factory 2-U sales for fiscal 1996 as compared to only 11 weeks for fiscal 1995. The remaining increase in gross profit was due to the opening of new stores, an increase in comparable store sales, the additional week in fiscal 1996, all net of a decrease in gross profit as a percentage of sales. As a percentage of sales, gross profit was 32.2% in fiscal 1996 compared to 34.8% in fiscal 1995. The decrease in gross profit as a percentage of sales was a result of increased markdown activity, higher inventory shrinkage, which the Company believes was primarily related to its integration of Factory 2-U, and the establishment of a markdown allowance related to parking lot sale inventory to be liquidated in the first half of fiscal 1997 ($1.2 million). The higher fiscal 1996 inventory shrinkage led the Company to take steps to improve inventory controls.

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

    The Company recognized special charges to operations as a result of the change in control, in the aggregate amount of $9.2 million during fiscal 1996 related to the termination of employment and benefit contracts of the Former Executives ($7.1 million), the accrual of future lease payments on its former executive offices in New York City ($0.8 million) and costs to cancel contracts with consultants and former directors that were not expected to provide value to the Company in the future ($1.3 million). At the end of fiscal 1996, future payments totaling $1.1 million were included in accrued liabilities.

    The Company recognized a charge to operations in the amount of $8.4 million during fiscal 1996 when it determined it was unlikely Factory 2-U's discounted future cash flows would be sufficient to recover the entire goodwill arising from its acquisition, and therefore that goodwill was impaired.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----
FAMILY BARGAIN CORPORATION
Reports of Independent Public Accountants..................................................................         F-1
Family Bargain Corporation and Subsidiaries Consolidated Balance Sheets as of January 31, 1998 and February
  1, 1997..................................................................................................         F-3
Family Bargain Corporation and Subsidiaries Consolidated Statements of Operations for fiscal years ended
  January 31, 1998, February 1, 1997 and January 27, 1996..................................................         F-4
Family Bargain Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity for fiscal
  years ended January 31, 1998, February 1, 1997 and January 27, 1996......................................         F-5
Family Bargain Corporation and Subsidiaries Consolidated Statements of Cash Flows for fiscal years ended
  January 31, 1998, February 1, 1997 and January 27, 1996..................................................         F-6
Family Bargain Corporation and Subsidiaries Notes to Consolidated Financial Statements.....................         F-7

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

    The following table sets forth certain information regarding each director:

                                                                                                           EXPIRATION OF
NAME                                              AGE                        POSITION                    TERM AS DIRECTOR
--------------------------------------------      ---      --------------------------------------------  -----------------
James D. Somerville.........................          56   Director, Chairman of the Board                        2000
John J. Borer III...........................          39   Director                                               1999
Peter V. Handal.............................          54   Director                                               1998
Ronald Rashkow..............................          56   Director                                               1998
Michael Searles.............................          48   Director, President and Chief Executive                1998
                                                           Officer for General Textiles and Factory 2-U
                                                           (1)
J. William Uhrig............................          36   Director                                               1998
H. Whitney Wagner...........................          41   Director                                               2000
Thomas G. Weld..............................          34   Director                                               2000

------------------------

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

                                                                                                          OFFICER OF THE
                                                                                                        COMPANY AND/OR ITS
NAME                                                          POSITION                        AGE       SUBSIDIARIES SINCE
-------------------------------------------  -------------------------------------------      ---      ---------------------
B. Mary McNabb.............................  Executive Vice President-- Merchandising             49              1990
                                             for General Textiles and Factory 2-U (1)
William F. Cass............................  Executive Vice President -Operations for             48              1996
                                             General Textiles and Factory 2-U (2)
Jonathan W. Spatz..........................  Executive Vice President and Chief                   42              1997
                                             Financial Officer

------------------------

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

                            SUMMARY OF COMPENSATION

    The following table summarizes the compensation earned by the Named Executive Officers during Fiscal 1997, 1996 and 1995. Summary Compensation Table

                                                                                                 LONG TERM
                                                                                                COMPENSATION
                                                                                       ------------------------------
                                                ANNUAL COMPENSATION                                AWARDS
                               ------------------------------------------------------  ------------------------------
                                                                          OTHER          RESTRICTED      SECURITIES       PAYOUTS
                                 FISCAL                                  ANNUAL             STOCK        UNDERLYING        LTIP
NAME AND PRINCIPAL POSITION      YEAR(1)      SALARY      BONUS       COMPENSATION        AWARD(S)      OPTIONS/SARS      PAYOUTS
-----------------------------  -----------  ----------  ----------  -----------------  ---------------  -------------  -------------
James D. Somerville..........        1997   $  137,308  $        0      $  --    (3)      $       0         257,500      $       0
  Chairman of the Board
William F. Cass..............        1997   $  199,038  $   32,500      $  --    (3)      $       0         110,000      $       0
  Executive Vice President--         1996   $  110,769  $        0      $  --    (3)      $       0          10,000      $       0
  Operations for General
  Textiles and Factory 2-U
B. Mary McNabb...............        1997   $  197,596  $   42,500      $  --    (3)      $       0         275,000      $       0
  Executive Vice President--         1996   $  168,846  $        0      $  --    (3)      $       0           7,417      $       0
  Merchandising for General          1995   $  154,372  $   17,832      $  --    (3)      $       0          17,583      $       0
  Textiles and Factory 2-U
Denis LeClair................        1997   $  145,000  $    3,800      $  --    (3)      $       0          32,417      $       0
  Vice President                     1996   $  138,692  $        0      $  --    (3)      $       0               0      $       0
  Divisional Marchandise             1995   $  109,858  $   25,328      $  --    (3)      $       0          17,583      $       0
  Manager for General
  Textiles and Factory 2-U
William W. Mowbray...........        1997   $  388,328  $  125,000      $  --    (3)      $       0         652,500      $       0
  Former President and Chief         1996   $  332,078  $        0      $  --    (3)      $       0          10,000      $       0
  Executive Officer(4)               1995   $  260,345  $  224,852      $  --    (3)      $       0         100,000      $       0
Michael Searles..............        1997   $        0  $        0      $       0         $       0               0      $       0
  President and Chief
  Executive
  Officer of General Textiles
  and Factory 2-U(5)
Jonathan W. Spatz............        1997   $  139,423  $   65,000      $  --    (3)      $       0         120,000      $       0
Executive Vice President
and Chief Financial
Officer(6)

                                ALL OTHER
                                 COMPEN-
NAME AND PRINCIPAL POSITION     SATION(2)
-----------------------------  -----------
James D. Somerville..........   $       0
  Chairman of the Board
William F. Cass..............   $   3,900
  Executive Vice President--    $       0
  Operations for General
  Textiles and Factory 2-U
B. Mary McNabb...............   $    1042
  Executive Vice President--    $     900
  Merchandising for General     $     789
  Textiles and Factory 2-U
Denis LeClair................   $     870
  Vice President                $     549
  Divisional Marchandise        $     723
  Manager for General
  Textiles and Factory 2-U
William W. Mowbray...........   $     900
  Former President and Chief    $     900
  Executive Officer(4)          $     410
Michael Searles..............   $       0
  President and Chief
  Executive
  Officer of General Textiles
  and Factory 2-U(5)
Jonathan W. Spatz............   $   3,398
Executive Vice President
and Chief Financial
Officer(6)

------------------------

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

                              POTENTIAL REALIZABLE

                                                                                                VALUE AT ASSUMED
                                 NUMBER OF                                                      ANNUAL RATES OF
                                SECURITIES      % OF TOTAL          INDIVIDUAL GRANTS             STOCK PRICE
                                UNDERLYING     OPTIONS/SARS    ----------------------------     APPRECIATION FOR
                               OPTIONS/SARS     GRANTED TO     EXERCISE OF                      OPTION TERM (1)
                                  GRANTED      EMPLOYEES IN    BASE PRICE                    ----------------------
NAME                                (#)         FISCAL YEAR      ($/SH)     EXPIRATION DATE    5%($)       10%($)
-----------------------------  -------------  ---------------  -----------  ---------------  ----------  ----------
William F. Cass..............      110,000            4.05%     $    2.25         4/3/2002   $   68,200  $  150,700
Danis LeClair................       32,417            1.20%     $    2.25         4/3/2002   $   20,099  $   44,411
B. Mary McNabb...............      275,000           10.13%     $    2.25         4/3/2002   $  170,500  $  376,750
William W. Mowbray...........      652,500           24.08%     $    2.25         4/3/2002   $  404,550  $  893,925
Michael Searles..............            0               0%     $       0         --         $        0  $        0
James D. Somerville..........      257,500            9.48%     $    2.25         4/3/2002   $  159,650  $  352,775
Jonathan W. Spatz............      120,000            4.42%     $    2.25        6/24/2002   $   55,200  $  140,400

------------------------

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

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            FY-END OPTION/SAR VALUES

                                                                                                      NUMBER OF
                                                                                                     SECURITIES         VALUE OF
                                                                                                     UNDERLYING        UNEXERCISED
                                                                                                     UNEXERCISED      IN-THE-MONEY
                                                                                                    OPTIONS/SARS      OPTIONS/ SARS
                                                                                                    AT FY END(#)      AT FY END($)
                                                    SHARES ACQUIRED                                 EXERCISABLE/      EXERCISABLE/
NAME                                                  ON EXERCISE         VALUE REALIZED ($)        UNEXERCISABLE     UNEXERCISABLE
-----------------------------------------------  ---------------------  -----------------------  -------------------  -------------
William F. Cass................................                0                       0               0/120,000       $   0/1,560
Denis LeClair..................................                0                       0                0/50,000       $   0/2,374
B. Mary McNabb.................................                0                       0               0/300,000       $   0/3,900
William W. Mowbray.............................                0                       0               0/762,500       $  0/17,160
Michael Searles................................                0                       0                     0/0       $       0/0
James D. Somerville............................                0                       0               0/257,500       $       0/0
Jonathan W. Spatz..............................                0                       0               0/120,000       $       0/0

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

    (a) Security Ownership of Certain Beneficial Owners.

                                                           COMMON STOCK              SERIES B PREFERRED
                                                    --------------------------  ----------------------------
NAME AND ADDRESS                                      NUMBER        PERCENT       NUMBER         PERCENT
OF BENEFICIAL OWNER(1)                               OF SHARES    OF CLASS(2)    OF SHARES     OF CLASS(3)
--------------------------------------------------  -----------  -------------  -----------  ---------------
Three Cities Fund II L.P.(5)......................     231,198           4.7         6,665           19.8
Three Cities Offshore II C.V.(6)..................     390,978           7.9        11,272           33.4
TCR Offshore Associates L.P.(6)...................     390,978           7.9        11,272           33.4
TCR Associates L.P.(5)............................     231,198           4.7         6,665           19.8
Willem F.P. de Vogel..............................     231,198           4.7         6,665           19.8
Quilvest American Equity, Ltd.(7).................     763,984          14.0         4,484           13.3
Craigmuir Chambers................................
P.O. Box 71, Road Town
Tortola, British Virgin Islands
Kennedy Capital Management, Inc.(8)...............     620,708          12.0         2,580            7.6
10829 Olive Blvd.
St. Louis, MO 63141
Wynnefield Group(9)...............................     278,000          5.64        --             --
c/o Mr. Nelson Obus
One Penn Plaza--Suite 4720
New York, NY 10119
Bank of New York(10)..............................      --            --             2,243            6.7
as Trustee for
Employees Retirement Plan of
Brooklyn Union Gas Co.

                                                          PERCENT OF
                                                           AGGREGATE
                                                         VOTING POWER
                                                              OF
                                                         COMMON STOCK
NAME AND ADDRESS                                              AND
OF BENEFICIAL OWNER(1)                               SERIES B PREFERRED(4)
--------------------------------------------------  -----------------------
Three Cities Fund II L.P.(5)......................              16.5
Three Cities Offshore II C.V.(6)..................              27.9
TCR Offshore Associates L.P.(6)...................              27.9
TCR Associates L.P.(5)............................              16.5
Willem F.P. de Vogel..............................              16.5
Quilvest American Equity, Ltd.(7).................              13.4
Craigmuir Chambers................................
P.O. Box 71, Road Town
Tortola, British Virgin Islands
Kennedy Capital Management, Inc.(8)...............               8.6
10829 Olive Blvd.
St. Louis, MO 63141
Wynnefield Group(9)...............................               1.2
c/o Mr. Nelson Obus
One Penn Plaza--Suite 4720
New York, NY 10119
Bank of New York(10)..............................               5.2
as Trustee for
Employees Retirement Plan of
Brooklyn Union Gas Co.

------------------------

(1) Except as otherwise indicated, the address of the Beneficial Owners is c/o Three Cities Research, Inc., 135 East 57 Street, New York, NY 10022. For information concerning the beneficial ownership of shares by Messrs. J. William Uhrig, H. Whitney Wagner and Thomas G. Weld, see the following table concerning Security Ownership of Directors, et al.

(2) The percent of the class is calculated pursuant to Rule 13d-3 ("Rule 13d-3") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on 4,929,122 shares outstanding on January 31, 1998.

(3) The percent of the class is calculated pursuant to Rule 13d-3, based on 33,714 shares outstanding on January 31, 1998.

(4) The percent of aggregate voting power is equal to a fraction, the numerator of which is the sum of (a) the number of outstanding shares of Common Stock held by such Beneficial Owner and (b) the number of votes attributable to the shares of Series B Preferred held by such Beneficial Owner (calculated by multiplying the number of such shares by 526.093), and the denominator of which is the sum of (a) the number of shares of Common Stock outstanding and
    (b) the total number of votes attributable to the 33,714 shares of Series B Preferred outstanding (calculated by multiplying the number of such shares by 526.093).

(5) Information obtained from Schedule 13D/A, filed with the Securities and Exchange Commission (the "SEC") on April 7, 1997 by Three Cities Fund II L.P. ("Fund II"), TCR Associates L.P. ("TCR Associates"), Willem F.P. de Vogel and Thomas G. Weld. All shares are held by Fund II. TCR Associates, as general partner of Fund II, and Mr. de Vogel, as general partner of TCR Associates, are each deemed, pursuant to Rule 13d-3, to have beneficial ownership of all shares held by Fund II. Fund

    II, TCR Associates and Mr. de Vogel all report shared voting power and shared dispositive power with respect to such shares. With regard to information concerning the beneficial ownership of shares of Mr. Thomas G. Weld, see the following table concerning Security Ownership of Directors, et al.

(6) Information obtained from Schedule 13D/A, filed with the SEC on April 4, 1997 by Three Cities Offshore II C.V. ("Offshore II"), TCR Offshore Associates L.P. ("Offshore Associates"), J. William Uhrig and H. Whitney Wagner. All shares are held by Offshore II. Offshore Associates as general partner of Offshore II is deemed, pursuant to Rule 13d-3, to have beneficial ownership of all shares held by Offshore II. Offshore II and Offshore Associates report shared voting power and shared dispositive power with respect to such shares. With regard to information concerning the beneficial ownership of shares by Messrs. J. William Uhrig and H. Whitney Wagner, see the following table concerning Security Ownership of Directors, et al.

(7) Information obtained from Schedule 13D, filed with the SEC on March 9, 1998 by Quilvest American Equity, Ltd. ("QAE"). The ownership of the Common Stock includes 538,440 shares of Common Stock issuable upon conversion of 210,000 shares of Series A Preferred at a rate of conversion of 2.564 shares of Common Stock for each share of Series A Preferred.

(8) The ownership of the Common Stock includes 248,708 shares of Common Stock issuable upon conversion of 97,000 shares of Series A Preferred.

(9) Information obtained from Schedule 13D, filed with the SEC on November 7, 1997 by Wynnefield Partners Small Cap Value, L.P. (the "Partnership"), Wynnefield Small Cap Value Offshore Fund, Ltd. (the "Fund") and Wynnefield Partners Small Cap Value, L.P. I (the "Partnership I", and, collectively with the Partnership and the Fund, the "Wynnefield Group"). Wynnefield Capital Management, LLC, a New York limited liability company ("WCM"), is the general partner of the Partnership and the Partnership I. Messrs. Nelson Obus, Joshua Landes and Robert Melnick are the managing members of WCM and the principal executive officers of Wynnefield Capital, Inc., the investment manager of the Fund. Pursuant to Rule 13d-4, Messrs. Obus, Landes and Melnick disclaim beneficial ownership of any shares owned by the Wynnefield Group and disclaim membership in the Wynnefield Group with respect to the shares for the purposes of Sections 13(d) and 13(g) of the Exchange Act.

(10) Information obtained from Exhibits 3 and 4 of Schedule 13D/A filed with the SEC by Terfin International, Ltd. on April 4, 1997. Bank of New York's address is not specified in such filing.

(b) Security Ownership of Directors, Named Executive Officers and Executive Officers and Directors as a Group.

                                                                                                                PERCENT OF
                                                                                                                 AGGREGATE
                                                                                                               VOTING POWER
                                                           COMMON STOCK            SERIES B PREFERRED               OF
                                                     -------------------------  ------------------------       COMMON STOCK
NAME OF                                                NUMBER       PERCENT       NUMBER       PERCENT              AND
DIRECTOR/OFFICER                                     OF SHARES    OF CLASS(1)    OF SHARES   OF CLASS(2)   SERIES B PREFERRED(3)
---------------------------------------------------  ----------  -------------  -----------  -----------  -----------------------
John J. Borer III..................................     255,569           (4)          4.9           90                  *
                                                            1.3
William F. Cass....................................      --           --                50            *                  *
Peter V. Handal....................................      41,697           (5)            *          250                * *
Denis LeClair......................................      --           --            --           --                 --
B. Mary McNabb.....................................      12,500            *           200            *                  *
William W. Mowbray(6)..............................      --           --               500          1.5                  *
Ronald Rashkow.....................................     101,900           (7)          2.0          350                 (8)
                                                            1.0          1.3
James D. Somerville................................      19,000            *           750          2.2                  *
Jonathan W. Spatz..................................      --           --               250            *                  *
Michael Searles(9).................................      --           --            --           --                 --
J. William Uhrig(10)(11)...........................     399,952          8.1        11,272         33.4               27.9
H. Whitney Wagner(10)..............................     390,978          7.9        11,272         33.4               27.9
Thomas G. Weld(12).................................     238,890          4.8         6,665         19.9               16.5
Officers and Directors as a Group..................   1,069,508          (13)         20.1       20,377
                                                           60.4         51.1

------------------------

*   Less than 1%.

(1) The percent of the class is calculated pursuant to Rule 13d-3, based on 4,929,122 shares outstanding on January 31, 1998.

(2) The percent of the class is calculated pursuant to Rule 13d-3, based on 33,714 shares outstanding on January 31, 1998.

(3) The percent of the aggregate voting power is equal to a fraction, the numerator of which is the sum of (a) the number of outstanding shares of Common Stock held by such Director or Officer and (b) the number of votes attributable to the shares of Series B Preferred held by such Director or Officer (calculated by multiplying the number of such shares by 526.093), and the denominator of which is the sum of (a) the number of shares of Common Stock outstanding and (b) the total number of votes attributable to the 33,714 shares of Series B Preferred outstanding (calculated by multiplying such number of shares by 526.093).

(4) Includes 23,750 shares which Mr. Borer has a right to acquire within 60 days through the exercise of stock options; 15,896 shares of Common Stock issuable upon conversion of 6,200 shares of Series A Preferred; and 212,812 shares issuable upon conversion of 83,000 shares of Series A Preferred which Mr. Borer has the right to acquire within 60 days through the exercise of a warrant.

(5) Includes 3,750 shares which Mr. Handal has a right to acquire within 60 days through the exercise of stock options and 37,947 shares issuable upon conversion of 14,800 shares of Series A Preferred held by Mr. Handal.

(6) Mr. Mowbray resigned from his position as President and Chief Executive Officer of the Company in August 1, 1997.

(7) Includes 11,000 shares of Common Stock held by members of Mr. Rashkow's family; 64,612 shares of Common Stock issuable upon conversion of 25,200 shares of Series A Preferred held by Mr. Rashkow; 11,538 shares of Common Stock issuable upon conversion of 4,500 shares of Series A Preferred held by members of Mr. Rashkow's family; and 3,750 shares which Mr. Rashkow may acquire within 60 days through the exercise of stock options.

(8) Includes 250 shares of Series B Preferred held by members of Mr. Rashkow's family.

(9) Mr. Searles was appointed Chief Executive Officer of General Textiles and Factory 2-U in March 1998.

(10) Information obtained from Schedule 13D/A, filed with the SEC on April 4, 1997 by Offshore II, Offshore Associates, and Messrs. Uhrig and Wagner. All shares are held by Offshore II. Messrs. Uhrig and Wagner, in their capacity as general partners of Offshore Associates, the general partner of Offshore II, are deemed, pursuant to Rule 13d-3, to have beneficial ownership of all shares held by Offshore II. Messrs. Uhrig and Wagner both report shared voting power and shared dispositive power with respect to such shares.

(11) Mr. Uhrig's beneficial ownership also includes 8,974 shares issuable upon conversion of 3,500 shares of Series A Preferred held directly by Mr. Uhrig.

(12) Information obtained from Schedule 13D/A, filed with the SEC on April 7, 1997 by Fund II, TCR Associates and Messrs. de Vogel and Weld. All shares are held by Fund II. Mr. Weld, in his capacity as general partner of TCR Associates, the general partner of Fund II, is deemed, pursuant to Rule 13d-3, to have beneficial ownership of all shares held by Fund II. Mr. Weld reports shared voting power and shared dispositive power with respect to such shares. Mr. Weld's beneficial ownership also includes 7,692 shares issuable upon conversion of 3,000 shares of Series A Preferred held directly by Mr. Weld.

(13) Includes 31,250 shares of Common Stock which Officers and Directors of the Company have the right to acquire within 60 days through the exercise of stock options; 146,660 shares of Common Stock issuable upon conversion of 57,200 shares of Series A Preferred held by Officers and Directors of the Company; and 212,812 shares of Common Stock issuable upon conversion of 83,000 shares of Series A Preferred which Mr. Borer has a right to acquire within 60 days through the exercise of a warrant.

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

    2) Exhibits:

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
       2.1   Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code of FBS Holdings,
             Inc. and General Textiles, d/b/a Family Bargain Centers (Family Bargain) included in First Amended
             Disclosure Statement (2-Exhibit 2.1)
       2.3   Stock Purchase Agreement, dated June 10, 1993, by and between Diversified Retail Services, Inc.
             (Retail) and MKI Holding Corp. (4-Exhibit 2)
       2.4   Securities Purchase Agreement dated December 30, 1996 among Family Bargain Corporation and the
             Purchasers (11-Exhibit 2.4)
       3.1   Restated Certificate of Incorporation of the Registrant (1-Exhibit 3.1)
       3.2   Amendments to the Restated Certificate of Incorporation of the Registrant (6-Exhibit 3.2)
       3.3   Amended and Restated By-Laws of the Registrant (6-Exhibit 3.4)
       4.1   Form of Certificate of Designation of Series A 9% Cumulative Preferred Stock (6- Exhibit 4.1)
       4.2   Special Series A 9% Cumulative Convertible Preferred Stock (6-Exhibit 4.3)
       4.3   Specimen Common Stock Certificate (1-Exhibit 4.2)
       4.4   Specimen Class C Redeemable Common Stock Purchase Warrant Certificate (1-Exhibit 4.3)
       4.5   Specimen Class D Redeemable Common Stock Purchase Warrant Certificate (1-Exhibit 4.4)
       4.6   Certificate of Designations of the Series C Convertible Preferred Stock (6- Exhibit 4.8(a))
       4.7   Certificate of Correction of the Certificate of Designations of the Series C Convertible Preferred
             Stock (6-Exhibit 4.8(b))
       4.8   Certificate of Designations of the Series D Convertible Preferred Stock (6- Exhibit 4.9(a))
       4.9   Certificate of Correction of the Certificate of Designations of the Series D Convertible Preferred
             Stock (6-Exhibit 4.9(b))
      4.10   Indenture, dated as of May 1993, between General Textiles and IBJ Schroder Bank & Trust Company
             (included in Exhibit 2.1 above)
      4.11   General Textiles Subordinated Notes Due 2003 (included in Exhibit 2.1 above)
      4.12   Subordinated Reorganization Note Agreement, dated as of May 28, 1993, among General Textiles,
             Berkeley Atlantic Income Limited, Govett American Endeavor Fund Limited and London Pacific Life &
             Annuity Company (included in Exhibit 2.1 above)
      4.13   Junior Subordinated Reorganization Note Agreement, dated as of May 1993, among General Textiles,
             Berkeley Atlantic Income Limited, Govett American Endeavor Fund Limited and London Pacific Life &
             Annuity Company (included in Exhibit 2.1 above)
      4.14   Rights Agreement dated as of November 27, 1995 between the Registrant and Corporate Stock Transfer,
             Inc. (8-Exhibit 1)
      4.15   Certificate of Designations of the Series A Junior Participating Preferred Stock (included in Exhibit
             4.14 above)
      4.16   Certificate of Designations of Series B Junior Convertible, Exchangeable Preferred Stock. (11-Exhibit
             4.16)

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.1   Agreement, dated March 31, 1994, among Registrant, Bastian Holdings, Inc., Kabushi Investments
             Limited and Michael A. Gibbs (6-Exhibit 10.1)
      10.2   Agreement, dated as of March 16, 1994, among Registrant, DRS Apparel, Inc., L'Ancresse Holdings,
             Ltd., Kabushi Investments Ltd. and Bastian Holdings, Inc. (6-Exhibit 10.2)
      10.3(a) Stock Purchase Agreement, dated as of December 13, 1991, between the Hanover Partnership and the
             Registrant, incorporated by reference to Exhibit 1 of the Statement on Schedule 13D, filed on January
             13, 1992 by Bastian Holdings, Kabushi et al. with respect to the Common Stock of the Registrant (the
             Bastian Holdings 13D)
      10.3(b) Assignment, dated as of January 2, 1992, by the Hanover Partnership in favor of Bastian Holdings and
             Kabushi, incorporated by reference to Exhibit 5 to the Bastian Holdings 13D
      10.3(c) Amendment, dated as of March 8, 1992, between the Hanover Partnership and the Registrant, incorporated by reference to Exhibit 1 to Amendment No. 1 to the Bastian Holdings 13D, filed on March
             18, 1992
      10.3(d) Amendment No. 2 to Stock Purchase Agreement, dated as of April 20, 1992, among the Hanover
             Partnership, Bastian Holdings, Kabushi, Michael A. Gibbs and the Registrant (3-Exhibit 10.5(d))
      10.3(e) Amendment No. 3 to Stock Purchase Agreement, dated June 30, 1992, among the Hanover Partnership,
             Bastian Holdings, Kabushi, Michael A. Gibbs and the Registrant (1-Exhibit 10.5(e))
      10.3(f) Assignment, dated as of January 3, 1992, by the Registrant in favor of DRE (1-Exhibit 10.5(f))
      10.4(a) Employment Agreement, dated as of April 24, 1992, among the Registrant, C-B/Murray and Benson A.
             Selzer (1-Exhibit 10.6(a))
      10.4(b) Amendment to Employment Agreement, dated as of June 16, 1992, among the Registrant, C-B/Murray,
             Mandel-Kahn and Benson A. Selzer (1-Exhibit 10.6(b))
      10.5(a) Employment Agreement, dated as of April 24, 1992, among the Registrant, C-B/Murray and Joseph Eiger
             (1-Exhibit 10.7(a))
      10.5(b) Amendment to Employment Agreement, dated as of June 16, 1992, among the Registrant, C-B/Murray,
             Mandel-Kahn and Joseph Eiger (1-Exhibit 10.7(b))
      10.6   Consulting Agreement, dated January 1, 1996, between Joel Mandel and General Textiles (10-Exhibit
             10.6)
      10.7   Employment Agreement, dated as of August 1, 1995, between General Textiles and William Mowbray
             (10-Exhibit 10.7)
      10.7(a) Separation Agreement, dated as of August 1, 1997, between General Textiles and William Mowbray
             (13-Exhibit 10.4)
      10.8   Employment Agreement, dated as of August 21, 1995, between General Textiles and Kevin P. Frabotta
             (10-Exhibit 10.8)
      10.8(a) Advisory Agreement dated as of November 1, 1995 between the Registrant and H. Jurgen Schlichting
             (10-Exhibit 10.8(a))
      10.9(a) Management Agreement, dated May 28, 1993, among DRS Apparel, Inc., General Textiles and Transnational
             Capital Ventures, Inc. (6-Exhibit 10.9 (a))
      10.9(b) Assignment (of Management Agreement), dated January 28, 1994, among DRS Apparel, Inc., General
             Textiles and Transnational Capital Ventures, Inc. (6-Exhibit 10.9(b))
     10.10(a) Amended and Restated Loan and Security Agreement, dated as of October 14, 1993, between General
             Textiles and Guilford Investments, Inc. (6-Exhibit 10.10(a))
     10.10(b) First Amendment to Amended and Restated Loan and Security Agreement (6-Exhibit 10.10(b))
     10.11   Option Agreement, dated January 28, 1994, between Registrant and Guilford Investments, Inc.
             (6-Exhibit 10.11)

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.12   Agreement, dated January 28, 1994, between Registrant and Guilford Investments, Inc. (6-Exhibit
             10.12)
     10.13   Federal Income Tax Allocation Agreement, dated May 28, 1993, between Registrant and General Textiles
             (6-Exhibit 10.13)
     10.14   Amended and Restated Loan and Security Agreement, dated as of October 14, 1993 Westinghouse Electric
             Corporation and General Textiles (6-Exhibit 10.14)
     10.15   Loan and Security Agreement, dated as of October 14, 1993, between General Textiles and Greyhound
             Financial Capital Corporation (6-Exhibit 10.15)
     10.15(a) Amendment No. 1 to Loan and Security Agreement, dated as of July 14, between General Textiles and
             Greyhound Financial Capital Corporation (7-10.15(3))
     10.15(b) Amendment No. 5 to Loan and Security Agreement, dated April 18, between General Textiles and Finova
             Capital Corporation (10-10.15(b))
     10.15(c) Amendment No. 6 to Loan and Security Agreement, dated July 10, 1996, between General Textiles and
             Finova Capital Corporation (11-Exhibit 10.15(c))
     10.15(d) Amendment No. 7 to Loan and Security Agreement, dated December 31, 1996, between General Textiles and
             Finova Capital Corporation (11-Exhibit 10.15(d))
     10.15(e) Amendment No. 8 to Loan and Security Agreement, dated April 23, 1997, between General Textiles and
             Finova Capital Corporation (12-Exhibit 10.2(a))
     10.15(f) Amendment No. 9 to Loan and Security Agreement, dated May 30, 1997, between General Textiles and
             Finova Capital Corporation (12-Exhibit 10.2(b))
     10.15(g) Amendment No. 10 to Loan and Security Agreement, dated September 24, 1997, between General Textiles and Finova Capital Corporation (13-Exhibit 10.2)
     10.16   Second Amended and Restated Senior Secured Term Note (6-Exhibit 10.16)
     10.17   Amended and Restated Revolving Credit Note, dated October 14, 1993 from General Textiles in favor of
             Westinghouse Electric Corporation (6-Exhibit 10.17)
     10.18   Intercreditor, Standstill and Subordination Agreement, dated as of October 14, 1993, among Greyhound
             Financial Capital Corporation, Westinghouse Electric Corporation, Guilford Investments Inc. and
             General Textiles (6-Exhibit 10.18)
     10.19   Stock Pledge Agreement, dated as of October 14, 1993, between DRS Apparel, Inc. and Greyhound
             Financial Corporation (6-Exhibit 10.19)
     10.20   Purchase and Sale Agreement, dated as of December 28, 1993, between Guilford Investments, Inc. and
             Westinghouse Electric Corporation (6-Exhibit 10.20)
     10.21   Assignment and Assumption Agreement, dated December 29, 1993, between Guilford Investments, Inc. and
             Westinghouse Electric Corporation (6-Exhibit 10.21)
     10.22(a) Stock Option Agreement, dated September 20, 1991, among Transnational Capital Ventures, Inc. (TCV), the Selzer Group, Inc. (TSG) and the stockholders of Mandel-Kahn (3-Exhibit 10.14(a))
     10.22(b) Consent, dated as of December 11, 1991, among TCV, TSG and the stockholders of Mandel-Kahn (3-Exhibit
             10.14(b))
     10.22(c) First Amendment to Stock Option Agreement, effective as of January 7,1992, among TCV, TSG and the stockholders of Mandel-Kahn (3-Exhibit 10.14(c))
     10.22(d) Assignment of Contract, dated June 15, 1992, from TCV and TSG to MKI Acquisition (5-Exhibit 4)
     10.22(e) Amendment No. 2 to Stock Option Agreement, dated as of June 16, 1992, among TCV, TSG, Mandel-Kahn and the stockholders of Mandel-Kahn (5-Exhibit 5)
     10.22(f) Notice of Exercise, dated June 16, 1992, from MKI Acquisition to the stockholders of Mandel-Kahn
             (5-Exhibit 6)
     10.23   Stock Purchase Agreement, dated June 10, 1993, between Registrant and MKI Holding Corp. (6-Exhibit
             10.23)

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.24   Agreement and Plan of Merger, dated as of February 25, 1993, among Batra, Inc., L'Ancresse Holdings,
             Ltd., Kabushi Investments, Ltd., Bastian Holdings, Inc., Registrant and DRS Apparel, Inc. (6- Exhibit
             10.24)
     10.25(a) Agreement, dated April 10, 1992, by and among Myrtle Services (Overseas) Limited, Harold Chaffe and
             DRE (3-Exhibit 10.16(a))
     10.25(b) Pledge Agreement, dated April 10, 1992, between DRE and the Trustees of the Erin Settlement
             (3-Exhibit 10.16(b))
     10.25(c) Promissory Note, dated April 10, 1992, by DRE to the Trustees of the Erin Settlement (3-Exhibit
             10.16(c))
     10.25(d) Amendment to Pledge Agreement, dated as of July 22, 1992, between DRE and the Trustees of the Erin
             Settlement (1-Exhibit 10.16(d))
     10.26(a) Sale Agreement, dated as of March 1, 1993, between DRE and the Trustees (2-Exhibit 10.23(a))
     10.26(b) Pledge Agreement, dated as of March 1, 1993, between DRE and the Trustees (2-Exhibit 10.23(b))
     10.27(a) Stock Purchase Agreement, dated as of August 29, 1995, among the Registrant, certain shareholders of
             Capin Mercantile Corporation and Sellers Agent (F2U Sellers) (8-Exhibit 10.1)
     10.27(b) Amendment to Stock Purchase Agreement, dated November 10, 1995, between the Registrant and F2U
             Sellers (8-Exhibit 10.2)
     10.30(a) Loan and Security Agreement dated November 13, 1995 between Factory 2-U and Finova Capital
             Corporation (10-Exhibit 10.30(a))
     10.30(b) Amendment No. 1 to Loan and Security Agreement, dated April 18, 1996, between Factory 2-U, Inc. and
             Finova Capital Corporation (10-Exhibit 10.30(b))
     10.30(c) Amendment No. 2 to Loan and Security Agreement, dated April 22, 1996between Factory 2-U and Finova
             Capital Corporation (11-Exhibit 10.3(c))
     10.30(d) Amendment No. 3 to Loan and Security Agreement, dated July 10, 1996between Factory 2-U and Finova
             Capital Corporation (11-Exhibit 10.3(d))
     10.30(e) Amendment No. 4 to Loan and Security Agreement, dated December 31, 1996between Factory 2-U and Finova
             Capital Corporation (11-Exhibit 10.3(e))
     10.30(f) Amendment No. 5 to Loan and Security Agreement, dated April 23, 1997between Factory 2-U and Finova
             Capital Corporation (12-Exhibit 10.1(a))
     10.30(e) Amendment No. 6 to Loan and Security Agreement, dated May 30, 1997between Factory 2-U and Finova
             Capital Corporation (12-Exhibit 10.1(b))
     10.30(f) Amendment No. 7 to Loan and Security Agreement, dated May 30, 1997between Factory 2-U and Finova
             Capital Corporation (13-Exhibit 10.1)
     10.30(g) Modifications to Loan and Security Agreement, dated August 28, 1997between Finova Capital Corporation and both General Textiles and Factory 2-U (12-Exhibit 10.6)
     10.33   Acknowledgement and Reaffirmation (Re: Affiliate Debt, Management Fees, Intercreditor Agreement)
             dated as of April 23, 1997, between Family Bargain Corporation and Finova Capital Corporation
             (12-Exhibit 10.3(a))
     10.33(a) Acknowledgement and Reaffirmation (Re: Affiliate Debt, Management Fees, Intercreditor Agreement)
             dated as of May 30, 1997, between Family Bargain Corporation and Finova Capital Corporation
             (12-Exhibit 10.3(b))
     10.33(b) Acknowledgement and Reaffirmation (Re: Affiliate Debt, Management Fees, Intercreditor Agreement)
             dated as of September 24, 1997, between Family Bargain Corporation and Finova Capital Corporation
             (13-Exhibit 10.3)
     10.40   Subordination and Standill Agreement (Re: $6.35 MM Debt), dated as of May 30, 1997, between Family
             Bargain Corporation and Finova Capital Corporation (12-Exhibit 10.4)

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.50   Subordinated Promissory Note ($6.35 MM), dated as of April 30, 1997 between General Textiles and
             Family Bargain Corporation (12-Exhibit 10.5)
      11.1   Computation of per share loss
        21   List of the Registrant's Subsidiaries (10-Exhibit 21)
        27   Financial Data Schedule

------------------------

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                                FAMILY BARGAIN CORPORATION

                                BY:            /S/ JONATHAN W. SPATZ
                                     -----------------------------------------
                                                 Jonathan W. Spatz
                                              EXECUTIVE VICE PRESIDENT

    Dated: October 1, 1998

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

                                          KPMG PEAT MARWICK LLP

San Diego, California
April 11, 1997

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                          JANUARY 31,  FEBRUARY 1,
                                                                                             1998         1997
                                                                                          -----------  -----------
ASSETS
Current assets:
  Cash..................................................................................   $   3,167    $   3,261
  Merchandise inventory.................................................................      29,820       29,118
  Prepaid expenses and other............................................................         727          939
    Total current assets................................................................      33,714       33,318
Leasehold improvements and equipment, at cost, net of accumulated depreciation and
  amortization (Note 5).................................................................      15,066       10,714
Other assets (Note 6)...................................................................       3,326        2,323
Excess of cost over net assets acquired, less accumulated amortization of $6,935 and
  $5,332 at January 31, 1998 and February 1, 1997, respectively (Note 2)................      32,711       34,314
    Total assets........................................................................   $  84,817    $  80,669
                                                                                          -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital leases (Notes 8 and 10)..............   $   4,873    $   5,748
  Accounts payable......................................................................      19,003       17,491
  Accrued expenses (Note 7).............................................................      12,587        9,831
      Total current liabilities.........................................................      36,463       33,070
Revolving credit notes (Note 8).........................................................      12,657       17,887
Long-term debt (Note 8).................................................................      12,922       14,422
Capital lease and other long-term obligations (Note 10).................................       3,306        1,984
Deferred rent (Note 10).................................................................       2,251        2,098
      Total liabilities.................................................................      67,599       69,461
Commitments and contingencies (Notes 4, 8, 10, 11 and 15)
Stockholders' equity (Notes 11 and 12):
  Series A convertible preferred stock, $0.01 par value, 4,500,000 shares authorized,
    3,638,690 and 3,727,415 shares issued and outstanding (aggregate liquidation preference of $36,387 and $37,274) at January 31, 1998 and February 1, 1997,
    respectively........................................................................          36           37
  Series B junior convertible, exchangeable preferred stock, $0.01 par value, 40,000 shares authorized, 33,714 and 22,000 shares issued and outstanding (aggregate liquidation preference of $33,714 and $22,000) at January 31, 1998 and February 1,
    1997, respectively..................................................................      --           --
  Common stock, $0.01 par value, 80,000,000 shares authorized, 4,929,122 shares and
    4,693,337 shares issued and outstanding at January 31, 1998 and February 1, 1997,
    respectively........................................................................          49           47
  Stock subscription notes receivable...................................................      (2,115)      --
  Additional paid-in capital............................................................      85,427       71,057
  Accumulated deficit...................................................................     (66,179)     (59,933)
      Total stockholders' equity........................................................      17,218       11,208
      Total liabilities and stockholders' equity........................................   $  84,817    $  80,669

  The accompanying notes are an integral part to these consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FISCAL YEAR
                                                                                 ENDED
                                                                              JANUARY 31,  FEBRUARY 1,  JANUARY 27,
                                                                                 1998         1997         1996
                                                                              -----------  -----------  -----------
Net sales...................................................................   $ 300,592    $ 252,165    $ 179,820
Cost of sales...............................................................     195,010      170,857      117,188
  Gross profit..............................................................     105,582       81,308       62,632
Selling and administrative expenses.........................................      96,497       87,806       56,097
Amortization of intangibles.................................................       2,238        1,966        1,382
Special charges (Note 3)....................................................       1,750        9,172       --
Provision for goodwill impairment (Note 2)..................................      --            8,380       --
Write off of deferred offering costs (Note 3)...............................      --            1,923       --
  Operating income (loss)...................................................       5,097      (27,939)       5,153
Interest expense (Note 8)...................................................       5,226        8,625        3,675
Income (loss) from continuing operations before income taxes................        (129)     (36,564)       1,478
Income taxes (Note 9).......................................................      --           --           --
Discontinued operations (Notes 4 and 15):
  Loss on disposal, net of income tax benefit...............................      --             (826)        (500)
  Net income (loss).........................................................        (129)     (37,390)         978
Preferred stock dividends:
  Series A (Note 11)........................................................      (3,456)      (3,509)      (3,040)
  Series B (Note 11)........................................................      (2,661)      --           --
Net loss applicable to common stock.........................................   $  (6,246)   $ (40,899)   $  (2,062)
                                                                              -----------  -----------  -----------
Loss per common share (basic and diluted):
  Loss from continuing operations...........................................   $   (1.27)   $   (8.89)   $   (0.39)
  Net loss applicable to common stock.......................................       (1.27)       (9.07)       (0.51)
Weighted average common shares outstanding (basic and diluted)..............       4,901        4,507        4,006

  The accompanying notes are an integral part to these consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                PREFERRED
                                                  STOCK                                              COMMON
                                                 SERIES A                 SERIES B                   STOCK
                                                  SHARES      AMOUNT       SHARES       AMOUNT       SHARES      AMOUNT
                                                ----------  -----------  -----------  -----------  ----------  -----------
Balance at January 28, 1995...................   3,200,000   $      32       --        $  --        4,506,981   $      45
Series A Preferred stock dividends (Note 11)..      --          --           --           --           --          --
Purchase of treasury shares...................      --          --           --           --          (22,916)     --
Cancellation of incentive shares..............      --          --           --           --         (498,672)         (5)
Net income....................................      --          --           --           --           --          --
Balance at January 27, 1996...................   3,200,000   $      32       --        $  --        3,985,393   $      40
                                                ----------         ---   -----------       -----   ----------         ---
Series A Preferred stock dividends (Note 11)..      --          --           --           --           --          --
Issuance of preferred stock in settlement of
  lawsuit (Notes 4 and 11)....................      60,000           1       --           --           --          --
Issuance of preferred stock in a private
  placement (Note 11).........................     726,000           7       --           --           --          --
Conversion of preferred stock to common
  stock.......................................    (258,585)         (3)      --           --          710,644           7
Issuance of preferred stock in a private
  placement (Note 11).........................      --          --           22,000       --           --          --
Correction of unsplit units...................      --          --           --           --           (2,700)     --
Net loss......................................      --          --           --           --           --          --
Balance at February 1, 1997...................   3,727,415   $      37       22,000    $  --        4,693,337   $      47
                                                ----------         ---   -----------       -----   ----------         ---
Series A preferred stock dividends (Note 11)..      --          --           --           --           --          --
Series B preferred stock dividend accretion
  (Note 11)...................................      --          --           --           --           --          --
Conversion of preferred stock to common
  stock.......................................     (88,725)         (1)      --           --          235,785           2
Issuance of preferred stock in a private
  placement (Note 11).........................      --          --            9,599       --           --          --
Issuance of preferred stock to management for
  notes (Note 11).............................      --          --            2,115       --           --          --
Common stock rights redemption................      --          --           --           --           --          --
Net loss......................................      --          --           --           --           --          --
Balance at January 31, 1998...................   3,638,690   $      36       33,714    $  --        4,929,122   $      49
                                                ----------         ---   -----------       -----   ----------         ---


                                                ADDITIONAL
                                                  PAID-IN    ACCUMULATED
                                                  CAPITAL      DEFICIT       TOTAL
                                                -----------  ------------  ---------
Balance at January 28, 1995...................   $  46,707    $  (16,972)  $  29,812
Series A Preferred stock dividends (Note 11)..      --            (3,040)     (3,040)
Purchase of treasury shares...................         (33)       --             (33)
Cancellation of incentive shares..............           5        --          --
Net income....................................      --               978         978
Balance at January 27, 1996...................   $  46,679    $  (19,034)  $  27,717
                                                -----------  ------------  ---------
Series A Preferred stock dividends (Note 11)..      --            (3,509)     (3,509)
Issuance of preferred stock in settlement of
  lawsuit (Notes 4 and 11)....................         359        --             360
Issuance of preferred stock in a private
  placement (Note 11).........................       2,849        --           2,856
Conversion of preferred stock to common
  stock.......................................          (4)       --          --
Issuance of preferred stock in a private
  placement (Note 11).........................      21,174        --          21,174
Correction of unsplit units...................      --            --          --
Net loss......................................      --           (37,390)    (37,390)
Balance at February 1, 1997...................   $  71,057    $  (59,933)  $  11,208
                                                -----------  ------------  ---------
Series A preferred stock dividends (Note 11)..      --            (3,456)     (3,456)
Series B preferred stock dividend accretion
  (Note 11)...................................       2,661        (2,661)     --
Conversion of preferred stock to common
  stock.......................................          (1)       --               0
Issuance of preferred stock in a private
  placement (Note 11).........................       9,600        --           9,600
Issuance of preferred stock to management for
  notes (Note 11).............................      --            --          --
Common stock rights redemption................          (5)       --              (5)
Net loss......................................      --              (129)       (129)
Balance at January 31, 1998...................   $  83,312    $  (66,179)  $  17,218
                                                -----------  ------------  ---------

  The accompanying notes are an integral part to these consolidated financial statements.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FISCAL YEAR ENDED
                                                                          JANUARY 31,     FEBRUARY 1,  JANUARY 27,
                                                                             1998            1997         1996
                                                                       -----------------  -----------  -----------
Cash flows from operating activities:
  Income (loss) from continuing operations...........................      $    (129)      $ (36,564)   $   1,478
  Adjustments to reconcile income (loss) to net cash provided by
    (used in) continuing operations:
    Depreciation.....................................................          3,505           2,253        1,603
    Amortization of intangibles......................................          2,238           1,966        1,382
    Amortization of debt discount....................................          2,168           4,376        1,555
    Provision for goodwill impairment................................         --               8,380       --
    Gain on revaluation of subordinated notes........................         --              --             (822)
    (Increase) decrease in assets:
      Merchandise inventory..........................................           (702)         (3,244)         124
      Prepaid expenses and other.....................................         (1,359)            924       (7,647)
    Increase (decrease) in liabilities:
      Accounts payable...............................................          1,512          (1,269)       5,365
      Accrued expenses...............................................          3,655           2,282          946
    Other............................................................            587           1,827          292
Net cash provided by (used in) continuing operations.................         11,475         (19,069)       4,276
Discontinued operations:
  Loss from discontinued operations..................................         --                (826)        (500)
  Decrease in net liabilities........................................         --                (581)        (287)
Net cash used in discontinued operations.............................         --              (1,407)        (787)
Cash flows from investing activities:
  Purchase of leasehold improvements and equipment...................         (5,865)         (4,635)      (3,889)
  Investment in Factory 2-U, net of cash acquired....................         --                (230)        (520)
  Proceeds from sale of real property and equipment..................         --               4,570       --
Net cash used in investing activities................................         (5,865)           (295)      (4,409)
  Cash flows from financing activities:
  Borrowings on revolving credit notes...............................        335,053         315,156      210,613
  Payments on revolving credit notes.................................       (340,283)       (312,428)    (207,022)
  Payments of long-term debt and capital lease obligations...........         (6,218)         (3,945)      (1,565)
  Cash payments of preferred stock dividends.........................         (3,456)         (3,509)      (3,040)
  Proceeds from issuance of Series B Preferred Stock.................          9,595          --           --
  Proceeds from issuance of preferred stock, net.....................         --              24,030       --
  Proceeds from issuance of notes payable............................         --               3,100        1,500
  Payment of deferred debt issuance costs............................           (320)           (330)         (40)
  Purchase of subordinated notes, stock and warrants.................            (75)         --              (90)
  Net cash (used in) provided by financing activities................         (5,704)         22,074          356
  Net increase (decrease) in cash....................................            (94)          1,303         (564)
  Cash at the beginning of the period................................          3,261           1,958        2,522
  Cash at the end of the period......................................      $   3,167       $   3,261    $   1,958
                                                                            --------      -----------  -----------
  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest.........................................................      $   2,948       $   3,299    $   1,783
    Income taxes.....................................................      $  --           $  --        $  --
  Supplemental disclosures of non-cash investing and financing activities:
  Acquisition of equipment financed by capital leases
    (Note 10)........................................................      $   2,173       $     125    $     123
  Issuance of Series B preferred stock for notes.....................      $   2,115       $  --        $  --
  Series B preferred stock dividend accretion........................      $   2,661       $  --        $  --
  Issuance of notes payable for non-compete agreement (Note 3).......      $  --           $   1,750    $  --
  Issuance of preferred stock in return for consulting agreement
    (Notes 4 and 11).................................................      $  --           $     360    $  --
  Issuance of and adjustments to notes payable to former stockholders
    of Factory 2-U (Notes 2 and 8)...................................      $  --           $     600    $     625
  Issuance of note payable for Mandel-Kahn settlement (Notes 4, 8 and
    15)..............................................................      $  --           $  --        $   1,000

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

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ASSET IMPAIRMENT

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

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK BASED COMPENSATION

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

    For fiscal years 1997, 1996 and 1995 potential dilutive securities include stock options, warrants, and convertible preferred stock and had such potential common shares been outstanding, the effect on earnings per share would have been anti-dilutive. Therefore, the exercise or conversion of such securities is not assumed for purposes of calculating diluted earnings per share. Basic and diluted are equal in each period presented.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DIVIDEND ACCRETION

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

    ADVERTISING COSTS

    Advertising costs are charged to expense as incurred. Advertising expense for the fiscal years ended January 31, 1998, February 1, 1997 and January 27, 1996 was $9,289,000, $8,633,000 and $7,364,000, respectively.

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

2. ACQUISITION OF FACTORY 2-U

    On November 13, 1995, the Company acquired all of the common stock of Capin Mercantile Corporation, an off-price clothing and home goods retailer operating in the southwestern United States, for $1,675,000 in cash (including acquisition expenses) and $1,225,000 in notes payable to former

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

2. ACQUISITION OF FACTORY 2-U (CONTINUED) stockholders (Note 8). Immediately following the acquisition, the name of Capin Mercantile Corporation was changed to Factory 2-U, Inc. (Factory 2-U).

    The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Factory 2-U have been included in these consolidated financial statements from November 11, 1995, the end of the accounting period closest to the acquisition date.

    All acquired assets and liabilities of Factory 2-U were recorded at estimated fair market values on November 10, 1995, with the excess of cost over fair market value allocated to acquired goodwill. Subsequently, adjustments to goodwill were recorded to finalize allocations of fair value for certain assets and liabilities as follows:

IN THOUSANDS
Goodwill as originally recorded...................................   $  14,670
Contingent payment resulting from sale of building................         600
Write down of phone system asset..................................         153
Additional sales tax payable......................................          96
Additional acquisition costs......................................         163
Write down of inventory...........................................         894
                                                                    -----------
Adjusted goodwill.................................................      16,576
Adjustments to recognize impairment...............................      (8,380)
                                                                    -----------
Balance at February 1, 1997.......................................   $   8,196
                                                                    -----------
                                                                    -----------

    The contingent payment was an addition to the purchase price of Factory 2-U required under the purchase agreement because a building was sold for its book value of $4.5 million. The write down of the phone system asset (which increased the amount by which the purchase price exceeded the net assets acquired) resulted from a decision that a phone system included in the acquired assets could not economically be moved and therefore should be abandoned. The additional sales tax and additional acquisition costs both reflected amounts by which costs exceeded the sums estimated at the time of the transaction. The write down of inventory was to correct errors recording inventory transfers made at the time of the Factory 2-U acquisition. The adjustment to recognize impairment of goodwill was made because operating results during the year ended January 31, 1997 made it appear unlikely that Factory 2-U's discounted future cash flows would be sufficient to recover the entire goodwill.

    The following table sets forth the Company's pro forma unaudited consolidated statement of operations for fiscal year ended January 27, 1996. The pro forma consolidated statement of operations gives effect to the consolidation of Factory 2-U, elimination of sales and cost of sales related to Factory 2-U stores no longer in operation, elimination of Factory 2-U general and administrative expenses, the adjustment of interest expense and financing fees to reflect the debt structure of the consolidated entity,

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

2. ACQUISITION OF FACTORY 2-U (CONTINUED) and the recognition of the amortization of the excess of cost over the fair value of assets acquired with all transactions treated as though the acquisition had occurred at January 29, 1995.

                                                                                     PRO FORMA
                                                                                       1995
                                                                                    -----------
IN THOUSANDS EXCEPT PER SHARE DATA
Net sales.........................................................................   $ 220,084
Net loss..........................................................................   $  (4,020)
Loss applicable to common stock...................................................   $  (7,060)
Loss per common share (basic and diluted).........................................   $   (1.76)

    FAS 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" requires the calculation of the present value of anticipated future cash flows to determine any impairment of such assets, including goodwill. The operating results of Factory 2-U during the year after acquisition were significantly below the projections the Company had used when Factory 2-U was acquired. As a result, the Company adjusted its estimate of future cash flows for Factory 2-U. The revised estimated cash flows were insufficient to recover the recorded value of goodwill. Because of this, the Company recorded a charge of $8,380,000 to reduce goodwill arising from the Factory 2-U acquisition to its unimpaired value (i.e., the amount that could be recovered through the revised estimated future cash flows).

3. SPECIAL CHARGES

    In August 1997, the Company recorded special charges to operations in the amount of $1,750,000 pertaining to the separation from the Company of the former President and CEO.

    In connection with the sale of a controlling interest in the Company to a new investor group in January 1997 (Note 11), the Company moved its executive offices from New York City to San Diego, CA and entered into a separation agreement with three former executives (the Former Executives). As a result of these actions, the Company recognized special charges in the amount of $9,172,000 in fiscal 1996. The special charges included $7,081,000 to settle the existing employment and benefit agreements of the Former Executives and $2,091,000 to cancel certain contracts and expenses related to the separation of the Former Executives and closure of the New York office.

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

    In January 1996, the Company settled the remaining claims related to the Former Distribution Business by agreeing to pay the former owners of Mandel-Kahn Industries, Inc. a combination of $230,000 in cash, an interest bearing installment note of $1,000,000 and a consulting arrangement consisting of aggregate cash payments of $750,000 and 60,000 shares of Series A Preferred Stock (Note 11). In 1997, the

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

4. DISCONTINUED OPERATIONS (CONTINUED)
Company determined that it did not intend to employ the services required of the consultant under the settlement and accordingly charged all remaining prepayments and future payments related to the consulting agreement to loss on disposal of discontinued operations. The Company recognized a loss, net of taxes, on disposal of discontinued operations in the amount of $826,000 and $500,000 in fiscal 1996 and 1995, respectively, to reflect the costs to litigate and settle claims and the cost of consulting services that it does not intend to use. The Company does not anticipate any future expenses related to the Former Distribution Business.

5. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

    Leasehold improvements and equipment consist of the following:

                                                                                          JANUARY 31,  FEBRUARY 1,
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                                                                IN THOUSANDS
Furniture, fixtures and equipment.......................................................   $  15,272    $  10,740
Leasehold improvements..................................................................       4,797        3,492
Transportation and equipment............................................................         114          174
Equipment under capital leases..........................................................       2,883          741
Construction in progress................................................................      --              330
                                                                                          -----------  -----------
                                                                                              23,066       15,477
Less accumulated depreciation and amortization..........................................      (8,000)      (4,763)
                                                                                          -----------  -----------
                                                                                           $  15,066    $  10,714
                                                                                          -----------  -----------
                                                                                          -----------  -----------

6. OTHER ASSETS

    Other assets consist of the following:

                                                                                          JANUARY 31,  FEBRUARY 1,
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                                                                IN THOUSANDS
Deferred debt issuance costs............................................................   $     257    $     189
Rent and other deposits.................................................................         989          533
Noncompete agreements...................................................................       2,756        1,800
                                                                                          -----------  -----------
                                                                                               4,002        2,522
Less accumulated amortization...........................................................        (676)        (199)
                                                                                          -----------  -----------
                                                                                           $   3,326    $   2,323
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    In August 1997, the former President and CEO entered into an agreement not to compete with the Company until January 2001 in return for payments totaling $970,000. In January 1997, the Company entered into an agreement not to compete with the Former Executives in favor of the Company until June 2000 in return for $1.8 million in secured promissory notes that were paid in January 1998.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

7. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                                          JANUARY 31,  FEBRUARY 1,
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                                                                IN THOUSANDS
Accrued compensation and related costs..................................................   $   3,153    $   2,924
Sales tax payable.......................................................................       3,432        1,035
Other accrued expenses..................................................................       6,002        5,872
                                                                                          -----------  -----------
                                                                                           $  12,587    $   9,831
                                                                                          -----------  -----------
                                                                                          -----------  -----------

8. LONG-TERM DEBT AND REVOLVING CREDIT NOTES

    Long-term debt and revolving credit notes at January 31, 1998 and February 1, 1997 consists of the following:

                                                                                          JANUARY 31,  FEBRUARY 1,
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                                                                IN THOUSANDS
Revolving credit note, interest at prime plus 2.0% till June 1997 then prime plus 0.75%
  (9.25% at January 31, 1998 and 10.25% at February 1, 1997) payable monthly, principal
  due in November 1999..................................................................   $   9,473    $  12,967
Revolving credit note, interest at prime plus 2% till June 1997 then prime plus 0.75%
  (9.25% at January 31, 1998 and 10.25% at February 1, 1997) payable monthly, principal
  due in November 1999..................................................................       3,184        4,920
Installment note payable to a finance company, interest at prime plus 2% (10.5% at
  January 31, 1998 and 10.25% at February 1, 1997) payable monthly, principal payable in monthly in installments of $37,750, final balloon payment of $216,500 due in April
  1998..................................................................................         292          745
Installment note payable to a finance company, interest at prime plus 2% (10.5% at
  January 31, 1998 and 10.25% at February 1, 1997) payable monthly, principal payable
  monthly in installments of $30,556, final payment due in May 1999.....................         489          856
Installment note payable to a finance company, interest at prime plus 3% (11.5% at
  January 31, 1998 and 11.25% at February 1, 1997) payable monthly, principal payable
  monthly in installments of $33,333, final payment due in July 2001....................       1,400        1,800
Subordinated notes, non-interest bearing, discounted at rates ranging from 6.0% to 25%,
  principal payments based on excess cash flow, as defined..............................      13,042       13,158
Installment note payable to a finance company, interest at 8%, principal and interest payable in installments of $13,648, final balloon payment of $304,000 due in December
  1998..................................................................................         414          549
Installment note payable to former stockholders of Factory 2-U, interest at 8.75%, principal payments of $45,455 plus accrued interest payable quarterly beginning in May
  1996, final payment due in October 1998 (Note 4)......................................         182          364
Note payable to former stockholders of Factory 2-U, interest at 8.75%, principal and
  accrued interest due in October 1998 (Note 4).........................................         600          600

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

8. LONG-TERM DEBT AND REVOLVING CREDIT NOTES (CONTINUED)

                                                                                          JANUARY 31,  FEBRUARY 1,
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                                                                IN THOUSANDS
Installment note payable to the Commerce and Economic Development Commission of Arizona,
  interest at 6%, principal and interest payable in monthly installment of $4,232. Note
  paid in full in fiscal 1997...........................................................      --              136
Installment note payable to the Economic Development Administration of Arizona, interest at 5%, principal and interest payable in monthly installments of $1,992. Note paid in
  full in fiscal 1997...................................................................      --               49
Secured promissory notes payable to Former Executives, interest at 5.6%, principal and
  accrued interest due January 1998 (Note 2). Note paid in full in fiscal 1997..........      --            1,750
                                                                                          -----------  -----------
Total long-term debt....................................................................      29,076       37,894
Less current maturities.................................................................      (3,497)      (5,585)
                                                                                          -----------  -----------
Long-term debt and revolving credit notes, net of current maturities....................   $  25,579    $  32,309
                                                                                          -----------  -----------
                                                                                          -----------  -----------

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

    SUBORDINATED NOTES

    At January 31, 1998 and February 1, 1997, the Company owed $22,945,000 and $25,269,000, respectively, face value of subordinated notes (the Sub Notes) issued in settlement of certain pre-bankruptcy claims of General Textiles. The Sub Notes are comprised, in order of seniority, of New Subordinated Notes (due no later than April 2003), Subordinated Reorganization Notes (due no later than November 2003) and Junior Subordinated Reorganization Notes (due no later than May 2005). The Sub Notes are non-interest bearing, except for certain contingent interest payments (described below), and are subject to minimum principal payment requirements based on the annual excess cash flows (Excess Cash Flows) of General Textiles as defined in the Plan of Reorganization (the Plan) under which General Textiles has

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

8. LONG-TERM DEBT AND REVOLVING CREDIT NOTES (CONTINUED) operated since emerging from bankruptcy in May 1993. Accordingly, the Sub Notes have been discounted to carrying values reflected on the accompanying consolidated balance sheets based on estimated future cash flows of General Textiles at discount rates ranging from 6% to 25%.

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

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

8. LONG-TERM DEBT AND REVOLVING CREDIT NOTES (CONTINUED)
    The future maturities of long-term debt include estimated principal payments on the Sub Notes based on management's estimates of projected Excess Cash Flows of General Textiles. The future maturities at January 31, 1998 are as follows:

                                                                                        IN
                                                                                     THOUSANDS
                                                                                    -----------
Fiscal year ending:
January 30, 1999..................................................................   $   3,497
January 29, 2000..................................................................       1,040
February 3, 2001..................................................................       6,926
February 2, 2002..................................................................      13,920
February 1, 2003..................................................................         939
Thereafter........................................................................      --
                                                                                    -----------
                                                                                        26,322
Less portion representing interest................................................      (9,903)
                                                                                    -----------
                                                                                        16,419
Less current maturities...........................................................      (3,497)
                                                                                    -----------
                                                                                     $  12,922
                                                                                    -----------
                                                                                    -----------

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

9. INCOME TAXES

    The principal temporary differences that give rise to significant portions of the consolidated deferred tax assets and liabilities are presented below:

                                                                      JANUARY 31,  FEBRUARY 1,
                                                                         1998         1997
                                                                      -----------  -----------
                                                                            IN THOUSANDS
Deferred tax assets
  Net operating loss carryforwards..................................   $   7,562    $   9,454
  Compensated absences and bonuses..................................       1,184        1,376
  Deferred rent.....................................................       1,118        1,049
  Closed store accrual..............................................       1,158          671
  Excess of tax over book inventory.................................         341          544
  Restructuring costs...............................................         121          325
  Other.............................................................         497          826
  Discontinued operations accruals..................................          48           52
                                                                      -----------  -----------
  Total gross deferred tax assets...................................      12,029       14,297
Less valuation allowance............................................      (9,901)     (11,452)
                                                                      -----------  -----------
  Net deferred tax assets...........................................       2,128        2,845
                                                                      -----------  -----------
Deferred tax liabilities
  Subordinated notes................................................         481        1,363
  Inventory reserves and prepaid expenses...........................         151          164
  Leasehold improvements and equipment, principally due to
    differences in depreciation recognized on fixed assets..........         598          607
  Other.............................................................         898          711
                                                                      -----------  -----------
  Deferred tax liabilities..........................................       2,128        2,845
                                                                      -----------  -----------
  Net deferred taxes................................................   $  --        $  --
                                                                      -----------  -----------
                                                                      -----------  -----------

    The Company has established a valuation allowance due to lack of historical earnings and annual limitations on the usage of net operating loss carryforwards.

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    The difference between the expected income tax expense (benefit) computed by applying the U.S. federal income tax rate of 34% to net income from continuing operations for fiscal 1997, 1996 and 1995 and actual expense is a result of the following:

                                                                             JANUARY 31,  FEBRUARY 1,   JANUARY 27,
                                                                                1998         1997          1996
                                                                             -----------  -----------  -------------
                                                                                          IN THOUSANDS
Computed "expected" tax expense (benefit)..................................   $     (44)   $ (12,432)    $     503
Amortization of goodwill...................................................         638          668           470
Change in valuation allowance..............................................      (1,551)       5,950            64
Provision for goodwill impairment..........................................      --            2,849        --
Impact of purchase accounting adjustments..................................      --           --              (603)
Debt forgiveness permanent difference......................................      --           --              (279)
State income taxes, net of federal income tax benefit......................      --           --            --
Limitation of net losses due to change in control..........................      --            2,988        --
Other, net.................................................................         957          (23)         (155)
                                                                             -----------  -----------        -----
                                                                              $      --    $  --         $  --
                                                                             -----------  -----------        -----
                                                                             -----------  -----------        -----

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

    The Company is also obligated under various capital leases for leasehold improvements and equipment that expire at various dates during the next three years. Leasehold improvements and equipment and related accumulated amortization recorded under capital leases are as follows:

                                                                      JANUARY 31,   FEBRUARY 1,
                                                                         1998          1997
                                                                      -----------  -------------
                                                                             IN THOUSANDS
Leasehold improvements..............................................   $     340     $     291
Equipment...........................................................       2,543           450
                                                                      -----------        -----
                                                                           2,883           741
Less accumulated amortization.......................................        (531)         (255)
                                                                      -----------        -----
                                                                       $   2,352     $     486
                                                                      -----------        -----
                                                                      -----------        -----

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

10. LEASE COMMITMENTS (CONTINUED)
    At January 31, 1998, the future minimum lease payments under capital leases and operating leases with remaining noncancelable terms and are as follows:

                                                                            CAPITAL    OPERATING
                                                                            LEASES      LEASES
                                                                           ---------  -----------
                                                                                IN THOUSANDS
Fiscal year ending:
January 30, 1999.........................................................  $   1,445   $  13,348
January 29, 2000.........................................................        267      11,746
February 3, 2001.........................................................        214       8,813
February 2, 2002.........................................................        171       7,161
February 1, 2003.........................................................         20       4,811
Thereafter...............................................................     --           9,233
                                                                           ---------  -----------
Total minimum lease payments.............................................      2,117   $  55,112
                                                                                      -----------
                                                                                      -----------
Less amount representing interest (rates ranging from 9.0% to 14.8%).....       (144)
                                                                           ---------
Present value of capital lease obligation................................      1,973
Less current maturities..................................................     (1,377)
                                                                           ---------
Long-term capital lease obligation.......................................  $     596
                                                                           ---------
                                                                           ---------

11. STOCKHOLDERS' EQUITY

    The Company has 7,500,000 shares of preferred stock authorized, of which 4,500,000 have been allocated to Series A 9 1/2% Cumulative Convertible Preferred Stock (the Series A Preferred Stock) and 40,000 have been allocated to Series B Junior Convertible, Exchangeable Preferred Stock (the Series B Preferred Stock).

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

    Series A Preferred Stock is convertible, prior to redemption, at the option of the holder, into shares of common stock at a conversion price subject to adjustment under certain circumstances pursuant to anti-dilution provisions. At January 31, 1998 each share of Series A Preferred is convertible into 2.561 shares of common stock. If the Company fails to declare and pay dividends on the Series A Preferred Stock within 90 days after a quarterly divided date, the conversion price is reduced by $.50 per share in each instance but not below the par value of the stock.

    In March 1996, the Company issued 726,000 shares of its Series A Preferred Stock in a private placement to foreign investors under Regulation S of the Securities Act of 1933. The Company received aggregate proceeds, before commissions and expenses of the private placement, of $3,539,000. Net proceeds from this offering were $2,856,000 after payment of $319,000 in placement agent commissions and $364,000 in offering expenses. As additional compensation in connection with the private placement,

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

11. STOCKHOLDERS' EQUITY (CONTINUED)
the Company issued to the placement agent and its designees warrants to purchase up to an aggregate of 181,500 shares of the Company's common stock at an exercise price of $1.88 per share (Note 12).

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

    The Series B Preferred Stock ranks junior to the Series A Preferred Stock and senior to the common stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock is convertible, at the option of the holder, only after all the Series A Preferred Stock is converted or redeemed. The conversion price per share is subject to adjustment under certain circumstances pursuant to anti-dilution provisions. At January 31, 1998 each share of Series B Preferred Stock is convertible into 526.09 shares of common stock. Each share of Series B Preferred Stock is entitled to voting rights equivalent to the number of common shares into which it is convertible.

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

    The Company's Board of Directors has granted stock options to members of the Board and to Company management. The following table summarizes common stock option plan activity:

                                                                             WEIGHTED AVERAGE
                                                                 NUMBER OF      OF EXERCISE
                                                                   SHARES         PRICES
                                                                 ----------  -----------------
Outstanding at January 29, 1995................................     558,333          12.49
Granted........................................................     560,833           1.38
Canceled (including repriced options)..........................    (264,582)         12.48
                                                                 ----------
Outstanding at January 27, 1996................................     854,584           2.14
Granted........................................................      37,417           1.38
Canceled.......................................................    (502,834)          1.38
                                                                 ----------
Outstanding February 1, 1997...................................     389,167           3.05
Granted........................................................   3,016,450           2.15
Canceled.......................................................    (317,917)          3.43
                                                                 ----------
Outstanding January 31, 1998...................................   3,087,700           2.13
Exercisable at January 31, 1998................................   1,476,206           2.09
Exercisable at February 1, 1997................................     385,834           3.07

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

                                                                                     1997        1996       1995
                                                                                   ---------  ----------  ---------
                                                                                    IN THOUSANDS, EXCEPT PER SHARE
                                                                                                 DATA
Pro forma net loss...............................................................  ($  7,114) ($  40,933) ($  2,278)
Pro forma net loss per share (basic and diluted).................................  ($   1.45) ($    9.08) ($   0.56)

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

12. STOCK OPTIONS AND WARRANTS (CONTINUED)
    The pro forma effect on net loss for fiscal years 1997 and 1996 may not be representative of the pro forma effect on net loss of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to fiscal 1996.

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

                  FAMILY BARGAIN CORPORATION AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES

    The Company is at all times subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.