Form 10-Q
period 1998-10-31
FAMILY BARGAIN CORP
filed 1998-12-09
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1998

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

The number of shares outstanding, adjusted for a 1 for 3.32 reverse stock split, of the registrant's of common stock, as of October 31, 1998, was 1,507,892 shares.

                           FAMILY BARGAIN CORPORATION

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Family Bargain Corporation and Subsidiary Consolidated Balance
         Sheets as of October 31, 1998 (Unaudited) and January 31, 1998 ....F-1

         Family Bargain Corporation and Subsidiary Consolidated Statements
         of Operations (Unaudited) for the 13 weeks ended October 31, 1998 and November 1, 1997 ..............................................F-3

         Family Bargain Corporation and Subsidiary Consolidated Statements
         of Operations (Unaudited) for the 39 weeks ended October 31, 1998 and November 1, 1997 ..............................................F-4

         Family Bargain Corporation and Subsidiary Consolidated Statements
         of Cash Flows (Unaudited) for the 39 weeks ended October 31, 1998 and November 1, 1997 ..............................................F-5

         Family Bargain Corporation and Subsidiary Notes to Consolidated
         Financial Statements (Unaudited) ..................................F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................3

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................9
Item 2.  Changes in Securities................................................9
Item 3.  Defaults Upon Senior Securities......................................9
Item 4.  Submission of Matters to a Vote of Security Holders..................9
Item 5.  Other Information ...................................................9
Item 6.  Exhibits and Reports on Form 8-K ....................................9
         Signatures .........................................................10
         Exhibit Index ......................................................11

                                     PART I

Item 1.   Financial Statements

                    FAMILY BARGAIN CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                     October 31,     January 31,
                                                        1998            1998
                                                     (Unaudited)
                  Assets

Current assets:
         Cash                                        $   5,279       $   3,167
         Merchandise inventories                        41,566          29,820
         Prepaid expenses and other assets               2,828             727
                                                     ---------       ---------


                  Total current assets                  49,673          33,714

Leasehold improvements and equipment, net               16,831          15,066

Other assets, net                                        2,591           3,326

Excess of cost over net assets acquired,
less accumulated amortization of $8,137
and $6,935 at October 31, 1998 and
January 31, 1998, respectively                          31,509          32,711
                                                     ---------       ---------

                  Total assets                       $ 100,604        $ 84,817
                                                     =========       =========

                                   (continued)

                    FAMILY BARGAIN CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (continued)

                                                     October 31,     January 31,
                                                        1998            1998
                                                     (Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
       Current maturities of long-term debt
              and capital lease obligations          $   1,570       $   4,873
       Accounts payable                                 28,184          19,003
       Accrued expenses                                 14,492          12,587
                                                     ---------       ---------
              Total current liabilities                 44,246          36,463

Revolving credit notes                                  25,920          12,657
Long-term debt, less current maturities                 14,611          12,922
Capital lease and other long-term obligations            2,882           3,306
Deferred rent                                            1,896           2,251
                                                     ---------       ---------
              Total liabilities                         89,555          67,599
                                                     ---------       ---------

Stockholders' equity:
 Series A convertible preferred stock,
 $.01 par value, 4,500,000 shares authorized,
 3,638,690 shares issued and outstanding
 (aggregate liquidation preference of $36,387)
 at October 31, 1998 and January 31, 1998                  36               36

 Series B junior convertible, exchangeable preferred stock,
 $.01 par value, 40,000 shares authorized,
 35,360 and 33,714 shares issued and outstanding
 (aggregate liquidation preference of $35,360 and $33,714)
 at October 31, 1998 and January 31, 1998, respectively     -                -

 Common stock, $.01 par value,
 80,000,000 shares authorized,
 1,507,892 and 1,485,292 shares issued and outstanding
 at October 31, 1998 and January 31, 1998, respectively    15               15

Stock subscription notes receivable                    (4,087)          (2,115)
Additional paid-in capital                             90,432           85,461
Accumulated deficit                                   (75,347)         (66,179)
                                                     ---------        ---------

              Total stockholders' equity               11,049           17,218
                                                    ----------         -------

Total liabilities and stockholders' equity          $ 100,604         $ 84,817
                                                    =========         =========

            See accompanying notes to consolidated financial statements.

                    FAMILY BARGAIN CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                          13 Weeks Ended
                                                    ----------------------------
                                                    October 31,      November 1,
                                                       1998             1997

Net sales                                           $  84,978        $  77,263
Cost of sales                                          56,193           50,802
                                                    ---------        ---------

       Gross profit                                    28,785           26,461

Selling and administrative expenses                    24,812           22,908
Amortization of intangibles                               591              589
                                                    ---------        ---------

       Operating income                                 3,382            2,964

Other expense:
       Interest expense                                (1,071)          (1,358)
                                                    ----------        ---------

Income before income taxes                              2,311            1,606

Income taxes                                              (60)               -
                                                    ----------        ---------

       Income before dividends                          2,251            1,606

Preferred stock dividends - Series A                     (865)            (864)

Preferred stock dividends - Series B                     (779)            (671)
                                                    ----------        ---------

       Net income available to common stockholders  $     607         $     71
                                                    ==========        =========

Basic earnings per share                            $    0.40         $   0.05
Diluted earnings per share                          $    0.23         $   0.05

Weighted average common shares outstanding:
Basic                                                   1,508            1,485
Diluted                                                 9,962            1,485




          See accompanying notes to consolidated financial statements.

                    FAMILY BARGAIN CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                           39 Weeks Ended
                                                    ----------------------------
                                                    October 31,      November 1,
                                                       1998             1997

Net sales                                           $ 224,929        $ 207,074
Cost of sales                                         149,336          140,388
                                                    ---------        ---------

       Gross profit                                    75,593           66,686

Selling and administrative expenses                    70,336           63,247
Amortization of intangibles                             1,770            1,649
Special charges                                         1,500            1,750
                                                    ---------        ---------

       Operating income                                 1,987               40

Other expense:
       Interest expense                                (3,443)          (3,964)
                                                    ----------       ----------

Loss before income taxes and
       extraordinary item                              (1,456)          (3,924)

Income taxes                                             (159)               -
                                                    ----------       ----------

       Loss before extraordinary item                  (1,615)          (3,924)

Extraordinary item - debt extinguishment
       (less applicable income taxes of $0)            (2,750)               -
                                                    ----------       ----------

       Loss before dividends                           (4,365)          (3,924)

Preferred stock dividends - Series A                   (2,593)          (2,592)

Preferred stock dividends - Series B                   (2,210)          (1,963)
                                                    ----------       ----------

       Net loss available to common stockholders    $  (9,168)       $  (8,479)
                                                    ==========       ==========

Basic earnings per share:
Loss before extraordinary item                      $   (4.28)       $   (5.75)
Extraordinary item                                  $   (1.83)       $       -
Net loss available to common stockholders           $   (6.11)       $   (5.75)

Weighted average common shares outstanding              1,501            1,474



       See accompanying notes to consolidated financial statements.

                    FAMILY BARGAIN CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                            39 Weeks Ended
                                                    ----------------------------
                                                    October 31,      November 1,
                                                       1998             1997
                                                    -----------      -----------
 Cash Flows from Operating Activities:
    Loss before dividends                           $   (4,365)      $  (3,924)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                  5,258           4,307
          Debt discount amortization                     1,161           1,596
          Extraordinary loss on debt extinguishment      2,750               -
          Loss on disposal of equipment                    159              94
          Deferred rent expense                           (355)            386
          Gain on repurchase of subordinated notes           -             (75)
          Changes in operating assets and liabilities:
             Merchandise inventories                   (11,746)        (14,295)
             Prepaid expenses and other assets          (2,101)           (669)
             Accounts payable and accrued expenses      11,086           5,805
             Other                                        (798)           (398)
                                                    -----------      -----------

Net cash used in operating activities                    1,049          (7,173)
                                                    -----------      -----------

Cash Flows from Investing Activities:
   Purchase of leasehold improvements
           and equipment                                (4,299)         (5,282)
                                                    -----------      -----------
Net cash used in investing activities                   (4,299)         (5,282)
                                                    -----------      -----------

Cash Flows from Financing Activities:
   Borrowings on revolving credit notes                253,509         248,830
   Payments on revolving credit notes                 (240,246)       (239,487)
   Payments on notes payable and capital
       lease obligations                                (5,239)         (3,636)
   Payment of deferred debt issuance costs                 (70)           (196)
   Net proceeds from issuance of preferred
       stock                                                 -           9,594
   Payment of dividends on Series A preferred stock     (2,592)         (2,592)
                                                    -----------       ----------

Net cash provided by financing activities                5,362          12,513
                                                    -----------       ----------

                                   (continued)
                                       F-5

                    FAMILY BARGAIN CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Continued)


                                                         39 Weeks Ended
                                                    October 31,      November 1,
                                                       1998             1997
                                                    -----------      -----------

Net increase in cash                                 $  2,112         $     58

Cash at the beginning of the period                     3,167            3,261
                                                     --------         --------

Cash at the end of the period                        $  5,279         $  3,319
                                                     ========         ========
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest           $ 2,112         $  1,991

   Cash paid during the period for income taxes       $    74         $     16

Supplemental disclosure of non-cash investing activities:

   Capital lease purchases                            $   936         $    793

Supplemental disclosure of non-cash financing activities:

   Series B preferred stock dividends                 $ 2,210         $  1,963


          See accompanying notes to consolidated financial statements.

                    FAMILY BARGAIN CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Unaudited Interim Financial Statements

         The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended January 31, 1998 included in the Family Bargain Corporation and Subsidiary's (the Company) Form 10-K/A-2 as filed with the Securities and Exchange Commission. The unaudited consolidated financial statements include the accounts of Family Bargain Corporation and it's subsidiary. All significant intercompany transactions have been eliminated in consolidation.

         In the opinion of management, the unaudited consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      Long-term Debt and Revolving Credit Notes

         On July 31, 1998 the company's two operating subsidiaries, General Textiles and Factory 2-U, Inc., merged to form a new Delaware corporation named General Textiles, Inc (the "Subsidiary Merger"). As a result of the Subsidiary Merger, the Company and its lender have amended certain terms and conditions of its revolving credit facility. Under the amended terms and conditions, covenants have been reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facility for General Textiles, Inc.

         The General Textiles' bankruptcy plan of reorganization requires that certain events, such as the Subsidiary Merger, result in the acceleration of payment of the trade subordinated notes. The outstanding balance of trade subordinated notes of $1.7 million was paid in October 1998.

         General Textiles, Inc. finances its operations through credit provided by suppliers, amounts borrowed under its $50.0 million revolving credit facility and internally generated cash flow.

         General Textiles, Inc. may borrow up to 65% of eligible inventory, as defined, subject to a maximum of $50.0 million of amounts outstanding at any time. As of October 31, 1998, General Textiles, Inc. had $25.9 million outstanding and $15.1 million available to borrow under its revolving credit facility.

         Effective April 30, 1998 the Company entered into agreements to exchange the subordinated and junior subordinated notes for new notes. The new notes removed an estimated excess cash flow calculation previously used to determine the timing and amount of payments. Further, the new notes provide a fixed schedule for debt principal payments. In accordance with EITF 96-19, the Company recorded the exchange of the subordinated debt agreements as an extinguishment of debt, and in connection therewith, recorded an extraordinary loss, net of taxes, of $2.8 million. This loss represents increases in the present value of the principal amount of debt and fees paid to the lenders. The fees included the issuance of 75,000 shares of common stock and warrants to purchase 274,418 shares of common stock, both stated at fair market value.

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

         At October 31, 1998, General Textiles, Inc. was obligated to non-affiliate holders of its subordinated and junior subordinated notes in the face amount of $20.6 million with a carrying value of $13.9 million.

(3)      Provision for Income Taxes

         The Company recorded a tax provision for federal alternate minimum taxes for the thirty-nine weeks ended October 31, 1998. No other provision for income taxes has been reflected in the accompanying consolidated statements of operations for the thirty-nine weeks ended October 31, 1998 and November 1, 1997 since the Company generated tax losses during these periods. Although such losses would increase the Company's net operating loss carry forwards (NOLs), realization of such NOLs is currently considered to be less than likely due to limitations on utilization of NOLs and the Company's history of losses. As a result, a full valuation allowance has been recognized against the net deferred tax assets arising from the increased NOLs and no benefit for income taxes is reflected in the accompanying consolidated statements of operations.

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

         The preferred stock and other common stock equivalents were not considered for the thirteen week period ended November 1, 1997 and the thirty-nine week periods ended October 31, 1998, and November 1, 1997, as converted because the calculation was anti-dilutive. At October 31, 1998 there were 8,454,058 potentially dilutive shares of preferred stock and other common stock equivalents (options and warrants) outstanding.

         On November 23, 1998 the Company's stockholders approved a plan of recapitalization under which all of the Company's stock was converted into a single class of Common Stock. As part of the recapitalization, a
         1.0 for 3.32 reverse stock split was effected. Earnings per share and shares outstanding have been restated to give effect to the reverse split in the unaudited consolidated financial statements. See Note 7.

(5)      Dividends

         The Series B Junior Convertible, Exchangeable Preferred Stock pays no dividend through December 31, 2001. Beginning in 2002, the Company was obligated to pay a dividend to holders of the Series B Preferred Stock in the amount of $60 per share subject to increases of $20 per share every year thereafter until 2005 up to a maximum of $120 per share. The Company imputes dividends on the Series B Preferred Stock utilizing the effective interest method to provide a level yield until the permanent dividend of $120 per share is payable. The accreted dividends increase the carrying value of the additional paid in capital attributable to the Series B Preferred Stock. See Note 7 discussing the conversion of the Series B Junior Convertible, Exchangeable Preferred Stock in accordance with a shareholder vote at the annual meeting.

(6)      New Accounting Pronouncements

         On  February  1, 1998 the  Company  adopted  SFAS No.  130,  "Reporting
         Comprehensive Income," which requires companies to report as comprehensive income all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no other comprehensive income as identified in SFAS No. 130 for the periods presented in the accompanying financial statements.

(7)      Subsequent Events

         On November 23, 1998 the Company's stockholders approved a plan of recapitalization under which all of the Company's stock was converted into a single class of Common Stock, the subsidiary General Textiles, Inc. was merged into the parent and the Company's name was changed to "Factory 2-U Stores, Inc."

         Under the plan of recapitalization, each share of common stock was converted into .30133 shares of post-recapitalization Common Stock, each share of Series A Preferred Stock was converted into one share of post-recapitalization Common Stock and each share of Series B Preferred Stock was converted into 173.33 shares of post-recapitalization Common Stock. Dividends are no longer payable to the Series A Preferred Shareholders nor will dividends be imputed for the Series B Preferred Stock. As a result of the recapitalization, the Company has 11,306,000 shares of Common Stock outstanding. Additionally, the Company has commenced a rights offering under which an additional 800,000 shares of Common Stock will be sold for $13.00 per share.

         The following table sets forth the Company's pro forma consolidated net income (loss) and basic income (loss) per share for the thirteen and thirty-nine weeks ended October 31, 1998. The pro forma results give effect to the conversion of Series A and B preferred stock into common, elimination of dividends and adjustment of interest expense as though the recapitalization had occurred at February 1, 1998.

                                                   Period Ended October 31, 1998
                                                   13 Weeks             39 Weeks
(in thousands, except per share amounts)
Pro forma net income (loss)                        $ 2,291             $ (4,305)

Pro forma basic and diluted earnings per share:
  Income (loss) before extraordinary item           $ 0.20              $ (0.14)
  Extraordinary item                                     -              $ (0.25)
  Net income (loss)                                 $ 0.20              $ (0.39)

Pro forma weighted average shares outstanding       11,306               11,165

         Factory 2-U Stores, Inc. Common Stock began trading on a post-recapitalization basis November 25, 1998 on the Nasdaq Small Cap under the symbol "FTUS."

(8)      Reclassifications

         Certain reclassifications have been made to the January 31, 1998 amounts to conform to the October 31, 1998 presentation.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

General

Management's discussion of the results of operations provides analysis of the Company's operations during the 13 and 39 weeks ended October 31, 1998 and November 1, 1997.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of October 31, 1998 there were 168 stores in operation versus 168 at November 1, 1997.

13 Weeks Ended October 31, 1998 Compared to the 13 Weeks Ended November 1, 1997

Net sales were $85.0 million for the 13 weeks ended October 31, 1998 compared to $77.3 million for the 13 weeks ended November 1, 1997, an increase of $7.7 million, or 10.0%. Comparable store sales increased 11.4%.

Gross profit was $28.8 million for the 13 weeks ended October 31, 1998 compared to $26.5 million for the 13 weeks ended November 1, 1997, an increase of approximately $2.3 million, or 8.7% increase. As a percentage of sales, gross profit was 33.9% for the 13 weeks ended October 31, 1998 compared to 34.2% for the 13 weeks ended November 1, 1997. The decrease in the gross profit margin as a percentage of sales is primarily attributable to higher markdowns.

Selling and administrative expenses were $24.8 million for the 13 weeks ended October 31, 1998 compared to $22.9 million for the 13 weeks ended November 1, 1997, an increase of $1.9 million, or 8.3%. As a percentage of sales, selling and administrative expenses were 29.2% for the 13 weeks ended October 31, 1998 compared to 29.6% for the 13 weeks ended November 1, 1997. The decrease as a percentage of sales is primarily a result of operating leverage from increased comparable store sales in relation to fixed occupancy costs as well as lower preopening costs partially offset by higher advertising and administrative support expenses.

Amortization of intangibles was $0.6 million for the 13 weeks ended October 31, 1998 and for the 13 weeks ended November 1, 1997.

Interest expense was $1.1 million for the 13 weeks ended October 31, 1998 and $1.4 million for the 13 weeks ended November 1, 1997. The exchange of the subordinated and junior subordinated notes for new notes, discussed in the "Liquidity and Capital Resources" section, resulted in a lower debt discount amortization in the current year.

Federal income taxes were accrued in anticipation of an alternate minimum tax for fiscal 1998.

The net income available to common stockholders was $0.6 million for the 13 weeks ended October 31, 1998 compared to net income available to common stockholders of $0.1 million for the 13 weeks ended November 1, 1997. The increase in net income for the 13 weeks ended October 31, 1998 is a result of the operating factors cited above.

39 Weeks Ended October 31, 1998 Compared to the 39 Weeks Ended November 1, 1997

Net sales were $224.9 million for the 39 weeks ended October 31, 1998 compared to $207.1 million for the 39 weeks ended November 1, 1997, an increase of $17.8 million, or 8.6%. Comparable store sales increased 7.1%.

Gross profit was $75.6 million for the 39 weeks ended October 31, 1998 compared to $66.7 million for the 39 weeks ended November 1, 1997, an increase of $8.9 million, or 13.3%. As a percentage of sales, gross profit was 33.6% for the 39 weeks ended October 31, 1998 compared to 32.2% for the 39 weeks ended November 1, 1997. The increase in the gross profit margin is primarily attributable to lower shrinkage and higher markup partially offset by higher markdowns.

Selling and administrative expenses were $70.3 million for the 39 weeks ended October 31, 1998 compared to $63.2 million for the 39 weeks ended November 1, 1997, an increase of approximately $7.1 million, or 11.2%. As a percentage of sales, selling and administrative expenses were 31.3% for the 39 weeks ended October 31, 1998 compared to 30.5% for the 39 weeks ended November 1, 1997. The increase as a percentage of sales is primarily a result of higher store wage rates, due in part to an increase in the minimum wage, and increased administrative support expenses.

Amortization of intangibles was $1.8 million for the 39 weeks ended October 31, 1998 compared to $1.6 million for the 39 weeks ended November 1, 1997. The increase is attributable to the non-compete agreement with the former president.

The special charge of $1.5 million in fiscal 1998 represents various expenses incurred in connection with hiring the current President and CEO of General Textiles. In fiscal 1997, a charge of $1.8 million was incurred when the former president resigned.

Interest expense was $3.4 million for the 39 weeks ended October 31, 1998 and $4.0 million for the 39 weeks ended November 1, 1997. The exchange of the subordinated and junior subordinated notes for new notes, discussed in the "Liquidity and Capital Resources" section, resulted in a lower debt discount amortization in the current year.

Federal income taxes of $0.2 million were accrued in anticipation of an alternate minimum tax for fiscal 1998.

An extraordinary charge of $2.8 million was incurred for the 39 weeks ended October 31, 1998 because notes payable associated with the General Textiles bankruptcy were extinguished and new notes with terms favorable to the Company were issued.

The net loss available to common stockholders was $9.2 million for the 39 weeks ended October 31, 1998 compared to a net loss available to common stockholders of $8.5 million for the 39 weeks ended November 1, 1997. The increase in net loss for the 39 weeks ended October 31, 1998 is a result of the operating factors cited above.

Liquidity and Capital Resources

On November 23, 1998 the Company's stockholders approved a plan of recapitalization under which all of the Company's stock was converted into a single class of Common Stock, the subsidiary General Textiles, Inc. was merged into the parent and the Company's name was changed to "Factory 2-U Stores, Inc."

Under the plan of recapitalization, each share of common stock was converted into .30133 shares of post-recapitalization Common Stock, each share of Series A Preferred Stock was converted into one share of post-recapitalization Common Stock and each share of Series B Preferred Stock was converted into 173.33 shares of post-recapitalization Common Stock. Dividends are no longer payable to the Series A Preferred Shareholders nor will dividends be imputed for the Series B Preferred Stock. As a result of the recapitalization, the Company has 11,306,000 shares of Common Stock outstanding. Additionally, the Company has commenced a rights offering under which an additional 800,000 shares of Common Stock will be sold for $13.00 per share.

The following table sets forth the Company's pro forma  consolidated  net income
(loss) and basic income (loss) per share for the thirteen and thirty-nine weeks ended October 31, 1998. The pro forma results give effect to the conversion of Series A and B preferred stock into common, elimination of dividends and adjustment of interest expense as though the recapitalization had occurred at February 1, 1998.

                                                   Period Ended October 31, 1998
                                                   13 Weeks             39 Weeks
(in thousands, except per share amounts)
Pro forma net income (loss)                        $ 2,291             $ (4,305)

Pro forma basic and diluted earnings per share:
  Income (loss) before extraordinary item          $  0.20              $ (0.14)
  Extraordinary item                                     -              $ (0.25)
  Net income (loss)                                 $ 0.20              $ (0.39)

Pro forma weighted average shares outstanding       11,306               11,165

Factory 2-U Stores, Inc.Common Stock began trading on a post-recapitalization basis November 25, 1998 on the Nasdaq Small Cap under the symbol "FTUS."

Family Bargain Corporation

As of October 31, 1998, Family Bargain Corporation (the "Parent") had no outstanding indebtedness compared to its debt obligations at January 31, 1998 of $0.7 million.

General Textiles, Inc.

On July 31, 1998, the Company's two operating subsidiaries, General Textiles and Factory 2-U, Inc., merged (the Subsidiary Merger) to form a new Delaware corporation named General Textiles, Inc. As a result of the Subsidiary Merger, the Company and its lender have amended certain terms and conditions of its revolving credit facility. Under the amended terms and conditions covenants have been reset to be reflective of anticipated earnings, capital expenditures and cash flow over the remaining term of the revolving credit facility for General Textiles, Inc.

The General Textiles' bankruptcy plan of reorganization requires that certain events, such as the Subsidiary Merger, result in the acceleration of payment of the trade subordinated notes. The outstanding balance of trade subordinated notes of $1.7 million was paid in October 1998.

General Textiles, Inc. finances its operations through credit provided by suppliers, amounts borrowed under its $50.0 million revolving credit facility and internally generated cash flow.

General Textiles, Inc. may borrow up to 65% of eligible inventory, as defined, subject to a maximum of $50.0 million of amounts outstanding at any time. As o October 31, 1998, General Textiles, Inc. had $25.9 million outstanding and $15.1 million available to borrow under its revolving credit facility.

Effective April 30, 1998 the Company entered into agreements to exchange the subordinated and junior subordinated notes for new notes. The new notes removed an estimated excess cash flow calculation previously used to determine the timing and amount of payments. Further, the new notes provide a fixed schedule for debt principal payments. In accordance with EITF 96-19, the Company recorded the exchange of the subordinated debt agreements as an extinguishment of debt, and in connection therewith, recorded an extraordinary loss, net of taxes, of $2.8 million. This loss represents increases in the present value of the principal amount of debt and fees paid to the lenders. The fees included the issuance of 75,000 shares of common stock and warrants to purchase 274,418 shares of common stock, both stated at fair market value.

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

At October 31, 1998, General Textiles, Inc. was obligated to non-affiliate holders of its subordinated and junior subordinated notes in the face amount of $20.6 million with a carrying value of $13.9 million.

Capital Expenditures

The Company's planned future capital expenditures include costs to open new stores, to renovate and/or relocate existing stores, to expand its central administrative and distribution facilities and to upgrade its information systems. Management believes that future expenditures will be financed from internal cash flow and the revolving credit facilities. Through October 31, 1998 the Company has spent approximately $5.2 million on capital expenditures (including capital leases). The Company anticipates spending approximately $1.7 million during the remainder of the current fiscal year.

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

At October 31, 1998, the Company's total net deferred income tax assets, a significant portion of which relates to NOLs discussed above, have been subjected to a 100% valuation allowance since realization of such assets is not likely in light of the Company's recurring losses from operations.

Year 2000 Issue

The Company uses various computer programs that would fail to perform accurately if not replaced before the year 2000 affects any transactions. The Company has selected and is currently implementing a new integrated software package to support future growth and which is capable of addressing the issues associated with the year 2000. As part of its capital expenditure plans previously discussed, the Company anticipates the new software installation in 1998 will cost approximately $2.0 to $3.0 million and does not anticipate that conversion issues will materially influence operations or operating results.

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


FAMILY BARGAIN CORPORATION

Date: December 7, 1998




By:    /s/  Jonathan W. Spatz____
       Name:  Jonathan W. Spatz
         Title: Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number   Description                                                      Page

11.1     Computation of per share loss                                     12
27       Financial Data Schedule (for EDGAR filing only)                   13