Form 10-K
period 1999-01-30
FACTORY 2 U STORES INC
filed 1999-04-29
CIK 813775

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For fiscal period ended January 30, 1999 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the transition period to__________

                         Commission File number 0-16309

                            FACTORY 2-U STORES, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                51-0299573
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
   incorporation or Organization)

          4000 Ruffin Road                             92123
       San Diego, California
     (Address of Principal Offices)                 (Zip Code)

       Registrant's Telephone Number, Including Area Code: (619) 627-1800


                Securities registered pursuant to Section 12(b)
                                  of the Act:

 Title of each class               Name of each exchange on which registered
_______________________________________________________________________________

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

At April 3, 1999 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $85,510,683.

At April 3, 1999 the Registrant had outstanding 12,106,348 shares of
Common Stock, $0.01 par value per share.
________________________________________________________________________________
________________________________________________________________________________

                                 FORM 10-K INDEX



                                     PART I
Item 1.   Business                                                                    3
Item 2.   Properties                                                                  7
Item 3.   Legal Proceedings                                                           7
Item 4.   Submission of Matters to a Vote of Security Holders                         8




                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters       8
Item 6.   Selected Financial Data                                                    10
Item 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 10
Item 8.   Financial Statements and Supplementary Data                                18
Item 9.   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                             19



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                         19
Item 11.  Executive Compensation                                                     19
Item 12.  Security Ownership of Certain Beneficial Owners and Management             19
Item 13.  Certain Relationships and Related Transactions                             19



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.           19

                                     PART I

Item 1.  BUSINESS

THE COMPANY

Factory 2-U Stores, Inc., which was previously named Family Bargain Corporation (the "Company"), at January 30, 1999 operated 168 off-price retail apparel and housewares stores under the names Family Bargain Center and Factory 2-U in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington.

Prior to July 31, 1998, the Company operated through its wholly-owned subsidiaries, General Textiles and Factory 2-U, Inc. The Company acquired General Textiles in 1993, while General Textiles was operating under Chapter 11 of the U.S. Bankruptcy Code and acquired Factory 2-U, Inc. in November 1995.

On July 31, 1998, the Company merged General Textiles and Factory 2-U, Inc.
into General Textiles, Inc. On November 23, 1998, the Company merged General Textiles, Inc. into itself in a transaction in which (i) the previous three classes of the Company's stock were converted into a single class of Common Stock and (ii) the Company's name was changed from Family Bargain Corporation to Factory 2-U Stores, Inc. (the "Recapitalization").

The Company's 168 stores average 13,300 total square feet and are located mostly in strip centers. Products include a broad range of family apparel, domestic goods and housewares. Typical customers of the Company are families with below average income, who generally are profiled as discount store shoppers. The Company's merchandising strategy is to offer first quality recognizable national and discount store brands at a substantial discount, generally 20% to 50% below that offered by the national discount chains. The stores are well-lit and present the merchandise primarily on hanging fixtures. In-store signage emphasizing the savings is strategically placed throughout the stores, creating increased customer awareness.


OPERATIONS

OPERATING STRATEGY

The Company seeks to be the leading off-price apparel, domestic goods and housewares retailer to families with below average incomes in the markets it serves. The major elements of its operating strategy include:

Provide Value to Customers on National and Discount Brand Merchandise: The Company emphasizes providing value to its customers by providing merchandise found in national discount chains at savings between 20% and 50% from prices offered by the national discount chains. The Company buys excess supplies of recognized brands at bargain prices and passes along the savings to the customer.

Target Under-Served Market Segments: The Company's stores target customers who are under-served in their markets. Typical customers are young families with below average incomes.

Maximize Inventory Turns: The Company emphasizes inventory turn in its merchandise and marketing strategies. Merchandise presentation, an everyday low price strategy, frequent store deliveries and advertising programs all target rapid inventory turn, which management believes leads to increased profits and efficient use of capital.

EXPANSION PLANS

Opening of New Stores: The Company plans to increase its store count by 20 to 25 stores in the fiscal year ending January 29, 2000 (fiscal 1999). The new stores are planned for markets in which the Company currently operates. During fiscal 1998, the Company opened 7 new stores and closed 5 stores. During the period from January 30, 1999 through April 3, 1999, 3 stores closed and 3 new stores were opened. Average store opening costs for equipment, fixtures, leasehold improvements and preopening expenses are approximately $215,000. Average initial inventory for a new store is approximately $300,000. Generally, during the two to three month grand opening period, a new store achieves sales in excess of sales of an average comparable mature store and, within six months, generates sales consistent with comparable mature store levels.

Renovation and Relocation Program: The Company plans to renovate and relocate stores; relocation will be considered as superior sites become available in their markets. Store renovations generally include installing new fixtures, redesigning layouts and refurbishing floors and walls. The cost to renovate or relocate a store is approximately $50,000 and $175,000, respectively. During fiscal 1998, the Company renovated 51 stores and relocated 1 store. The Company plans to change the name of all stores to Factory 2-U by the end of the first quarter of fiscal 2000.


BUYING AND DISTRIBUTION

The Company purchases merchandise from domestic manufacturers, jobbers, importers and other vendors. Payment terms are typically net 30 days. The Company continually adds new vendors and does not maintain long-term or exclusive purchase commitments or agreements with any vendor. Management believes that there are a substantial number of additional sources of supply of first quality, national and discount brand merchandise that will meet its increased inventory needs as the Company grows.

In-Season Goods. Unlike traditional department stores and discount retailers, which primarily purchase merchandise in advance of the selling season (for example, back-to-school clothing is purchased by March), the Company purchases approximately 70% of its merchandise in-season (i.e., during the selling season). In-season purchases generally represent closeouts of vendors' excess inventories remaining after the traditional wholesale selling season and are often created by other retailers' order cancellations. Sometimes vendors manufacture to meet anticipated demand rather than known demand, knowing the Company is a potential buyer of the excess. Such merchandise is typically available at prices below wholesale. Management believes that such in-season buying practices are well suited to the Company's customers, who tend to make purchases on an as-needed basis later into a season. The Company's in-season buying practice is facilitated by its ability to process and ship merchandise through its distribution center to its stores, usually within two or three days of receipt from the vendor, and to process a large number of relatively small purchase orders. Management believes that the Company is a desirable customer for vendors seeking to liquidate inventory because it can take immediate delivery of large quantities of in-season goods. Furthermore, the Company rarely requests markdown concessions, advertising allowances or special shipping and packing procedures, insisting instead on the lowest possible price. It passes these low prices on to its customers.

Manufacturers ship goods directly to the Company's San Diego distribution center or, in the case of East Coast vendors, to the Company through its East Coast freight consolidator. Goods received at the Company's warehouse are generally shipped to its stores using independent trucking companies within two to three days of their arrival. The Company generally does not store goods from season to season at its warehouse. An auxiliary warehouse is scheduled to go into service in the summer of 1999. That warehouse will be used in conjunction with the current facility to ticket all merchandise prior to shipment to the stores.Ticketing is now done at each store and the change in ticketing procedure is expected to create greater efficiency.


MERCHANDISING AND MARKETING

The Company's merchandise selection, pricing practices and store formats are designed to reinforce the concept of value and maximize customer enjoyment of the shopping experience. The Company's stores offer their customers a diverse selection of primarily first quality, in-season merchandise at prices which generally are lower than those of competing discount and off-price stores in their local markets. Nearly all of their merchandise carries brand name labels, including nationally recognized brands.

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

The Company emphasizes inventory turn in its merchandising and marketing strategy. Merchandise presentation, pricing below discounters, frequent store deliveries, staggered vendor shipments, promotional advertising, store-tailored distribution and prompt price reductions on slow moving items all target rapid inventory turn. The Company believes that the pace of its inventory turn leads to increased profits, reduced inventory markdowns, efficient use of capital and customer urgency to make purchase decisions.

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

The Company's stores are characterized by easily accessible merchandise displayed on hanging fixtures and open shelves in well-lighted stores. Prices are clearly marked, usually displayed in whole dollars. A comparative retail-selling price is often noted on price tags. The Company's major advertising vehicle is the use of a full-color print tab showing actual photos of its merchandise. Print media is delivered to the consumers in newspaper inserts and marriage-mail drops. Other advertising programs include radio and outdoor promotional activities.

The Company's stores emphasize customer satisfaction to develop customer loyalty and generate repeat sales. If a customer is not completely satisfied with any purchase, the Company's stores will make a full refund or exchange. Most sales are for cash, although checks, debit and credit cards are accepted. The Company does not issue its own credit card, but does offer a layaway program. The layaway program is an important means for the Company's customers, many of whom do not possess credit cards, to purchase goods over time.

Approximately 60% of the Company's sales occur in its third and fourth quarters, during the back-to-school (August and September) and Christmas (November and December) seasons. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Seasonality and Quarterly Fluctuations."

THE STORES

As of April 3, 1999 the Company operated 168 stores located in seven western states. Stores are primarily located in rural and lower income suburban communities and, to a lesser extent, in metropolitan areas. Most stores are located in strip shopping centers, where occupancy costs are most favorable. As of January 30, 1999, the number of store locations was as follows:

                            STRIP
   STATE                    CENTER       DOWNTOWN       OTHER       TOTAL
   California                   74             13           6          93
   Arizona                      27              4           0          31
   Washington                   12              2           2          16
   New Mexico                    8              0           1           9
   Nevada                        7              0           0           7
   Oregon                        7              0           1           8
   Texas                         3              1           0           4
                               138             20          10         168

The stores range in size from 5,000 square feet to 35,000 square feet, averaging 13,300 square feet. Management continually reviews the ability of stores to provide positive contributions to the Company's operating results and may elect to close stores that do not meet performance criteria. Costs associated with closing stores, consisting primarily of the recognition of remaining lease obligations and provisions to re-value assets to net realizable value, are charged to operations during the fiscal year in which the commitment is made to close a store.

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

The Company's store management team participates in a bonus plan in which they are awarded bonuses upon achieving plan objectives. The Company believes that the bonus program is an important incentive for its key employees, helps reduce employee turnover and lowers costs.

The Company generally leases previously occupied store sites on terms that it believes are more favorable than those available for newly constructed facilities. After the Company signs a store lease, a store opening team prepares the store for opening by installing fixtures, signs, racks, dressing rooms, checkout counters, cash register systems and other items. The district manager and store manager arrange the merchandise according to the standard store layout and train new personnel before and after the store is opened. The Company selects store sites based on demographic analysis of the market area, sales potential, local competition, occupancy expense, operational fit and proximity to existing store locations. Store opening preparations generally take up to three weeks.

The Company maintains commercial liability, fire, theft, business interruption and other insurance policies.


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


EMPLOYEES

As of April 3, 1999 the Company employed 3,222 people, of whom 2,916 were store employees and store field management (1,014 of whom were part-time), 228 were executives and administrative employees and 78 were warehouse employees. None of the Company's employees is subject to collective bargaining agreements and management considers its relations with its employees to be good.


TRADEMARKS

Except for the trade names "Family Bargain Center" and "Factory 2-U", which are federally registered trademarks, the Company does not have any material trademarks.


GOVERNMENT REGULATION

The Company's operations are subject to various federal, state and local laws, regulations and administrative practices affecting its business, including laws and regulations relating to equal employment and minimum wages. The Company believes it is in substantial compliance with all federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits required for the operation of its business. The Company believes that the compliance burdens and risks relating to such laws and regulations do not have a material adverse effect on the Company.


ITEM 2. PROPERTIES

As of April 3, 1999 the Company operated 168 retail stores located in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington, under various operating leases with third parties. The leases are separately negotiated and are generally not uniform. The store locations include strip centers, downtown business districts, and stand alone sites. Typical lease terms are for five years with renewal options in five year increments. Approximately two-thirds of the leases are "triple net leases" under which the Company is required to reimburse landlords for insurance, real estate taxes and common area maintenance costs. Some leases require the Company to pay a minimum monthly rent and a percentage of sales in excess of a specified sales level. The current annual rent expense for the 168 stores open at January 30, 1999 is approximately $18.2 million.

The Company's headquarters are located in a 269,000 square foot multi-use facility at 4000 Ruffin Road, San Diego, California. This facility consists of 37,000 square feet of office space, an 8,000 square foot retail store and a 224,000 square foot warehouse and distribution center. This facility is leased for a term expiring in September 2005. The lease provides for annual base rent at an average of approximately $1.5 million over the lease term.


ITEM 3. LEGAL PROCEEDINGS

The Company is at all times subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Company's Annual Meeting of stockholders was held on November 23, 1998.

b. The directors elected at the meeting were as follows:


                               VOTES            VOTES
                                FOR            AGAINST      WITHHELD

DIRECTOR
Peter V. Handal               17,307,936     0              80,028
Ronald Rashkow                17,307,936     0              80,028
Wm. Robert Wright II          17,307,936     0              80,028
Michael Searles               17,307,936     0              80,028

Other directors whose terms of office continued after the meeting are as follows: James D. Somerville, John J. Borer III, Ira Neimark, H. Whitney Wagner, and Thomas G. Weld. Mr. Weld resigned as a director effective November 29, 1998.


c. Other matters voted on at the meeting and the results of those votes were as follows:

Approval of the merger of General  Textiles,  Inc. into Family Bargain
Corporation

VOTES FOR:                    17,525,212
VOTES AGAINST:                   427,924
ABSTENTIONS:                      28,103

Approval of the Amended and Restated Family Bargain Corporation 1997 Stock Option Plan

VOTES FOR:                    15,230,843
VOTES AGAINST:                   413,516
ABSTENTIONS:                      38,858

Ratification of Arthur Andersen LLP as independent accountants

VOTES FOR:                    17,149,751
VOTES AGAINST:                    25,423
ABSTENTIONS:                       9,355

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to the plan of recapitalization approved by the Company's stockholders on November 23, 1998 (the "Plan of Recapitalization"), the Company's stock was converted into a single class of Common Stock. Each share of common stock prior to the Recapitalization ("Pre-Recapitalization Common Stock") was converted into
 .30133 shares of Post-Recapitalization Common Stock, each share of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") was converted into one share of Post-Recapitalization Common Stock and each share of Series B Junior Convertible, Exchangeable Preferred Stock (the "Series B Preferred Stock") was converted into 173.33 shares of Post-Recapitalization Common Stock. Immediately following the Recapitalization, the Company had 11,306,000 shares of Common Stock outstanding.

Prior to the Recapitalization, the Company's then Common Stock and its Series A Preferred Stock were quoted on the Nasdaq SmallCap Market. The table below sets forth certain information with respect to the high and low closing bid prices (rounded to the nearest hundredth) of the Company's Common Stock and Series A Preferred Stock during the years ended January 31, 1998 (fiscal 1997) and January 30, 1999 (fiscal 1998), and the subsequent interim period, as quoted by Nasdaq. The market prices of the Common Stock have been adjusted to give retroactive effect to the conversion of Pre-Recapitalization Common Stock into Common Stock, i.e., the prices are per share of Post-Recapitalization Common Stock. The market prices after November 23, 1998 are the actual prices of the current Common Stock. The quotations below represent inter-dealer prices without retail markups, markdowns or commissions and may not be representative of actual transactions.

                                                                                    SERIES A
                                                     COMMON STOCK                PREFERRED STOCK
                                                   HIGH          LOW            HIGH           LOW
FISCAL 1997
First Quarter                                     $10.25         $ 6.64         $ 9.38         $ 7.75
Second Quarter                                    $ 9.13         $ 5.41         $ 9.00         $ 8.00
Third Quarter                                     $ 6.44         $ 1.66         $ 8.44         $ 6.69
Fourth Quarter                                    $ 5.81         $ 3.32         $ 7.94         $ 6.25

FISCAL 1998
First Quarter                                     $10.58         $ 4.25         $ 9.62         $ 7.13
Second Quarter                                    $11.10         $ 7.47         $10.13         $ 8.13
Third Quarter                                     $ 9.54         $ 5.39         $ 8.50         $ 5.50
Fourth Quarter (to November 23, 1998)             $ 7.16         $ 5.60         $ 7.38         $ 5.56
Fourth Quarter (after November 23, 1998)          $12.63         $ 6.81         Not            Not
                                                                                Applicable     Applicable
FISCAL YEAR ENDING JANUARY 29, 2000
FIRST QUARTER (THROUGH APRIL 3, 1999)             $12.50         $11.38         Not            Not
                                                                                Applicable     Applicable

As of January 30, 1999, the number of record holders of Common Stock was approximately 303. This number does not include an indeterminate number of stockholders whose shares are held by financial institutions in "street name." The Company has estimated beneficial holders of its Common Stock to be more than 2000.

Until the Recapitalization, the Company paid quarterly dividends of $0.2375 per share on its Series A Preferred Stock (aggregating $2,593,000 for fiscal 1998). The Company did not pay cash dividends on its Pre-Recapitalization Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The declaration and payment of any cash dividends on its Common Stock in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and cash requirements.

The Company recorded non-cash dividends on the Series B Preferred Stock using the effective interest method to recognize the dividend ratably over the estimated period in which the Series B Preferred

Stock was to be outstanding. For fiscal 1998, such accreted dividends totaled approximately $2,210,000. See Note 11 to Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company. All of the selected financial data, except for Operating Data, is derived from audited financial information. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data."

    (in thousands, except per share and operating data)
                                                                        FISCAL YEAR ENDED
                                             JANUARY 30, JANUARY 31,   FEBRUARY,  JANUARY 27,  JANUARY 28,
                                                1999        1998         1997(1)     1996          1995

Statement of Operations Data
Net sales                                    $ 338,223    $ 300,592   $ 252,165    $ 179,820   $ 146,520
Operating income (loss)                         10,464        5,097     (27,939)       5,153       2,608
Income (loss) from continuing operations         5,019         (129)    (36,564)       1,478        (354)
Net income (loss)                                2,269         (129)    (37,390)         978       2,656
Dividends on series A preferred stock            2,593        3,456       3,509        3,040       2,030
Dividends on series B preferred stock            2,210        2,661           -            -           -
Inducement to convert preferred stock to
     common stock                                2,804            -           -            -           -
Net income (loss) applicable to common stock    (5,338)      (6,246)    (40,899)      (2,062)        626
Weighted average shares outstanding              3,381        1,479       1,358        1,207       1,208
Loss before extraordinary loss and
     discontinued operations applicable to
     common stock                                (0.77)       (4.23)     (29.50)       (1.29)      (1.96)
Net income (loss) per common share(2)            (1.58)       (4.23)     (30.12)       (1.71)       0.52
Diluted net income (loss) per common share(2)    (1.58)       (4.23)     (30.12)       (1.71)       0.23

Operating Data
Number of stores                                   168          166         150          131          97
Total selling square footage                 1,804,000    1,788,000   1,567,000    1,367,000     867,000
Sales per selling square foot                      192          180         172          161         187
Comparable store sales growth                     10.9%         3.4%        5.3%         2.8%        0.9%

Balance Sheet Data
Working capital (deficit)                    $  (7,430)   $  (2,749)  $     248    $   4,314   $  10,098
Total assets                                    90,167       84,817      80,669       87,152      59,905
Long-term debt and revolving credit notes,
     including current portion                  13,773       29,076      37,894       30,120      17,267
Stockholders' equity                            27,765       17,218      11,208       27,717      29,812


Notes to Selected Financial Data
(1) 53 weeks.
(2) In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The statement specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) and diluted earnings per share (DEPS). The statement requires retroactive adoption for all prior periods presented. Additionally, all prior periods presented have been restated giving effect to the reverse stock split that was authorized during the fourth quarter of fiscal 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and "Financial Statements and Supplementary Data."

GENERAL

During the past three fiscal years, a number of events occurred which have had a significant impact on the financial condition of the Company and its subsidiaries.

On July 31, 1998, the Company's two operating subsidiaries, General Textiles and Factory 2-U, Inc., merged to form General Textiles, Inc.

On November 23, 1998, the Company carried out a Recapitalization in which all of the Company's stock was converted into a single class of Common Stock. Under the Plan of Recapitalization, each share of Pre-Recapitalization Common Stock was converted into .30133 shares of Common Stock, each share of Series A Preferred Stock was converted into one share of Common Stock and each share of Series B Preferred Stock was converted into 173.33 shares of Common Stock. In connection with the Recapitalization, General Textiles, Inc. was merged into Family Bargain Corporation (the "Family Bargain Merger") and the Company's name was changed to Factory 2-U Stores, Inc.

Immediately after the Recapitalization, the Company had 11,306,000 shares of Common Stock outstanding. An investment group (the "TCR Investors") advised by Three Cities Research, Inc. ("TCR") owned approximately 50% of these shares. Immediately after the Recapitalization, the Company undertook a rights offering under which it issued to its stockholders transferable rights to purchase an additional 800,000 shares of Common Stock for $13.00 per share. Three TCR Investors agreed to purchase any shares as to which rights were not exercised. In total, the TCR Investors purchased 798,075 shares as a result of the rights offering, increasing their ownership to 53%.

In January 1997, the TCR Investors advised by TCR purchased a controlling equity interest in the Company by acquiring all of the Common and Series A Preferred Stock held by the former chairman, vice chairman and chief executive officer of the Company (the "Former Executives") and purchasing from the Company 22,000 shares of newly authorized Series B Preferred Stock. Subsequent to the close of fiscal 1996, the Company sold an additional 11,715 shares of the Series B Preferred Stock to TCR Investors, directors and management of the Company.

In connection with the change in control, three former directors resigned from the Board of Directors and three managing directors of TCR were appointed to serve on the Company's Board. The person then serving as President and Chief Executive Officer of the Company's two operating subsidiaries, who was a director of the Company, was appointed President and Chief Executive Officer of the Company. In February 1997, the Company's Board of Directors elected three new directors, one of whom was elected Chairman of the Board of Directors. In August 1997, the President and Chief Executive Officer of the Company resigned from all positions with the Company. In March 1998, the Company appointed a new President and Chief Executive Officer of its operating subsidiaries. He was elected a member of the Board of Directors of the Company in March 1998.

During fiscal 1998 and 1997, the Company's operational focus was on improving the operating performance of existing stores.

RESULTS OF OPERATIONS

The Company defines its fiscal year by the calendar year in which most of the activity occurs (e.g. the year ended January 30, 1999 is referred to as fiscal
1998). The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

FISCAL YEAR                                                 1998           1997           1996
      --------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------
Net sales                                                   100.0%         100.0%         100.0%
Cost of sales                                                65.7           67.7           70.6
                                                       -------------------------------------------
     Gross profit                                            34.3           32.3           29.4

Selling and administrative expenses                          29.5           29.3           32.0
Amortization of intangibles                                   0.7            0.7            0.8
Special charges                                               0.7            0.6            3.6
Merger costs                                                  0.3              -              -
Provision for goodwill impairment                               -              -            3.3
Write off of deferred offering costs                            -              -            0.8
                                                       -------------------------------------------
     Operating income (loss)                                  3.1            1.7          (11.1)
Interest expense                                              1.2            1.7            3.4
                                                       -------------------------------------------
Income (loss) from continuing operations
     before income taxes                                      1.9           (0.0)         (14.5)
Income taxes                                                 (0.4)             -              -
Discontinued operations, net of income tax benefit              -              -           (0.3)
Extraordinary loss, net of income tax benefit                (0.8)             -              -
                                                       --------------------------------------------
     Net income (loss)                                        0.7            0.0          (14.8)
     Inducement to convert preferred stock to
          Common Stock                                       (0.9)             -              -
     Preferred dividends                                     (1.4)          (2.1)          (1.4)
     Net loss applicable to common stock                     (1.6%)        (2.1%)         (16.2%)
                                                       --------------------------------------------

FISCAL 1998 COMPARED TO FISCAL 1997

As of January 30, 1999, the Company operated 168 stores compared to 166 as of January 31, 1998.

Net sales were $338.2 million for fiscal 1998 compared to $300.6 million for fiscal 1997, an increase of $37.6 million or 12.5%. Comparable store sales increased 10.9% in fiscal 1998 over the same period of the prior year.

Gross profit was $ 115.9 million for fiscal 1998 compared to $97.1 million for fiscal 1997, an increase of $18.8 million. As a percentage of sales, gross profit was 34.3% in fiscal 1998 compared to 32.3% in fiscal 1997. The increase in gross profit as a percentage of sales was primarily attributable to a lower inventory shrinkage and higher markups, partially offset by higher markdowns in fiscal 1998 compared to fiscal 1997.

Selling and administrative expenses were $99.7 million for fiscal 1998 compared to $88.0 million for fiscal 1997, an increase of $11.7 million. As a percentage of sales, selling and administrative expenses were 29.5% for fiscal 1998 compared to 29.3% in fiscal 1997. The increase in selling and administrative expenses as a percentage of sales was primarily a result of higher store wage rates, due in part to an increase in the minimum wage, and increased administrative support expenses.

Amortization of intangibles was $2.4 million for fiscal 1998 compared to $2.2 million for fiscal 1997, an increase of $0.2 million. The increase is attributable to a non-compete agreement with the former President and CEO. In January 1997, the Company's principal executive officers, who were its largest stockholders, sold their stock interest, resigned from their positions as officers and directors and, among other things, entered into an agreement not to compete with the Company until June 2000 in return for $1.8 million in secured promissory notes, that were paid in January 1998. In August 1997, the former President and CEO entered into an agreement not to compete with the Company until January 2001 in return for payments totaling $970,000.

The special charge of $2.4 million in fiscal 1998 represents various expenses incurred in connection with hiring the current President and CEO of the Company. In fiscal 1997, a charge of $1.8 million was incurred when the Former President and CEO resigned. At the end of fiscal 1998, future payments totaling $1.2 million related to these special charges were included in accrued liabilities.

Interest expense was $4.2 million in fiscal 1998 compared to $5.2 million in fiscal 1997, a decrease of $1.0 million. The decrease was attributable to decreases in the amortization of debt discount related to the exchange of the subordinated and junior subordinated notes for new notes (see Liquidity and Capital Resources).

Federal and state income taxes of $1.3 million were accrued in fiscal 1998, representing the tax provision as calculated in accordance with SFAS No. 109. In 1997, no provision was required due to net operating losses. The Company anticipates that operations in 1999 will also create taxable income.

An extraordinary charge of $2.8 million was incurred in fiscal 1998 because notes payable associated with the General Textiles bankruptcy were extinguished and new notes were issued with terms that the Company believes are more favorable to it which had lower discounts than had previously been recorded (see Liquidity and Capital Resources - Bankruptcy Debt of General Textiles).

Net income before dividends was $2.3 million in fiscal 1998 compared to a net loss before dividends of $0.1 million in fiscal 1997. Total dividends were $4.8 million in fiscal 1998 and $6.1 million in fiscal 1997. That included fiscal 1998 non-cash dividends on the Series B Preferred Stock of $2.2 million compared to $2.6 million in fiscal 1997. Additionally, in fiscal 1998, the Company recognized an inducement charge of $2.8 million in connection with conversion of Series A Preferred Stock to Post-Recapitalization Common Stock. The lower dividends in 1998 were due to the Recapitalization discussed above (see also Liquidity and Capital Resources). The net loss applicable to common stock was $5.3 million in fiscal 1998 compared to a net loss applicable to common stock of $6.2 million in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

Fiscal 1997 was a 52 week year and fiscal 1996 was a 53 week year. For purposes of determining comparable store sales, fiscal 1996 was adjusted to reflect a comparable 52 week year. As of January 31, 1998, the Company operated 166 stores compared to 150 as of February 1, 1997.

Net sales were $300.6 million for fiscal 1997 compared to $252.2 million for fiscal 1996, an increase of $48.4 million. Comparable store sales increased $7.7 million, or 3.4%, in fiscal 1997.

Gross profit was $97.1 million for fiscal 1997 compared to $74.1 million in fiscal 1996, an increase of $23.0 million. The increase in gross profit was due to the opening of new stores, an increase in comparable store sales and an increase in gross profit as a percentage of sales. As a percentage of sales, gross profit was 32.3% in fiscal 1997 compared to 29.4% in fiscal 1996. The increase in gross profit as a percentage of sales was a result of a lower inventory shrinkage and higher initial markups in fiscal 1997 compared to fiscal 1996.

Selling and administrative expenses were $88.0 million for fiscal 1997 compared to $80.6 million for fiscal 1996, an increase of $7.4 million. As a percentage of sales, selling and administrative expenses were 29.3% for fiscal 1997 compared to 32.0% in fiscal 1996. The decrease in selling and administrative expenses as a percentage of sales was primarily attributable to moving the Company's executive offices from New York City to San Diego and economies associated with increased sales volume.

Amortization of intangibles consists of amortization of excess of cost over net assets acquired and agreements not to compete. The noncompete agreements are the result of two transactions discussed in the comparison of fiscal 1998 to fiscal 1997.

The Company recognized special charges to operations in the aggregate amount of $1.8 million in fiscal 1997 and $9.2 million during fiscal 1996. The fiscal 1997 amount pertains to the separation from the Company of the then President and CEO, whereas the fiscal 1996 charges relate to terminating contracts with the former principal executive officers and closure of the former executive offices in New York City in connection with the change in control. At the end of fiscal 1997, future payments totaling $1.6 million related to these special charges were included in accrued liabilities.

Interest expense was $5.2 million in fiscal 1997 compared to $8.6 million for fiscal 1996, a decrease of $3.4 million. The decrease was attributable to decreases in the amortization of debt discount related to the Bankruptcy Debt of General Textiles (see Liquidity and Capital Resources).

There were no discontinued operations in fiscal 1997 compared to a loss from discontinued operations of $0.8 million in fiscal 1996.

The net loss before dividends was $0.1 million in fiscal 1997 compared to a net loss before dividends of $37.4 million in fiscal 1996. Total dividends were $6.1 million in fiscal 1997 and $3.5 million in fiscal 1996. This included non-cash dividends on the Series B Preferred Stock in fiscal 1997 of $2.6 million. There were no Series B Preferred Stock dividends in fiscal 1996. The net loss applicable to common stock was $6.2 million in fiscal 1997 compared to a net loss applicable to common stock of $40.9 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of January 30, 1999, the Company had outstanding indebtedness in the principal amount of $13.8 million.

The Company finances its operations through credit provided by vendors and other suppliers, amounts borrowed under its $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts which may be borrowed under the working capital facility are based on a percentage of eligible inventories, as defined, outstanding from time to time, as more fully described below.


REVOLVING CREDIT FACILITY

In July 1998, the Company and its lender agreed to amend certain terms and conditions of the revolving credit facilities between the lender and General Textiles and Factory 2-U. As a result of the Subsidiary Merger, the covenants and financial ratios were reset to reflect anticipated earnings, capital expenditures and cash flow of the Company during fiscal 1998 and the facilities were combined into one revolving credit facility (the "Facility").

At January 30, 1999 the Company could borrow up to $50,000,000 at the prime rate plus 0.75%, subject to limitations based on inventory levels. At January 30, 1999, the Company owed $1.8 million under the Facility and had $27,700,000 available to borrow under the Facility. The Facility expires in March 2000 but is subject to one year automatic renewal periods, unless terminated by the Company or its lender. The balance owed under the Facility fluctuates based on working capital requirements. Because of the seasonal nature of the Company's business, borrowings are usually greatest between August and December. The Company pays fees of 0.25% on the unused portion of the Facility. The Facility is secured by all the assets of the Company.

The Company was not in compliance with the current ratio covenant in the Facility as of January 30, 1999. The lender has waived that requirement at January 30, 1999.

SUBORDINATED NOTES

At January 31, 1998, the Company had outstanding $22,945,000 face value of Trade Subordinated Notes, Subordinated Reorganization Notes and Junior Subordinated Reorganization Notes. These notes were non-interest bearing, except for certain contingent interest payments and were subject to minimum principal payment requirements based on the annual excess cash flows of General Textiles. Accordingly, they were discounted to carrying values based on estimated future cash flows of General Textiles at discount rates ranging from 6% to 25%.

Effective   April  30,  1998,  the  Company   exchanged  the   Subordinated
Reorganization Notes and the Junior Subordinated Reorganization Notes (the "Old Notes") for new notes (the "New Subordinated Notes" and the "New Junior Subordinated Notes", collectively, the "New Notes"). The New Notes removed an estimated excess cash flow calculation previously used to determine the timing and amount of payments. Further, the New Notes provide a fixed schedule for debt principal payments. In accordance with EITF 96-19, the Company recorded the exchange of the Old Notes as an extinguishment of debt, and in connection therewith, recorded an extraordinary loss, net of taxes, of $2,750,000.
This loss represents the amount by which the present value of the New Notes exceeds the present value of the Old Notes for which they were exchanged and fees paid to the lenders. The fees included the issuance of 22,600 shares of pre-Recapitalization common stock and warrants to purchase 82,690 shares of pre-Recapitalization common stock, both stated at fair market value when they were issued.

The New Subordinated Notes totaled $3,250,000 and bore interest at 9.2% per annum through March 31, 1999, after which the interest rate would increase by one percent per annum each year up to a maximum of 13.2%. Principal was due in annual payments ranging from $200,000 to $400,000 with a balloon payment of $2,050,000 due May 28, 2003. The entire balance of $3,250,000 was paid on December 8, 1998.

The New Junior Subordinated Notes have a face value of $17,335,000, are non-interest bearing and are reflected on the accompanying balance sheets at the present value using a discount rate of 10%. The unamortized discount related to the New Junior Subordinated Notes was $6,404,000 at January 30, 1999, resulting in a net carrying value of $10,931,000, as reflected in the January 30, 1999 balance sheet (see Financial Statements). The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. Further, the New Junior Subordinated Notes require principal payments at December 31, 1999 and December 31, 2000 of $1,000,000, at December 31, 2001 and December 31, 2002 of $2,000,000, at December 31, 2003 and December 31, 2004 of $3,000,000 and a final payment at May 28, 2005 of $5,335,000.

Management believes that the Company's sources of cash, including the Facility, will be adequate to finance its operations and meet obligations under its existing indebtedness as they become due for at least the next twelve months.


CAPITAL EXPENDITURES

The Company anticipates spending approximately $15 million on capital expenditures in fiscal 1999 which includes costs to open new stores, to renovate and/or relocate existing stores and to upgrade information systems. Management believes that future expenditures will be financed from internal cash flow and the Facility.

INFLATION

In general, the Company believes that inflation has had no recent material impact on operations and none is anticipated in the next fiscal year.


MINIMUM WAGE INCREASES

The Company employs, both in its stores and in its corporate headquarters, a substantial number of employees who earn hourly wages near or at the minimum wage. Actions by both the federal and certain state governments have increased the hourly wages payable by the Company to such employees. To mitigate the impact of this wage increase, the Company has instituted policies to manage its ratio of wages to sales. Management believes that these measures will be adequate to control the impact of hourly wage increases on the overall profitability of its operations.


SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company historically has realized its highest level of sales and income during the third and fourth quarters of its fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. The seasonally lower sales in the Company's first two quarters (February through July), can result in the Company's incurring losses during those quarters even in years in which it will have full year profits.


YEAR 2000 ISSUE

Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or fail. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements.

The Company is utilizing both internal and external resources as applicable, to identify, correct or reprogram its internal systems for Year 2000 compliance. The effect on the Company's future results of operations is being determined as part of the detailed conversion process. In February 1999, the Company implemented a new integrated software package to support future growth and to address the issues associated with the year 2000. This system implementation substantially completed the Company's internal program to address the Company's Year 2000 issues. The new software installation cost $2.8 million.

The Company is currently seeking to insure that the software and operating systems included in its new integrated software package are Year 2000 compliant. The Company is also in the process of requesting information and assurances from its major vendors, service providers and customers about their state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, the Company will develop contingency plans such as the use of alternate vendors or manual systems.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS NO. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

The Accounting Standards Executive Committee (the "AcSEC") issued AICPA Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," and SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in April 1998 and March 1998, respectively. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics to be used in determining when computer software is for internal use. SOP 98-5 and 98-1 are effective for fiscal years beginning after December 15, 1998, with earlier applications permitted. The Company anticipates that the adoption of SOP 98-1 and SOP 98-5 will not have a material impact on the Company's financial position or results of operations.

On February 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain information about operating segments in condensed financial statements of interim periods issued to shareholders. The Company did not operate multiple business segments as identified in SFAS No. 131 for the periods presented in the accompanying financial statements.

On February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report as comprehensive income all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no other comprehensive income as identified in SFAS No. 130 for the periods presented in the accompanying financial statements.

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


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Risks and uncertainties which could effect the Company include increased competition from large national and regional discount store chains, inability to purchase adequate quantities of merchandise at below wholesale prices and changes in laws and regulations relating to wages, as well as other risks which are more fully described in Part I, Item 1 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                         PAGE
FACTORY 2-U STORES, INC.

Reports of Independent Public Accountants                                                                F-1

Factory 2-U Stores, Inc. Balance Sheets as of January 30, 1999 and January 31, 1998                      F-3

Factory 2-U Stores, Inc. Statements of Operations for fiscal years ended January 30, 1999,
           January 31, 1998 and February 1, 1997                                                         F-4

Factory 2-U Stores, Inc. Statements of Stockholders' Equity for fiscal years ended January 30, 1999,
           January 31, 1998 and February 1, 1997                                                         F-5

Factory 2-U Stores, Inc. Statements of Cash Flows for fiscal years ended January 30, 1999,
           January 31, 1998 and February 1, 1997                                                         F-6

Factory 2-U Stores, Inc. Notes to Financial Statements                                                   F-7

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Proposal 1 "Election of Directors" and "Executive Officers."


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

1) Financial Statements; the financial statements filed as part of this report are listed in the index to financial statements on page 18.

2) Exhibits:

Exhibit
   No.                                   Description
-----------

2.1       Plan and Agreement of Merger dated June 18, 1998 between Family Bargain Corporation and General
            Textiles, Inc. (2-Exhibit 2.1)

10.6      Subordinated Promissory Note ($6.35 MM), dated as of April 30, 1997 between General Textiles and Family
            Bargain Corporation (1-Exhibit 10.5)

10.7      Subordination and Standstill Agreement (RE: $6.35 MM Debt), dated as of May 30,  1997,  between  Family  Bargain  Corporation  and Finova
            Capital Corporation (1-Exhibit 10.4)

10.9      Note Exchange Agreement dated April 27, 1998 among General Textiles, Family Bargain Corporation,
            American Endeavour Fund Limited and London Pacific Life & Annuity Company (2-Exhibit 10.9)

10.10     Junior Subordinated Note Agreement dated April 30, 1998 among General Textiles, American Endeavour Fund
            Limited and London Pacific Life & Annuity Company (2-Exhibit 10.10)

10.11     Subordinated Note Agreement dated April 30, 1998 among General Textiles, American Endeavour Fund Limited and London Pacific Life & Annuity Company (2-Exhibit 10.11)

10.12     Form of Warrant dated April 30, 1998 (2-Exhibit 10.2)

10.14     Agreement dated July 18, 1998 of Three Cities Fund II L.P., Three Cities Offshore II C.V. and Quilvest
            American Equity Ltd. to exercise Rights and vote for merger (2-Exhibit 10.14)

11.1      Computation of per share earnings

23        Consents
            (b) Arthur Andersen LLP (accountants)
            (c) KPMG LLP (accountants)

27        Financial Data Schedule

     (1) Incorporated by reference to the Registrant's Form 10-Q for the 13 weeks ended August 2, 1997.

     (2) Incorporated by reference to Registration Statement on Form S-2, No. 333-58797 filed with the Commission on October 14, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            FACTORY 2-U STORES, INC.




                                            By: /s/ Michael M. Searles
                                                Michael M. Searles
                                                Chairman
Dated:  April 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Company and in the capacities and on the date indicated.

Signature                              Title                                       Date

/s/ Michael M. Searles             Chairman and Director                        April 29, 1999
Michael M. Searles

/s/ Jonathan W. Spatz              Executive Vice President,                    April 29, 1999
Jonathan W. Spatz                  Chief Financial Officer
                                   (Principal Financial
                                        and Accounting Officer)

/s/ John J. Borer III              Director                                     April 26, 1999
John J. Borer III

/s/ Peter V. Handal                Director                                     April 26, 1999
Peter V. Handal

/s/ Ira Neimark                    Director                                     April 28, 1999
Ira Neimark

/s/ Ronald Rashkow                 Director                                     April 26, 1999
Ronald Rashkow

/s/ James D. Somerville            Director                                     April 26, 1999
James D. Somerville

/s/ H. Whitney Wagner              Director                                     April 29, 1999
H. Whitney Wagner

/s/ Wm. Robert Wright II           Director                                     April 29, 1999
Wm. Robert Wright II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Factory 2-U Stores, Inc.:

We have audited the accompanying balance sheets of Factory 2-U Stores, Inc. (a Delaware corporation) as of January 30, 1999 and January 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Factory 2-U Stores, Inc. for the year ended February 1, 1997 were audited by other auditors whose report dated April 11, 1997 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Factory 2-U Stores, Inc. as of January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                  /s/ ARTHUR ANDERSEN LLP

San Diego, California
March 19, 1999

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Factory 2-U Stores, Inc. (formerly Family Bargain Corporation):

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Family Bargain Corporation and subsidiaries for the year ended February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Family Bargain Corporation and subsidiaries for the year ended February 1, 1997, in conformity with generally accepted accounting principles.


                                        KPMG LLP

San Diego, California
April 11, 1997

                            FACTORY 2-U STORES, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   JANUARY 30,               JANUARY 31,
                                                                       1999                     1998

ASSETS
Current assets:
     Cash                                                             $ 3,124                  $ 3,167
     Merchandise inventory                                             31,353                   29,820
     Prepaid expenses and other assets                                  1,137                      727
     Deferred income taxes                                              1,690                        -
          Total current assets                                         37,304                   33,714

Leasehold improvements and equipment,
     net of accumulated depreciation and amortization (Note 5)         18,187                   15,066

Deferred income taxes (Note 9)                                          1,149                        -
Other assets (Note 6)                                                   2,419                    3,326

Excess of cost over net assets acquired, less accumulated
     amortization of $8,537 and $6,935, respectively (Note 2)          31,108                   32,711

     Total assets                                                     $90,167                  $84,817


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital leases
          (Notes 8 and 10)                                            $ 1,818                  $ 4,873
     Accounts payable                                                  21,258                   19,003
     Income taxes payable                                               2,656                        -
     Accrued expenses (Note 7)                                         20,151                   12,587
          Total current liabilities                                    45,883                   36,463

Revolving credit notes (Note 8)                                         1,843                   12,657
Long-term debt (Note 8)                                                10,530                   12,922
Capital lease and other long-term obligations (Note 10)                 2,257                    3,306
Deferred rent (Note 10)                                                 1,889                    2,251

     Total liabilities                                                $62,402                  $67,599

Commitments and contingencies
     (Notes 3, 8, 10, 11 and 15)

Stockholders' equity (Notes 11 and 12):
     Series A convertible preferred stock, $0.01 par value; 0 and
       4,500,000 shares authorized, 0 and 3,638,690 shares
       issued and outstanding (aggregate liquidation preference of
       $0 and $36,387), respectively                                        -                       36
     Series B junior convertible, exchangeable preferred stock,
       $0.01 par value; 0 and 40,000 shares authorized,
       0 and 33,714 shares issued and outstanding (aggregate
       liquidation preference of $0 and $33,714), respectively              -                        -
     Common stock, $0.01 par value, 80,000,000 shares authorized;
       12,106,175 shares and 1,485,291 shares issued and
       outstanding, respectively                                          121                       15
     Stock subscription notes receivable                               (4,087)                  (2,115)
     Additional paid-in capital                                       103,248                   85,461
     Accumulated deficit                                              (71,517)                 (66,179)

     Total stockholders' equity                                        27,765                   17,218

     Total liabilities and stockholders' equity                       $90,167                  $84,817

   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FISCAL YEAR ENDED
                                                      JANUARY 30,             JANUARY 31,               FEBRUARY 1,
                                                         1999                     1998                      1997
Net sales                                              $338,223                 $300,592                 $252,165
Cost of sales                                           222,332                  203,528                  178,029
     Gross profit                                       115,891                   97,064                   74,136
Selling and administrative expenses                      99,719                   87,979                   80,634
Amortization of intangibles                               2,358                    2,238                    1,966
Special charges (Note 2)                                  2,350                    1,750                    9,172
Merger costs (Note 4)                                     1,000                        -                        -
Provision for goodwill impairment (Note 2)                    -                        -                    8,380
Write off of deferred offering costs (Note 2)                 -                        -                    1,923
     Operating income (loss)                             10,464                    5,097                  (27,939)
Interest expense (Note 8)                                 4,189                    5,226                    8,625
Income (loss) from continuing operations
     before income taxes, discontinued operations
     and extraordinary loss                               6,275                     (129)                 (36,564)
Income taxes (Note 9)                                     1,256                        -                        -
Income (loss) from continuing operations
     before discontinued operations and
     extraordinary loss                                   5,019                     (129)                 (36,564)
Discontinued operations (Notes 3 and 15):
     Loss on disposal, net of income tax benefit              -                        -                     (826)
     Net income (loss) before extraordinary loss          5,019                     (129)                 (37,390)
Extraordinary loss - debt extinguishment, net of
     income tax benefit (Note 10)                        (2,750)                       -                        -
     Net income (loss)                                    2,269                     (129)                 (37,390)
Inducement to convert preferred stock to
     common stock (Note 4)                               (2,804)                       -                        -
Preferred stock dividends:
     Series A (Note 11)                                  (2,593)                  (3,456)                  (3,509)
     Series B (Note 11)                                  (2,210)                  (2,661)                       -
Net loss applicable to common stock                     $(5,338)                 $(6,246)                $(40,899)

Loss per common share (basic and diluted):
         Loss before extraordinary loss and
            discontinued operations                     $ (0.77)                $  (4.23)                $ (29.51)
         Net loss applicable to common stock              (1.58)                   (4.23)                  (30.12)
Weighted average common shares outstanding
         (basic and diluted)                              3,381                    1,477                    1,358

   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                   PREFERRED STOCK
                                          SERIES A               SERIES B          COMMON STOCK
                                   SHARES         AMOUNT    SHARES    AMOUNT    SHARES         AMOUNT
Balance at January 27, 1996         3,200,000     $32            -    $   -      1,200,918     $ 12
Series A Preferred
   stock dividends (Note 11)                -       -            -        -              -        -
Issuance of preferred stock
   in settlement of lawsuit
   (Notes 3 and 11)                    60,000       1            -        -              -        -
Issuance of preferred stock
   in a private placement
   (Note 11)                          726,000       7            -        -              -        -
Conversion of preferred stock
   to common stock                   (258,585)     (3)           -        -        214,138        2
Issuance of preferred stock
   in a private placement
   (Note 11)                                -       -       22,000        -              -        -
Correction of unsplit units                 -       -            -        -           (814)       -
Net loss                                    -       -            -        -              -        -
Balance at February 1, 1997         3,727,415     $37       22,000    $   -      1,414,242     $ 14

Series A preferred
   stock dividends (Note 11)                -       -            -        -              -        -
Series B preferred
   stock dividend accretion
   (Note 11)                                -       -            -        -              -        -
Conversion of preferred
   stock to common stock              (88,725)     (1)           -        -         71,049        1
Issuance of preferred stock
   in a private placement
   (Note 11)                                -       -        9,599        -              -        -
Issuance of preferred stock
   to management for notes
   (Note 11)                                -       -        2,115        -              -        -
Common stock
    rights redemption                       -       -            -        -              -        -
Net loss                                    -       -            -        -              -        -
Balance at January 31, 1998         3,638,690    $ 36       33,714    $   -      1,485,291     $ 15

Series A preferred
   stock dividends (Note 11)                -       -            -        -              -        -
Series B preferred
   stock dividend accretion
   (Note 11)                                -       -            -        -              -        -
Issuance of preferred stock
    to management for notes
    (Note 11)                               -       -        1,824        -              -        -
Issuance of common stock
   in debt restructuring
   (Note 8)                                 -       -            -        -         22,600        -
Issuance of common stock
   in rights offering (Note 11)             -       -            -        -        800,000        8
Conversion of preferred
   stock to common stock
   (Note 4)                        (3,638,690)    (36)     (35,538)       -      9,798,468       98
Correction for unsplit units                -       -            -        -           (184)       -
Inducement to convert
    preferred stock to common
    stock (Note 4)                          -       -            -        -              -        -
Compensation expense                        -       -            -        -              -        -
Net income                                  -       -            -        -              -        -
Balance at January 30, 1999                 -     $ -            -    $   -     12,106,175     $ 121

                                             STOCK
                                             SUBSCRIPTION   ADDITIONAL
                                             NOTES          PAID-IN        ACCUMULATED
                                             RECEIVABLE     CAPITAL        DEFICIT        TOTAL
Balance at January 27, 1996                  $     -        $46,707        $(19,034)      $27,717
Series A Preferred
   stock dividends (Note 11)                       -              -          (3,509)       (3,509)
Issuance of preferred stock
   in settlement of lawsuit
   (Notes 3 and 11)                                -            359               -           360
Issuance of preferred stock
   in a private placement
   (Note 11)                                       -          2,849               -         2,856
Conversion of preferred stock
   to common stock                                 -              1               -             -
Issuance of preferred stock
   in a private placement
   (Note 11)                                       -         21,174               -        21,174
Correction of unsplit units                        -              -               -             -
Net loss                                           -              -         (37,390)      (37,390)
Balance at February 1, 1997                        -        $71,090        $(59,933)      $11,208

Series A preferred
   stock dividends (Note 11)                       -              -          (3,456)       (3,456)
Series B preferred
   stock dividend accretion (Note 11)              -          2,661          (2,661)            -
Conversion of preferred
   stock to common stock                           -              -               -             -
Issuance of preferred stock
   in a private placement
   (Note 11)                                       -          9,600               -         9,600
Issuance of preferred stock
   to management for notes
   (Note 11)                                  (2,115)         2,115               -             -
Common stock
    rights redemption                              -             (5)              -            (5)
Net loss                                           -              -            (129)         (129)
Balance at January 31, 1998                   (2,115)       $85,461        $(66,179)      $17,218

Series A preferred
   stock dividends (Note 11)                       -              -          (2,593)       (2,593)
Series B preferred
   stock dividend accretion
   (Note 11)                                       -          2,210          (2,210)            -
Issuance of preferred stock
    to management for notes
    (Note 11)                                 (1,972)         1,972               -             -
Issuance of common stock
   in debt restructuring
   (Note 8)                                        -            789               -           789
Issuance of common stock
   in rights offering (Note 11)                    -          9,992               -        10,000
Conversion of preferred
   stock to common stock
   (Note 4)                                        -            (62)              -             -
Correction for unsplit units                       -              -               -             -
Inducement to convert
    preferred stock to common
    stock (Note 4)                                 -          2,804          (2,804)            -
Compensation expense                               -             82               -            82
Net income                                         -              -           2,269         2,269
Balance at January 30, 1999                  $(4,087)      $103,248        $(71,517)      $27,765


   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FISCAL YEAR ENDED
                                                       JANUARY 30,             JANUARY 31,               FEBRUARY 1,
                                                         1999                      1998                     1997
Cash flows from operating activities:
  Income (loss) from continuing operations             $  5,019                 $   (129)                $(36,564)
  Adjustments to reconcile income (loss) to net cash
     provided by (used in) continuing operations:
     Depreciation                                         4,484                     3,505                   2,253
     Amortization of intangibles                          2,359                     2,238                   1,966
     Amortization of debt discount                        1,430                     2,168                   4,376
     Provision for goodwill impairment                        -                         -                   8,380
     (Increase) decrease in assets:
       Merchandise inventory                             (1,533)                     (702)                 (3,244)
       Prepaid expenses and other                        (3,954)                   (1,359)                    924
     Increase (decrease) in liabilities:
       Accounts payable                                   2,255                     1,512                  (1,269)
       Accrued expenses                                   9,608                     3,655                   2,282
     Other                                                  150                       587                   1,827
Net cash provided by (used in) continuing operations:    19,818                    11,475                 (19,069)
Discontinued operations:
  Loss from discontinued operations                           -                         -                    (826)
  Decrease in net liabilities                                 -                         -                    (581)
Net cash used in discontinued operations                      -                         -                  (1,407)
Cash flows from investing activities:
  Purchase of leasehold improvements and equipment       (6,798)                   (5,865)                 (4,635)
  Investment in Factory 2-U, net of cash acquired             -                         -                    (230)
  Proceeds from sale of real property and equipment           -                         -                   4,570

Net cash used in investing activities:                   (6,798)                   (5,865)                   (295)
Cash flows from financing activities:
  Borrowings on revolving credit facility (Note 8)      354,816                   335,053                 315,156
  Payments on revolving credit facility (Note 8)       (365,630)                 (340,283)               (312,428)
  Payments of long-term debt and capital
    lease obligations                                    (9,445)                   (6,218)                 (3,945)
  Cash payments of preferred stock dividends             (2,593)                   (3,456)                 (3,509)
  Proceeds from issuance of common stock, net (Note 4)   10,000                         -                       -
  Proceeds from issuance of Series B Preferred Stock          -                     9,595                       -
  Proceeds from issuance of preferred stock, net              -                         -                  24,030
  Proceeds from issuance of notes payable                     -                         -                   3,100
  Payment of deferred debt issuance costs                  (211)                     (320)                   (330)
  Purchase of subordinated notes, stock and warrants          -                       (75)                      -
Net cash (used in) provided by financing activities     (13,063)                   (5,704)                 22,074
Net (decrease) increase in cash                             (43)                      (94)                  1,303
Cash at the beginning of the period                       3,167                     3,261                   1,958
Cash at the end of the period                          $  3,124                 $   3,167                $  3,261

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                             $  2,679                 $   2,948                $  3,299
  Income taxes                                         $    111                 $       -                $      -

Supplemental disclosures of non-cash investing and financing activities:
  Acquisition of equipment financed by capital
    leases (Note 10)                                   $    970                 $   2,173                $    125
  Issuance of Series B preferred stock for notes       $  1,972                 $   2,115                $      -
  Series B preferred stock dividend accretion          $  2,210                 $   2,661                $      -
  Conversion of preferred stock to common stock
    inducement charge (Note 4)                         $  2,804                 $       -                $      -
  Compensation expense                                 $     82                 $       -                $      -
  Issuance of notes payable for non-compete
    agreement (Note 2)                                 $      -                 $       -                $  1,750
  Issuance of preferred stock in return for
    consulting agreement (Notes 3 and 11)              $      -                 $       -                $    360
  Issuance of and adjustments to notes payable to
    former stockholders of Factory 2-U (Notes 2 and 8) $      -                 $       -                $    600


   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Factory 2-U Stores, Inc. ("the Company") operates off-price retail apparel and home goods stores in the western United States. At January 30, 1999, the Company operated 168 stores in seven states under the names Factory 2-U and Family Bargain Center.

PRINCIPLES OF CONSOLIDATION

Fiscal years ending February 1, 1997 and January 31, 1998 reflect consolidated financial statements which include the accounts of Family Bargain Corporation and its wholly-owned subsidiaries, General Textiles and Factory 2-U, Inc. All significant intercompany accounts were eliminated in consolidation. On July 31, 1998, General Textiles and Factory 2-U, Inc. merged to form a new Delaware corporation named General Textiles, Inc. On November 23, 1998, General Textiles, Inc. merged into Family Bargain Corporation which simultaneously changed its name to Factory 2-U Stores, Inc. The financial statements as of and for the period ending January 30, 1999, reflect the mergers (Note 4).

FISCAL YEAR

The Company's fiscal year is based on a 52/53 week year ending on the Saturday nearest January 31. Fiscal years ended January 30, 1999 and January 31, 1998 included 52 weeks and the fiscal year ended February 1, 1997 included 53 weeks. The Company defines its fiscal year by the calendar year in which most of the activity occurs (e.g. the year ended January 30, 1999 is referred to as fiscal 1998).

MERCHANDISE INVENTORY

Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out flow assumption. In addition, consistent with industry practice, the Company capitalizes certain buying, warehousing, storage and transportation costs. At January 30, 1999 and January 31, 1998, such costs included in inventory were approximately $2,408,000 and $1,300,000, respectively.

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

OTHER ASSETS

Other assets consist principally of rental deposits on leased stores, deferred debt issuance costs and covenants not to compete. Deferred debt issuance costs are amortized using the effective interest method over the terms of the related debt. Noncompete agreements are amortized ratably over the life of the agreements (Note 6).

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

ASSET IMPAIRMENT

The Company assesses potential asset impairment using Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (Note 2).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of all receivables, payables and accrued balances approximate fair value due to the short-term nature of such instruments. The carrying amount of the revolving credit notes approximates fair value due to the floating rate on such instruments. The carrying value of long-term debt with fixed payment terms approximates fair value.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred. Advertising expense for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 was $9,854,000, $9,289,000 and $8,633,000,
respectively.

LEASES

Rent expense is recorded on a straight-line basis over the life of the lease. Deferred rent represents the difference between base rentals paid under operating lease agreements and rent expense recognized (Note
10).

STORE PREOPENING AND CLOSING COSTS

Preopening costs (costs of opening new stores including grand opening promotions, training, store set-up and other direct incremental store opening costs) are charged to expense as incurred.

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

The Company has only issued options with exercise prices above or equivalent to market price on the grant date. Accordingly, the Company has recognized no compensation expense related to stock options in the accompanying financial statements as of the grant date. However, refer to Note 12 regarding potential future compensation expense on certain stock options.

DIVIDEND ACCRETION

The Company's Series B preferred stock had an increasing rate dividend feature (Note 11). Accordingly, dividends on Series B preferred stock were recorded using the effective interest method to recognize the dividends ratably over the estimated period in which the stock would have been outstanding. As of November 23, 1998, the Series B Preferred Stock has been converted to common stock and, therefore, no additional dividends will be accreted (Note 4).

EARNINGS (LOSS) PER COMMON SHARE

In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). The statement specifies the computation, presentation, and disclosure requirements for earnings per share and diluted earnings per share. The statement requires retroactive adoption for all prior periods presented.

Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS (1,776,225, 1,030,189, and 237,128 common stock equivalents were excluded from the calculation for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively); (b) eliminating the modified treasury stock method and the three percent materiality provision; and (c) revising the contingent share provisions and the supplemental EPS data requirements.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, except for contingently issuable shares which are omitted from the calculation. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt.

For fiscal years 1998, 1997 and 1996 potential dilutive securities include certain stock options and warrants, and fiscal years 1997 and 1996 also include convertible preferred stock. Due to the net loss applicable to common shares recorded in each year, had such potential common shares been outstanding, the effect on earnings per share would have been anti-dilutive. Therefore, the exercise or conversion of such securities is not assumed for purposes of calculating diluted earnings per share and basic and diluted are equal in each period presented.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform their presentation to fiscal 1998 financial statements.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS NO. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

The Accounting Standards Executive Committee (the "AcSEC") issued AICPA Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," and SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in April 1998 and March 1998, respectively. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics to be used in determining when computer software is for internal use. SOP 98-5 and 98-1 are effective for fiscal years beginning after December 15, 1998, with earlier applications permitted. The Company anticipates that the adoption of SOP 98-1 and SOP 98-5 will not have a material impact on the Company's financial position or results of operations.

On February 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain information about operating segments in condensed financial statements of interim periods issued to shareholders. The Company did not operate multiple business segments as identified in SFAS No. 131 for the periods presented in the accompanying financial statements.

On February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report as comprehensive income all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no other comprehensive income as identified in SFAS No. 130 for the periods presented in the accompanying financial statements.

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

2.   SPECIAL CHARGES

During fiscal 1998, the Company recorded charges to operations in the amount of $1,000,000 for costs related to the merger of its wholly-owned subsidiary, General Textiles, Inc. into the Company and the Recapitalization (Note 4).

In fiscal 1998, the Company recorded special charges in the amount of $2,350,000 in connection with hiring the current President and CEO of the Company. In August 1997, the Company recorded special charges to operations in the amount of $1,750,000 pertaining to the separation from the Company of the former President and CEO.

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

On November 13, 1995, the Company acquired all of the common stock of Factory 2-U, Inc. The acquisition was accounted for under the purchase method of accounting. The operating results of Factory 2-U during the year after acquisition were significantly below the projections the Company had used when Factory 2-U was acquired. As a result, the Company adjusted its estimate of future cash flows for Factory 2-U. The revised estimated cash flows were insufficient to recover the recorded value of goodwill and accordingly, the Company recorded an asset impairment charge of $8,380,000 to reduce goodwill arising from the Factory 2-U acquisition.

The Company withdrew a securities offering in January 1997. In conjunction with this withdrawal, the Company wrote-off $1,923,000 in deferred offering costs.


3.   DISCONTINUED OPERATIONS

The Company divested its distribution business (the "Former Distribution Business"), which was comprised of the operations of MKI Acquisition, Mandel-Kahn, CB/Camelot and CB/Murray, prior to April 30, 1993. The estimation and settlement of the residual net liabilities of the Former Distribution Business have been accounted for as discontinued operations in these financial statements. The Company recognized a loss, net of taxes, on disposal of discontinued operations in the amount of $826,000 in fiscal 1996 to reflect the costs to litigate and settle claims and the cost of consulting services that it does not intend to use. The Company does not anticipate any future expenses related to the Former Distribution Business.


4.   RECAPITALIZATION

In fiscal year 1998, the Company initiated a multi-phased plan to restructure its capitalization (the "Recapitalization"), which included restructuring the subordinated and junior subordinated debt in a manner that removed an estimated excess cash flow calculation previously used to determine the timing and amounts of payments and replaced that feature with a fixed schedule for debt payments. The debt restructuring resulted in an extraordinary charge of $2,750,000, net of taxes, in the first quarter ending April 30, 1998 (Note 9).

On July 31, 1998, the Company's two operating subsidiaries, General Textiles and Factory 2-U, Inc., merged to form General Textiles, Inc.

On November 23, 1998, the Company carried out a Recapitalization in which all of the Company's stock was converted into a single class of Common Stock. Under the Plan of Recapitalization, each share of Pre-Recapitalization Common Stock was converted into .30133 shares of Common Stock, each share of Series A Preferred Stock was converted into one share of Common Stock and each share of Series B Preferred Stock was converted into 173.33 shares of Common Stock. In connection with the Recapitalization, General Textiles, Inc. was merged into Family Bargain Corporation (the "Family Bargain Merger") and the Company's name was changed to Factory 2-U Stores, Inc.

The last phase of the Recapitalization was a rights offering in which 800,000 shares of Post-Recapitalization Common Stock were sold to existing shareholders at $13 per share. The Company received proceeds of $10,00,000, net of $400,000 of related expenses.

In November 1998, the Company recorded a reduction to net income available to common stockholders in the amount of $2,804,000 pertaining to the conversion of Series A and Series B Preferred Stock to Common Stock pursuant to the Plan of Recapitalization, in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt." The amount of the reduction represents the fair value of Post-Recapitalization Common Stock transferred in excess of the fair value of common stock issuable pursuant to the original conversion terms of the Preferred Stock.


5.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment consist of the following:

                                                                 JANUARY 30,              JANUARY 31,
                                                                    1999                    1998
                                                                         IN THOUSANDS
Furniture, fixtures and equipment                                $20,367                  $15,272
Leasehold improvements                                             5,820                    4,797
Transportation and equipment                                         460                      114
Equipment under capital leases                                     3,800                    2,883
                                                                  30,447                   23,066
Less accumulated depreciation and amortization                   (12,260)                  (8,000)
                                                                 $18,187                  $15,066


6.   OTHER ASSETS

Other assets consist of the following:

                                                                 JANUARY 30,              JANUARY 31,
                                                                    1999                     1998
                                                                           IN THOUSANDS
Deferred debt issuance costs                                     $   201                  $   257
Rent and other deposits                                              893                      989
Noncompete agreements                                              2,756                    2,756
                                                                   3,850                    4,002
Less accumulated amortization                                     (1,431)                    (676)
                                                                 $ 2,419                  $ 3,326

In August 1997, the former President and CEO entered into an agreement not to compete with the Company until January 2001 in return for payments totaling $970,000. In January 1997, the Company entered into an agreement not to compete with certain former executives in favor of the Company until June 2000 in return for $1,750,000 in secured promissory notes that were paid in January 1998.

7.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                 JANUARY 30,              JANUARY 31,
                                                                    1999                     1998
                                                                           IN THOUSANDS
Accrued compensation and related costs                           $ 5,925                  $ 3,153
Sales tax payable                                                  4,094                    3,432
Other accrued expenses                                            10,132                    6,002
                                                                 $20,151                  $12,587



8.   LONG-TERM DEBT AND REVOLVING CREDIT NOTES

Long-term debt and revolving credit notes consist of the following:

                                                                 JANUARY 30,              JANUARY 31,
                                                                  1999                       1998
                                                                           IN THOUSANDS
Revolving credit note, interest at prime plus 2.0%
  till June 1997 then prime plus 0.75%
  (8.5% at January 30, 1999 and 9.25% at
  January 31, 1998) payable monthly, principal
  due in November 1999                                           $  1,843                 $  9,473

Revolving  credit  note,  interest at prime plus 2%
  till June 1997 then prime  plus 0.75%
  (9.25% at  January  31,  1998  payable monthly, principal
  paid in August 1998                                                  --                    3,184

Installment note payable to a finance  company,  interest
  at prime plus 2% (10.5% at January 31, 1998) payable
  monthly, principal payable in monthly in installments
  of $37,750,  final balloon payment of $216,500
  paid in April 1998                                                   --                      292

Installment note payable to a finance  company,  interest
  at prime plus 2% (10.5% at January 31, 1998) payable
  monthly, principal payable monthly in installments of
  $30,556, final payment paid in January 1999.                         --                      489

Installment note payable to a finance  company, interest
  at prime plus 3% (10.75%  at  January  30,  1999)  payable monthly, principal payable monthly in installments of
  $33,333, final payment due in July 2001.                          1,000                    1,400
  (This note was paid in its entirety in February 1999.)

Junior  subordinated  notes, discounted at a rate of 10.0%,
  principal  payments  in  annual   installments   ranging  from
  $1,000,000 to $3,000,000, final balloon payment of
  $5,335,000 due May 2005                                          10,930                       --

Subordinated notes, non-interest bearing, discounted
  at rates ranging from 6.0% to 25%, principal
  payments based on excess cash flow, as defined                       --                   13,042


Installment note payable to a finance company,
  interest at 8%, principal and interest  payable in
  installments of $13,648,final balloon payment of
  $304,000 paid in December 1998                                       --                      414

Installment note payable to former  stockholders of
  Factory 2-U, interest at 8.75%, principal payments
  of $45,455 plus accrued interest payable quarterly
  beginning in May 1996, final payment paid in
  October 1998 (Note 3)                                                --                      182

Note payable to former stockholders of Factory 2-U,
  interest at 8.75%, principal and accrued interest
  paid in October 1998 (Note 3)                                        --                      600


Total long-term debt                                               13,773                   29,076

Less current maturities                                            (1,400)                  (3,497)

Long-term debt and revolving credit  notes,
  net of current maturities                                      $  12,373                $ 25,579


REVOLVING CREDIT FACILITY

In July 1998, the Company and its lender agreed to amend certain terms and conditions of the revolving credit facilities between the lender and General Textiles and Factory 2-U. As a result of the Subsidiary Merger, the covenants and financial ratios were reset to reflect anticipated earnings, capital expenditures and cash flow of the Company during fiscal 1998 and the facilities were combined into one revolving credit facility (the "Facility").

At January 30, 1999 the Company had a revolving credit facility (the "Facility") under which it could borrow up to $50,000,000 under the Facility at the prime rate plus 0.75%, subject to limitations based on inventory levels. At January 30, 1999, the Company owed $1.8 million under the Facility and had $27,700,000 available to borrow under the Facility. The Facility expires in March 2000 but is subject to one year automatic renewal periods, unless terminated by the Company or its lender. The balance owed under the Facility fluctuates based on working capital requirements. Because of the seasonal nature of the Company's business, borrowings are usually greatest between August and December. The Company pays fees of 0.25% on the unused portion of the Facility. The Facility is secured by all the assets of the Company.

The Company was not in compliance with the current ratio covenant in the Facility as of January 30, 1999. The lender has waived that requirement at January 30, 1999.


SUBORDINATED NOTES

At January 31, 1998, the Company had outstanding $22,945,000 face value of subordinated notes issued in settlement of certain pre-bankruptcy claims of General Textiles. In 1997 and previously, the subordinated notes were referred to as the "Sub Notes" and were comprised, in order of seniority, of Trade Subordinated Notes (due no later than April
2003), Subordinated Reorganization Notes (due no later than November
2003) and Junior Subordinated Reorganization Notes (due no later than May 2005). The Sub Notes were non-interest bearing, except for certain contingent interest payments and were subject to minimum principal payment requirements based on the annual excess cash flows of General Textiles. Accordingly, the Sub

Notes were discounted to carrying values based on estimated future cash flows of General Textiles at discount rates ranging from 6% to 25%.

Effective April 30, 1998, the Company entered into agreements to exchange the Subordinated Reorganization Notes and the Junior Subordinated Reorganization Notes (the "Old Notes") for new notes (the "New Subordinated Notes" and the "New Junior Subordinated Notes", collectively, the "New Notes"). The New Notes removed an estimated excess cash flow calculation previously used to determine the timing and amount of payments. Further, the New Notes provide a fixed schedule for debt principal payments. In accordance with EITF 96-19, the Company recorded the exchange of the Old Notes as an extinguishment of debt, and in connection therewith, recorded an extraordinary loss, net of taxes, of $2,750,000. This loss represents increases in the present value of the principal amount of the Old Notes and fees paid to the lenders. The fees included the issuance of 22,600 shares of pre-Recapitalization common stock and warrants to purchase 82,690 shares of pre-Recapitalization common stock, both stated at fair market value when they were issued.

The New Subordinated Notes totaled $3,250,000 and bore interest at 9.2% per annum through March 31, 1999, after which the interest rate would increase by one percent per annum each year up to a maximum of 13.2%. Principal was due in annual payments ranging from $200,000 to $400,000 with a balloon payment of $2,050,000 due May 28, 2003. The entire balance of $3,250,000 was paid on December 8, 1998.

The New Junior Subordinated Notes have a face value of $17,335,000, are non-interest bearing and are reflected on the accompanying balance sheets at the present value using a discount rate of 10%. The unamortized discount related to the New Junior Subordinated Notes was $6,404,000 at January 30, 1999, resulting in a net carrying value of $10,931,000, as reflected in the January 30, 1999 balance sheet (see Financial Statements). The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. Further, the New Junior Subordinated Notes require principal payments at December 31, 1999 and December 31, 2000 of $1,000,000, at December 31, 2001 and
December 31, 2002 of $2,000,000, at December 31, 2003 and December 31, 2004 of $3,000,000 and a final payment at May 28, 2005 of $5,335,000.

The Plan required that certain events, such as the Subsidiary Merger of July 31, 1998, result in the acceleration of payment of the Trade
Subordinated Notes. Accordingly, the outstanding balance of $1,760,000 of the Trade Subordinated Notes was paid in October 1998.

9.   INCOME TAXES


Significant components of the provision (benefit) for income taxes are as follows:

                                                          JANUARY 30,        JANUARY 31,
                                                            1999                1998
                                                                      IN THOUSANDS
Federal Income Tax Provision
  Current                                                   $   2,857                $   -
  Deferred                                                     (1,914)                   -

Total federal income tax provision                                943                    -

State Income Tax Provision (Benefit)
 Current                                                    $     698                $   -
 Deferred                                                        (385)                   -

Total state income tax provision (benefit)                        313                    -

     Total                                                  $   1,256                $   -


The principal temporary differences that give rise to significant portions of the consolidated deferred tax assets and liabilities are presented below:

                                                            JANUARY 30,           JANUARY 31,
                                                               1999                  98
                                                                       IN THOUSANDS
 Deferred tax assets
   Net operating loss carryforwards                         $   6,948                $  7,562
   Compensated absences and bonuses                               463                   1,184
   Deferred rent                                                1,126                   1,118
   Closed store accrual                                         1,141                   1,158
   Excess of tax over book inventory                              506                     341
   Restructuring costs                                              -                     121
   Other                                                          330                     497
   Discontinued operations accruals                                 -                      48
   Accrued expenses                                             1,009                       -

 Total gross deferred tax assets                               11,523                   12,029

  Less valuation allowance                                     (7,884)                  (9,901)

Net deferred tax assets                                         3,639                    2,128

Deferred tax liabilities
  Subordinated notes                                                -                      481
  Inventory reserves and prepaid expenses                           -                      151
  Leasehold improvements and equipment,
    principally due to differences in depreciation
    recognized on fixed assets                                    800                      598
  Other                                                             -                      898

  Deferred tax liabilities                                        800                    2,128

Net deferred taxes                                          $   2,839                $       -

The Company has established a valuation allowance due to lack of historical earnings and annual limitations on the usage of net operating loss carryforwards.

The difference between the expected income tax expense (benefit) computed by applying the U.S. federal income tax rate of 34% to net income from continuing operations for fiscal 1998, 1997 and 1996 and actual expense is a result of the following:

                                                            JANUARY 30,         JANUARY 31,         FEBRUARY 1,
                                                                1999              1998                  1997
                                                                              IN THOUSANDS
Computed "expected" tax expense (benefit)                   $   2,180           $   (44)            $(12,432)
Amortization of goodwill                                          658               638                  668
Change in valuation allowance                                  (2,017)           (1,551)               5,950
Provision for goodwill impairment                                   -                 -                2,849
Merger costs                                                      410                 -                    -
Business credits                                                 (150)                -                    -
State income taxes, net of federal
  income tax benefit                                              374                 -                    -
Limitation of net losses due to
   change  in control                                               -                 -                2,988
Other, net                                                       (199)              957                  (23)

                                                            $   1,256           $     -             $      -

At January 30, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18.2 million that expire starting in 2012.


10.  LEASE COMMITMENTS

The Company operates retail stores, warehouse facilities and administrative offices under various operating leases. Total rent expense was $17,977,000, $17,313,000 and $14,987,000, including contingent rent expense of $240,000, $128,000 and $89,000, for fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

For financial statement purposes, rent expense is recorded on a straight-line basis over the life of the lease. For fiscal year 1998, cash payment requirements exceeded rent expense charged to operations by $362,000, resulting in a decrease to the deferred rent liability for the same amount. For fiscal 1997 and 1996, rent expense charged to operations exceeded cash payment requirements by $153,000 and $452,000, respectively, and resulted in an increase to the deferred rent liability for the same amounts.

The Company is also obligated under various capital leases for leasehold improvements and equipment that expire at various dates during the next three years. Leasehold improvements and equipment and related accumulated amortization recorded under capital leases are as follows:



                                                       JANUARY 30,                JANUARY 31,
                                                           1999                      1998
                                                                      IN THOUSANDS

Leasehold improvements                                 $    344                 $    340
Equipment                                                 3,456                    2,543
                                                          3,800                    2,883
 Less accumulated amortization                           (1,172)                    (531)

                                                       $  2,628                 $  2,352


At January 30, 1999, the future minimum lease payments under capital leases and operating leases with remaining noncancelable terms are as follows:

                                                       CAPITAL                  OPERATING
                                                       LEASES                   LEASES
                                                                  IN THOUSANDS
Fiscal year:
1999                                                   $  466                   $14,001
2000                                                      289                    11,143
2001                                                      185                     9,508
2002                                                       20                     6,979
2003                                                       --                     5,416
       Thereafter                                          --                     8,245

Total minimum lease payments                              960                   $55,292
Less amount representing interest (rates ranging
    from 9.0% to 14.8%)                                  (100)

Present value of capital lease obligation                 860
Less current maturities                                  (418)

Long-term capital lease obligation                     $  442


11. STOCKHOLDERS' EQUITY

Prior to the Recapitalization, the Company was authorized to issue Series A 9-1/2% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), Series B Junior Convertible, Exchangeable Preferred Stock (the "Series B Preferred Stock") and Common Stock. As a result of the Plan of Recapitalization approved by the stockholders, the Company converted all shares of its Series A and Series B Preferred Stock into Post-Recapitalization Common Stock and issued a reverse stock split which converted all shares of its Pre-Recapitalization Common Stock into .30133 shares of Post-Recapitalization Common Stock (Note 4).


SERIES A AND SERIES B PREFERRED STOCK

Prior to the Recapitalization, the Company had 7,500,000 shares of preferred stock authorized, of which 4,500,000 were allocated to Series A Preferred Stock and 40,000 were allocated Series B Preferred Stock.

The Series A Preferred Stock ranked senior to the Series B Preferred Stock and the common stock with respect to the payment of dividends and distribution of net assets upon liquidation, dissolution or winding up. Cumulative dividends were payable quarterly at the rate of $.95 per year on April 30, July 31, October 31, and the last Friday in January if, as and when declared by the Board of Directors. Series A Preferred Stock was convertible, prior to redemption, at the option of the holder, into shares of common stock at a conversion price subject to adjustment under certain circumstances pursuant to anti-dilution provisions.


The Series B Preferred Stock ranked junior to the Series A Preferred Stock and senior to the common stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock was convertible, at the option of the holder, only after all the Series A Preferred Stock was converted or redeemed. The conversion price per share was subject to adjustment under certain circumstances pursuant to anti-dilution provisions. Each share of Series B Preferred Stock was entitled to voting rights equivalent to the number of common shares into which it is convertible. The Series B Preferred Stock was to pay no dividend until January 2002.

During fiscal 1997, the Company placed 11,715 shares of its Series B Preferred Stock for aggregate cash proceeds of $9,600,000 with private investors and notes receivable in the amount of $2,115,000 from management of the Company. Additionally, during fiscal 1998, the Company placed 1,824 shares of its Series B Preferred Stock for notes receivable in the amount of $1,972,000 from management of the Company. The notes receivable from management of the Company for the purchase of Series B Preferred Stock are due in 2002 and 2003, accrue interest at 8% per annum and require annual principal payments equivalent to 16.25% of the annual bonus of each purchaser and a balloon payment of the unpaid principal and accrued interest at maturity. The notes are full-recourse notes and were secured by the Series B Preferred Stock issued in return for the notes. The notes are now secured by the Post-Recapitalization Common Stock into which the underlying Series B Preferred Stock was converted.

In April 1997, concurrent with the Series B issuance, the Company effectively redeemed all rights outstanding under its Shareholders' Rights Agreement. The Company paid each holder of common stock $0.001 per share totaling $4,930.


12.  STOCK OPTIONS AND WARRANTS

At January 30, 1999, warrants to purchase 452,459 common shares were outstanding. Of these warrants, 82,690 have an exercise price of $19.91 and expire in May 2005, 320,000 have an exercise price of $16.50 and expire in July 1999, and 49,769 have an exercise price of $6.22 and expire in March 2001 (the "$6.22 Warrants"). The $6.22 Warrants were issued in March 1996 in connection with a private placement of Series A Preferred Stock (Note 11). Had the Company measured the estimated fair value of the warrants issued in March 1996, there would have been no impact on the consolidated financial statements due their being treated as an expense of the private placement.


The Company has one stock option plan, the Amended and Restated Family Bargain Corporation 1997 Stock Option Plan. Options may be granted as incentive or nonqualified stock options. The Company accounts for its stock option plan under APB Opinion No. 25, under which no compensation cost has been recognized in fiscal 1998 and fiscal 1999 respectfully.

FASB Statement No. 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of FASB Statement No. 123 is optional, however pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under this plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts:

                                            JANUARY 30,           JANUARY 31, 1998
                                                1999                  1999
                                                        IN THOUSANDS
Net Income (Loss):       As Reported         (5,338)                  (6,246)
                         Pro Forma           (6,249)                  (7,114)
Primary EPS:             As Reported          (1.58)                   (1.27)
                         Pro Forma            (1.85)                   (1.45)



The Company may grant up to 1,807,980 options under this Plan. The Company has granted 1,323,766 through January 30, 1999. The options are issued at fair market value with exercise prices equal to Company's stock price at the date of grant. Options vest over three to five years; are exercisable in whole or in installments; and expire from five to ten years from date of grant.

The Company's Board of Directors has granted stock options to members of the Board and to Company management. A summary of the status of the Company's stock option plan at February 1, 1997, January 31, 1998, and January 30, 1999 and changes during the years then ended is presented in the table and narrative below:



                                             NUMBER OF                WEIGHTED AVERAGE
                                              SHARES *                OF EXERCISE PRICES *

Outstanding at January 27, 1996                257,512                 7.10
Granted                                         11,275                 4.58
Canceled                                      (151,519)                4.58
Outstanding February 1, 1997                   117,268                10.12
Granted                                        908,947                 7.14
Canceled                                       (95,798)               11.38
Outstanding January 31, 1998                   930,417                 7.07
Granted                                        451,016                 6.78
Canceled                                       (57,667)                7.27
Outstanding January 30, 1999                 1,323,766                 6.96

Exercisable at January 30, 1999                352,115                 6.45
Exercisable at January 31, 1998                 24,863                 4.69



* Options for January 31, 1998, February 1, 1997 and January 26, 1996 have been converted at .30133 per option under the Recapitalization.

Of the options outstanding at January 30, 1999, 213,233 have exercises prices of $4.15 to $5.81 with a weighted average exercise price of $5.09, a weighted average remaining contractual life of 3.72 years and 104,895 of these options are exercisable. The remaining 1,110,533 options outstanding at January 30, 1999 have exercise prices of $6.01 to $8.50, a weighted average exercise price of $7.32, a weighted average remaining contractual life of 3.51 years and 247,220 of these options are exercisable.

At January 30, 1999, there were 585,520 options outstanding which, subject to vesting conditions, originally became exercisable in 25% installments when the Common Stock price reaches the following market price hurdles: $19.91, $24.89, $33.19 and $49.78. In December 1998, the
Board of Directors removed the first two market price hurdles for employees with options, making one-half of those options granted exercisable, subject to vesting conditions. As a result of the removal of the first two market price hurdles, the Company recorded compensation expense in the amount of $82,000. Assuming all shares are fully vested and all market price hurdles are met, then the Company would be required to record an aggregate non-cash compensation expense in the amount of $9,564,000 in varying amounts as the market price hurdles are achieved.

The weighted-average fair values at date of grant for options granted during fiscal 1998 and 1997 were between $0.90 and $4.14 and were estimated using the Black-Scholes option pricing model with the following assumptions: (i) weighted average dividend yield of 0.00%,
(ii) weighted average volatility of 106.89% and 138.88% for fiscal years 1998 and 1997, respectively, (iii) expected life of three to five years, and (iv) weighted average risk-free interest rate of 5.55% and a range from 5.45% to 6.88%, for fiscal years 1998 and 1997, respectively.

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


13.  EMPLOYEE BENEFITS

The Company sponsors a defined contribution plan, qualified under Internal Revenue Code Section 401(k), for the benefit of employees who have completed twelve months of service and who work a minimum of 1,000 hours during that twelve month period. The Company makes a matching contribution equal to 20% of participating employees' voluntary contributions. Participants may contribute from 1% to 15% of their compensation annually, subject to IRS limitations. The Company contributed $134,000, $132,000 and $111,000 in fiscal 1998, 1997 and
1996, respectively.


14.  RELATED PARTY TRANSACTIONS

During fiscal 1996, the Company paid $1,100,000 in fees and expense reimbursements related to its withdrawn securities offering and advisory fees related to the private placement of Series B Preferred Stock to an investment banking firm for which a director of the Company served as a managing director (Notes 2 and 11). This same director was appointed to the Board of Directors following the successful completion of the initial public offering of Series A Preferred Stock in July 1994.

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

At January 27, 1996, an accounts receivable balance of approximately $170,000 was outstanding from an affiliate of the Former Executives. This receivable was forgiven in connection with the settlements with the Former Executives and is included in the special charges recorded in fiscal 1996 (Note 2).


15.  COMMITMENTS AND CONTINGENCIES

The Company is at all times subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

The Company has entered into an employment contract with its President and CEO, which defines his duties, compensation and severance in the event of his termination of employment with the Company.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations for fiscal 1998, 1997 and 1996 were as follows:

                                                  FIRST          SECOND         THIRD          FOURTH
                                                  QUARTER        QUARTER        QUARTER        QUARTER
                                                          IN THOUSANDS, EXCEPT PER SHARE DATA
Fiscal 1998
   Net Sales                                      $ 66,495        $ 73,456        $ 84,978        $113,294
   Gross profit                                     21,846          24,962          28,785          40,298
   Operating income (loss)                          (1,437)             42           3,382           8,477
   Income (loss) before extraordinary loss          (2,789)         (1,077)          2,251           6,634
   Extraordinary loss                               (2,750)              -               -               -
   Net income (loss)                                (5,539)         (1,077)          2,251           6,634
   Net income (loss) applicable to
      common stock                                  (7,106)         (2,669)            607           3,830
   Basic earnings per share:
     Income (loss) before extraordinary loss         (2.92)          (1.76)           1.33            0.42
     Extraordinary loss                              (1.86)              -               -               -
     Net loss applicable to common stock             (4.78)          (1.76)           1.33            0.42
   Diluted earnings per share:
     Income (loss) before extraordinary loss         (2.92)          (1.76)           0.76            0.34
     Extraordinary loss                              (1.86)              -               -               -
     Net loss applicable to common stock             (4.78)          (1.76)           0.76            0.34




                                                  FIRST          SECOND         THIRD          FOURTH
                                                  QUARTER        QUARTER        QUARTER        QUARTER
                                                       IN THOUSANDS, EXCEPT PER SHARE DATA
 Fiscal 1997
    Net Sales                                     $60,436        69,375         77,263         93,518
    Gross profit                                   19,005        21,220         26,461         30,378
    Operating income (loss)                           (83)       (2,841)         2,964          5,057
    Net income (loss)                              (1,360)       (4,170)         1,606          3,795
    Net income (loss) applicable to                (2,881)       (5,669)            71          2,233
       common stock
    Earnings (loss) per share:
       Basic                                        (1.99)        (3.82)          0.17           1.50
       Diluted                                      (1.99)        (3.82)          0.17           0.39

                                 EXHIBIT INDEX

EXHIBIT NUMBER
11.1                     Calculation of per share income (loss)
23                       Consents
  (b)                          Arthur Andersen LLP (accountants)
  (c)                          KPMG Peat Marwick LLP (accountants)
27                       Financial Data Schedule (submitted for SEC use only)

EXHIBIT 11.1
                            FACTORY 2-U STORES, INC.
     COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      FISCAL YEAR ENDED
                                                            JANUARY 30,         JANUARY 31,         FEBRUARY 1,
                                                              1999                1998                1997
The computation of net (loss) available & adjusted
    shares outstanding follows:
   Income income (loss) from continuing operations          $  5,019            $   (129)           $ (36,564)
   Discontinued operations
      Loss on disposal, net of income tax benefit                  -                   -                 (826)
   Extraordinary item
      Debt extinguishment, net of income tax benefit          (2,750)                  -                    -
   Net income (loss)                                        $  2,269            $   (129)           $ (37,390)
   Less:
      Inducement to convert preferred stock to              $ (2,804)           $      -            $       -
      Preferred stock dividends                             $ (4,803)           $ (6,117)           $  (3,509)
   Net (loss) used for basic and diluted computation        $ (5,338)           $ (6,246)           $ (40,899)
   Weighted average number of common shares
       outstanding                                             3,381               1,477                1,358
   Add:
      Assumed exercise of those options that are                   -                   -                    -
       common stock equivalents
      Assumed exercise of convertible preferred stock              -                   -                    -
Adjusted shares outstanding, used for basic &
   diluted computation                                         3,381               1,477                1,358
Loss before extraordinary loss and
   discontinued operations                                     (0.77)              (4.23)              (29.51)
Net loss applicable to common stock per share                  (1.58)              (4.23)              (30.12)

EXHIBIT 23(b)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-76011.


                                             ARTHUR ANDERSEN LLP

San Diego, California
April 28, 1999

EXHIBIT 23(c)

                         INDEPENDENT AUDITOR'S CONSENT

The Board of Directors
Factory 2-U Stores, Inc. (formerly Family Bargain Corporation)



We consent to the incorporation by reference in the registration  statement
(No. 333-76011) on Form S-8 of Factory 2-U Stores, Inc. of our report dated April 11, 1997, relating to the consolidated statements of operations, stockholders' equity, and cash flows of Family Bargain Corporation and subsidiaries for the year ended February 1, 1997, which report appears in the January 30, 1999 annual report on Form 10-K of Factory 2-U Stores, Inc.


                                             KPMG LLP


San Diego, California
April 28, 1999