Form 10-Q
period 1999-05-01
FACTORY 2 U STORES INC
filed 1999-05-25
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 1, 1999

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

The number of shares outstanding of the registrant's of common stock, as of May 1, 1999, was 12,107,729 shares.

                            FACTORY 2-U STORES, INC.

              FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 Factory 2-U Stores, Inc. Balance Sheets as of
  May 1, 1999 (Unaudited) and January 30, 1999    ..........................F-1

 Factory 2-U Stores, Inc. Statements of Operations (Unaudited)
  for the 13 weeks ended May 1, 1999 and May 2, 1998    ....................F-3

 Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited)
  for the 13 weeks ended May 1, 1999 and May 2, 1998........................F-4

 Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited) ........F-6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................3

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ...................................................8
Item 2.   Changes in Securities................................................8
Item 3.   Defaults Upon Senior Securities......................................8
Item 4.   Submission of Matters to a Vote of Security Holders..................8
Item 5.   Other Information ...................................................8
Item 6.   Exhibits and Reports on Form 8-K ....................................8
          Signatures ..........................................................9
          Exhibit Index ......................................................10

                                     PART I

Item 1.   Financial Statements

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)


                                                      May 1,        January 30,
                                                       1999             1999
                                                    (Unaudited)
                  Assets

Current assets:
  Cash                                            $    4,562          $   3,124
  Merchandise inventories                             36,191             31,353
  Prepaid expenses and other assets                    3,384              1,137
  Deferred income taxes                                1,747              1,690
                                                    ---------          ---------

          Total current assets                        45,884             37,304

Leasehold improvements and equipment, net             19,953             18,187
Deferred income taxes                                    762              1,149
Other assets, net                                      2,191              2,419

Excess of cost over net assets acquired,
  less accumulated  amortization  of
  $8,937 and $8,537 at May 1, 1999 and
  January 30, 1999, respectively                      30,708             31,108
                                                   ----------          ---------

          Total assets                              $ 99,498           $ 90,167
                                                     =======             ======

                                   (continued)

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)
                                   (Continued)

                                                   May 1,            January 30,
                                                    1999                1999
                                                 (Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt
       and capital lease obligations              $   1,315           $   1,818
  Accounts payable                                   28,107              21,258
  Income taxes payable                                   57               2,656
  Accrued expenses                                   15,968              20,151
  Revolving credit notes                             11,386                   -
                                                   ---------           ---------
          Total current liabilities                  56,833              45,883

Revolving credit notes                                    -               1,843
Long-term debt, less current maturities              10,206              10,530
Capital lease and other long-term obligations         2,308               2,257
Deferred rent                                         2,298               1,889
                                                   ---------           ---------
          Total liabilities                          71,645              62,402
                                                   ---------           ---------

Stockholders' equity:
  Series A convertible preferred stock,
    $.01 par value,  4,500,000 shares authorized,
    0 shares issued and outstanding
    (aggregate liquidation preference of $0)
    at May 1, 1999 and January 30, 1999                   -                   -
  Series B  junior  convertible, exchangeable
    preferred  stock, $.01 par value,
    40,000 shares authorized,
    0 shares issued and outstanding
    (aggregate  liquidation  preference  of $0)
    at May 1, 1999 and January 30, 1999,
    respectively                                          -                   -
  Common stock, $.01 par value,
    80,000,000 shares authorized,
    12,107,729 and 12,106,175 shares issued an
    outstanding at May 1, 1999 and January 30, 1999,
    respectively                                        121                 121

Stock subscription notes receivable                  (4,057)             (4,087)
Additional paid-in capital                          102,971             103,248
Accumulated deficit                                 (71,182)            (71,517)
                                                  ----------           ---------

          Total stockholders' equity                 27,853              27,765
                                                   ---------           ---------

Total liabilities and stockholders' equity        $  99,498            $ 90,167
                                                   ========             ========


                See accompanying notes to financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                          13 Weeks Ended

                                                     May 1,              May 2,
                                                      1999                1998

Net sales                                         $  85,099           $  66,495
Cost of sales                                        56,108              44,649
                                                   --------             --------
     Gross profit                                    28,991              21,846

Selling and administrative expenses                  27,297              21,194
Amortization of intangibles                             589                 589
Special charges                                           -               1,500
                                                   --------             --------
     Operating income (loss)                          1,105              (1,437)

Interest expense                                       (539)             (1,278)
                                                   ---------            --------

Income (loss) before income taxes and
     extraordinary item                                 566              (2,715)

Income taxes                                           (232)                (74)
                                                  ----------           ---------

     Income (loss) before extraordinary item            334              (2,789)

Extraordinary item - debt extinguishment
  (less applicable income taxes of $0)                    -              (2,750)
                                                 -----------          ----------

     Income (loss) before dividends                     334              (5,539)

Preferred stock dividends - Series A                      -                (864)

Preferred stock dividends - Series B                      -                (703)
                                                 ------------        -----------

     Net income (loss) available
      to common stockholders                      $     334          $   (7,106)
                                                 ============        ===========

Basic and diluted earnings per share:
Income (loss) before extraordinary item           $  0.03             $   (2.92)
Extraordinary item                                $     -             $   (1.86)
Net income (loss)                                 $  0.03             $   (4.78)

Weighted average common shares outstanding:
       Basic                                       12,107                 1,486
       Diluted                                     12,577                 1,486


                 See accompanying notes to financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                            13 Weeks Ended
                                                  ------------------------------
                                                            May 1,      May 2,
                                                             1999        1998
                                                      ------------  -----------
Cash Flows from Operating Activities:
  Income (loss) before dividends                       $     334      $  (5,539)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                        2,018          1,678
      Debt discount amortization                             276            601
      Extraordinary loss on debt extinguishment                -          2,750
      Changes in operating assets and liabilities:
        Merchandise inventories                           (4,837)        (4,361)
        Prepaid expenses and other assets                 (3,129)        (3,240)
        Accounts payable                                   6,848           (991)
        Accrued expenses and other                        (4,977)        (2,660)
                                                         --------      ---------

Net cash used in operating activities                     (3,467)       (11,762)
                                                         --------      ---------

Cash Flows from Investing Activities:
  Purchase of leasehold improvements
    and equipment                                         (3,266)          (504)

Net cash used in investing activities                     (3,266)          (504)
                                                        ---------     ----------

Cash Flows from Financing Activities:
  Borrowings on revolving credit notes                    98,890         85,170
  Payments on revolving credit notes                     (89,347)       (69,852)
  Payments on notes payable and capital
    lease obligations                                     (1,125)          (978)
  Payment of deferred debt issuance costs                      -            (45)
  Purchase of warrants                                      (288)             -
  Exercise of stock options                                   11              -
  Proceeds from stock subscription notes receivable           30              -
  Payment of dividends on Series A preferred stock             -           (864)
                                                        ---------     ----------


Net cash provided by financing activities                  8,171         13,431
                                                         --------     ----------

                                   (continued)

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Continued)



                                                           13 Weeks Ended
                                                    ---------------------------
                                                         May 1,         May 2,
                                                          1999           1998
                                                     ------------    -----------

Net increase in cash                                   $  1,438       $   1,165

Cash at the beginning of the period                       3,124           3,167
                                                       --------         --------
Cash at the end of the period                          $  4,562       $   4,332
                                                         ======           ======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $    170       $     535
  Cash paid during the period for income taxes         $  2,647       $      74

Supplemental disclosure of non-cash investing activities:
  Capital lease purchases                              $      -       $     333

Supplemental disclosure of non-cash financing activities:
  Series B preferred stock dividends                   $      -       $     703


                See accompanying notes to financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)      Unaudited Interim Financial Statements

The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended January 30, 1999 included in the Factory 2-U Stores, Inc. (the "Company") Form 10-K as filed with the Securities and Exchange Commission. The unaudited consolidated financial statements for the 13 weeks ending May 2, 1998 include the accounts of Family Bargain Corporation and its subsidiaries. All significant intercompany transactions were eliminated in consolidation.

On November 23, 1998, the Company carried out a Recapitalization in which all of the Company's stock was converted into a single class of Common Stock. Under the Plan of Recapitalization, each share of Pre- Recapitalization Common Stock was converted into .30133 shares of Common Stock, each share of Series A Preferred Stock was converted into one share of Common Stock and each share of Series B Preferred Stock was converted into 173.33 shares of Common Stock. In connection with the Recapitalization, General Textiles, Inc. was merged into Family Bargain Corporation and the Company's name was changed to Factory 2-U Stores, Inc.

In the opinion of management, the unaudited financial statements as of and for the 13 weeks ended May 1, 1999 and May 2, 1998 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      Long-term Debt

As of May 1, 1999, the Company had outstanding long-term indebtedness in the principal amount of $10.2 million.

At January 31, 1998, the Company had outstanding $22.9 million face value of Trade Subordinated Notes, Subordinated Reorganization Notes and Junior Subordinated Reorganization Notes. These notes were non-interest bearing, except for certain contingent interest payments and were subject to minimum principal payment requirements based on the annual excess cash flows of General Textiles. Accordingly, they were discounted to carrying values based on estimated future cash flows of General Textiles at discount rates ranging from 6% to 25%.

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

The New Subordinated Notes totaled $3.3 million and bore interest at 9.2% per annum through March 31, 1999, after which the interest rate would increase by one percent per annum each year up to a maximum of 13.2%. Principal was due in annual payments ranging from $0.2 million to $0.4 million with a balloon payment of $2.1 million due May 28, 2003. The entire balance of $3.3 million was paid on December 8, 1998.

The New Junior Subordinated Notes have a face value of $17.3 million, are non-interest bearing and are reflected on the accompanying balance sheets at the present value using a discount rate of 10%. The unamortized discount related to the New Junior Subordinated Notes was $6.1 million at May 1, 1999, resulting in a net carrying value of $11.2 million, of which $1.0 million is a current maturity, as reflected in the May 1, 1999 balance sheet (see Financial Statements). The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. Further, the New Junior Subordinated Notes require principal payments at December 31, 1999 and December 31, 2000 of $1.0 million, at December 31, 2001 and December 31, 2002 of $2.0 million, at December 31, 2003 and December 31, 2004 of $3.0 million and a final payment at May 28, 2005 of $5.3 million.

(3)      Revolving Credit Facility

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

On July 31, 1998, the Company's two operating subsidiaries, General Textiles and Factory 2-U, Inc., merged to form a new Delaware corporation named General Textiles, Inc. (the "Subsidiary Merger"). As a result, in July 1998, the Company and its lender agreed to amend certain terms and conditions of the revolving credit facilities between the lender and General Textiles and Factory 2-U. The covenants and financial ratios were reset to reflect anticipated earnings, capital expenditures and cash flow of the Company during fiscal 1998 and the facilities were combined into one revolving credit facility (the "Facility").

At May 1, 1999 the Company could borrow up to $50.0 million at the prime rate plus 0.75%, subject to limitations based on inventory levels. At May 1, 1999, the Company owed $11.4 million under the Facility and had $22.6 million available to borrow under the Facility. The Facility expires in March 2000 but is subject to one year automatic renewal periods, unless terminated by the Company or its lender. The balance owed under the Facility fluctuates based on working capital requirements. Because of the seasonal nature of the Company's business, borrowings are usually greatest between August and December. The Company pays fees of 0.25% on the unused portion of the Facility. The Facility is secured by all the assets of the Company.

The Company was not in compliance with the current ratio covenant in the Facility as of May 1, 1999. The lender has waived that requirement at May 1, 1999.


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

The preferred stock and other common stock equivalents were not considered for the thirteen week period ended May 2, 1998, as converted because the calculation was anti-dilutive. At May 1, 1999, there were 1,893,528 potentially dilutive common stock options and warrants outstanding.


(5)      Provision for Income Taxes

An amount for federal alternative minimum taxes was recorded for the 13 weeks ended May 2, 1998. The Company recorded a $0.2 million provision for income taxes as reflected in the accompanying statements of operations for the 13 weeks ended May 1, 1999.

(6)      Stock Options and Warrants

On March 5, 1999, the Company purchased 49,769 of its outstanding warrants for $5.78 per warrant, or $0.3 million. Those warrants had an exercise price of $6.22 per share and were to expire on March 14, 2001. At May 1, 1999, the Company had 320,000 warrants outstanding with an exercise price of $16.50 per share and 82,690 warrants outstanding with an exercise price of $19.91 per share.

As of May 1, 1999, the Company had 1,490,838 stock options outstanding. Of those options, 385,721 are exercisable when certain common stock market price hurdles are achieved and maintained for 60 consecutive trading days, subject to vesting conditions (92,960 are exercisable, when the Company's common stock reaches market price hurdles in the amount of $19.91; 92,961 are exercisable at $24.89; 99,900 are exercisable at $33.19; and 99,900 are exercisable at $49.78). Assuming all options with market price hurdles are fully vested, when the Company's common stock market price is $19.91, $24.89, $33.19 and $49.78, the Company will be required to record aggregate non-cash compensation expense in the minimum amounts of $1.2 million, $1.6 million, $2.6 million and $4.2 million, respectively.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

General

Management's discussion of the results of operations provides an analysis of the Company's operations during the 13 weeks ended May 1, 1999 and May 2, 1998.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of May 1, 1999 there were 169 stores in operation versus 162 stores at May 2, 1998.


13 Weeks Ended May 1, 1999 Compared to the 13 Weeks Ended May 2, 1998

Net sales were $85.1 million for the 13 weeks ended May 1, 1999 compared to $66.5 million for the 13 weeks ended May 2, 1998, an increase of $18.6 million, or 28.0%. Comparable sales increased 21.4%, or $13.9 million.

Gross profit was $29.0 million for the 13 weeks ended May 1, 1999 compared to $21.8 million for the 13 weeks ended May 2, 1998, an increase of approximately $7.2 million. As a percentage of sales, gross profit was 34.1% for the 13 weeks ended May 1, 1999 compared to 32.9% for the 13 weeks ended May 2, 1998. The increase in the gross profit margin is primarily attributable to lower markdowns and reduced shrinkage.

Selling and administrative expenses were $27.3 for the 13 weeks ended May 1, 1999 compared to $21.2 million for the 13 weeks ended May 2, 1998, an increase of approximately $6.1 million. As a percentage of sales, selling and administrative expenses increased to 32.1% for the 13 weeks ended May 1, 1999 from 31.9% for the 13 weeks ended May 2, 1998. The increase as a percentage of sales is primarily due to an increase in the minimum wage.

Amortization of intangibles was $0.6 million for the 13 weeks ended May 1, 1999 and $0.6 million for the 13 weeks ended May 2, 1998.

The special charge of $1.5 million for the 13 weeks ended May 2, 1998 represents various expenses incurred in connection with hiring the current President and CEO of the Company. Such expenses included a signing bonus, moving expenses, costs to liquidate a former residence, and executive search fees.

Interest expense was $0.5 million for the 13 weeks ended May 1, 1999 and $1.3 million for the 13 weeks ended May 2, 1998, a decrease of approximately $0.8 million or 61.5%. The decrease is due primarily to a lower balance on the revolving credit facility.

Federal  income  taxes of $0.1  million were accrued for the 13 weeks ended
May 1, 1999 and $0.1 million were paid in anticipation of an alternative minimum tax for the 13 weeks ended May 2, 1998.

An extraordinary charge of $2.8 million was incurred for the 13 weeks ended May 2, 1998 because notes payable associated with the General Textiles bankruptcy were extinguished and new notes with terms favorable to the Company were issued.

The net income available to common stockholders was $0.3 million for the 13 weeks ended May 1, 1999 as compared to the net loss available to common stockholders of $7.1 million for the 13 weeks ended May 2, 1998. The increase in net income for the 13 weeks ended May 1, 1999 is a result of the operating factors cited above. Additionally, as a result of the Recapitalization that took place on November 23, 1998, the Company no longer pays dividends on preferred stock. Dividends of $1.6 million were charged to income for the 13 weeks ended May 2, 1998.


Liquidity and Capital Resources

General

As of May 1, 1999, the Company had outstanding indebtedness in the principal amount of $22.6 million.

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


Revolving Credit Facility

In July 1998, the Company and its lender agreed to amend certain terms and conditions of the revolving credit facilities between the lender and General Textiles and Factory 2-U. As a result of the Subsidiary Merger, the covenants and financial ratios were reset to reflect anticipated earnings, capital expenditures and cash flow of the Company during fiscal 1998 and the facilities were combined into the Facility.

At May 1, 1999 the Company could borrow up to $50.0 million at the prime rate plus 0.75%, subject to limitations based on inventory levels. At May 1, 1999, the Company owed $11.4 million under the Facility and had $22.6 million available to borrow under the Facility. The Facility expires in March 2000 but is subject to one year automatic renewal periods, unless terminated by the Company or its lender. The balance owed under the Facility fluctuates based on working capital requirements. Because of the seasonal nature of the Company's business, borrowings are usually greatest between August and December. The Company pays fees of 0.25% on the unused portion of the Facility. The Facility is secured by all the assets of the Company.

The Company was not in compliance with the current ratio covenant in the Facility as of May 1, 1999. The lender has waived that requirement at May 1, 1999.

Subordinated Notes

At May 2, 1998, the Company had outstanding $22.3 million face value of Trade Subordinated Notes, Subordinated Reorganization Notes and Junior Subordinated Reorganization Notes. These notes were non-interest bearing, except for certain contingent interest payments and were subject to minimum principal payment requirements based on the annual excess cash flows of General Textiles. Accordingly, they were discounted to carrying values based on estimated future cash flows of General Textiles at discount rates ranging from 6% to 25%.

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

The New Junior Subordinated Notes have a face value of $17.3 million, are non-interest bearing and are reflected on the accompanying balance sheets at the present value using a discount rate of 10%. The unamortized discount related to the New Junior Subordinated Notes was $6.1 million at May 1, 1999, resulting in a net carrying value of $11.2 million, of which $1.0 million is a current maturity, as reflected in the May 1, 1999 balance sheet (see Financial Statements). The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. Further, the New Junior Subordinated Notes require principal payments at December 31, 1999 and December 31, 2000 of $1.0 million, at December 31, 2001 and December 31, 2002 of $2.0 million at December 31, 2003 and December 31, 2004 of $3.0 million and a final payment at May 28, 2005 of $5.3 million.

Management believes that the Company's sources of cash, including the Facility, will be adequate to finance its operations and meet obligations under its existing indebtedness as they become due for at least the next twelve months.

Capital Expenditures

The Company anticipates spending approximately $12 million on capital expenditures during the remainder of the current fiscal year which includes costs to open new stores, to renovate and/or relocate existing stores and to upgrade information systems. Management believes that future expenditures will be financed from internal cash flow and the Facility.


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


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995


Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Risks and uncertainties which could effect the Company include, but are not limited to, economic and weather conditions that affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies continued availability of capital and financing, competitive factors and other factors affecting the Company's business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

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


FACTORY 2-U STORES, INC.

Date: May 24, 1999




By:    /s/  Jonathan W. Spatz____
       Name:  Jonathan W. Spatz
         Title: Executive Vice President and Chief Operating Officer (duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number Description Page


11.1     Computation of per share income                                 11
27       Financial Data Schedule                                         12

                     COMPUTATION OF PER SHARE INCOME (LOSS)

                                                          13 weeks ended

--------------------------------------------------------------------------------
                                                       May 1,            May 2,
                                                       1999               1998
The computation of net income (loss)
 available and adjusted shares outstanding follows:


Income (loss) from continuing operations          $      334          $  (2,789)

Extraordinary item                                         -             (2,750)

Net income (loss)                                        334             (5,539)

Less:

 Series A preferred stock dividends                        -               (864)

 Series B preferred stock dividends                        -               (703)

Net income used for basic and diluted computation  $     334          $  (7,106)



Weighted average number of
 common shares outstanding                        12,106,636          1,485,789

Add:

  Assumed exercise of those options
    that are common stock equivalents                470,553                  -

  Assumed exercise of convertible preferred stock:

     Series A Preferred                                    -                  -

     Series B Preferred                                    -                  -

Adjusted shares outstanding,
  used for diluted computation                    12,577,189          1,485,789


Basic and Diluted:

Income (loss) before extraordinary item               $ 0.03            $ (2.92)

Extraordinary item per share                               -              (1.86)

Net income (loss) applicable to common stock          $ 0.03            $ (4.78)


--------------------------------------------------------------------------------


The weighted average number of common shares outstanding has been restated for the reverse stock split (factor is .30133) that took place effect November 23, 1998.