Form 10-Q
period 1999-07-31
FACTORY 2 U STORES INC
filed 1999-09-13
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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

                                  (858) 627-1800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       [X] YES    [  ] NO

The number of shares outstanding of the registrant's of common stock, as of July 31, 1999, was 12,214,984 shares.

                            FACTORY 2-U STORES, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Factory 2-U Stores, Inc. Balance Sheets as of July 31, 1999
(Unaudited) and January 30, 1999 ............................................F-1


Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
13 weeks ended July 31, 1999 and August 1, 1998..............................F-3

Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
26 weeks ended July 31, 1999 and August 1, 1998 .............................F-4

Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
26 weeks ended July 31 and August 1, 1998 ...................................F-5

Factory 2-U Stores, Inc. Notes to Consolidated Financial Statements
(Unaudited)       ...........................................................F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................3

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ...................................................7
Item 2.   Changes in Securities and Use of Proceeds............................7
Item 3.   Defaults Upon Senior Securities......................................7
Item 4.   Submission of Matters to a Vote of Security Holders..................8
Item 5.   Other Information ...................................................8
Item 6.   Exhibits and Reports on Form 8-K ....................................9
          Signatures        ..................................................10
          Exhibit Index     ..................................................11

                                     PART I

Item 1.   Financial Statements

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)

                                                  July 31,          January 30,
                                                    1999                1999
                                               --------------     --------------
                                                          (Unaudited)
ASSETS
Current assets:
     Cash                                      $     5,869            $    3,124
     Merchandise inventory                          45,408                31,353
     Prepaid expenses and other assets               3,276                 1,137
     Deferred income taxes                           1,747                 1,690
                                                    ------                 -----
          Total current assets                      56,300                37,304

Leasehold improvements and equipment,
     net of accumulated depreciation
     and amortization                               22,075                18,187

Deferred income taxes                                  937                 1,149
Other assets                                         2,027                 2,419

Excess of cost over net assets acquired,
 less accumulated amortization of $9,338
 and $8,537 at July 31, 1999 and
 January 30, 1999, respectively                     30,307                31,108
                                                   -------                ------

          Total assets                          $  111,646             $  90,167
                                                  ========                ======









                                   (continued)

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)
                                   (continued)


                                                   July 31,          January 30,
                                                     1999                1999
                                                -------------       ------------
                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt
     and capital lease obligations               $     1,281         $     1,818
     Accounts payable                                 30,486              21,258
     Income taxes payable                                960               2,656
     Accrued expenses                                 17,478              20,151
     Revolving credit notes                           15,453                   -
                                                     -------             -------
Total current liabilities                             65,658              45,883
                                                     -------              ------

Revolving credit notes                                     -               1,843
Long-term debt, less current maturities               10,489              10,530
Capital leases and other long-term obligations         3,286               2,257
Deferred rent                                          2,344               1,889
                                                      ------               -----

               Total liabilities                      81,777              62,402
                                                     -------              ------


Stockholders' equity:
  Series A  convertible  preferred  stock,
  $0.01 par value;  0 and 4,500,000
  shares  authorized,   0  shares  issued
  and  outstanding   (aggregate liquidation
  preference of $0) at July 31, 1999
  and January 30, 1999                                     -                   -

  Series B junior convertible, exchangeable
  preferred stock, $0.01 par value;
  40,000 shares authorized, 0 shares issued
  and outstanding  (aggregate liquidation
  preference of $0) at July 31, 1999
  and January 30, 1999, respectively                       -                   -

  Common stock, $0.01 par value,
  35,000,000 shares authorized and 12,214,984
  shares issued and outstanding at July 31, 1999,
  and 80,000,000 shares authorized and
  12,106,175 shares issued and outstanding at
  January 30, 1999                                       122                 121

  Stock subscription notes receivable                 (3,885)            (4,087)
  Additional paid-in capital                         103,603             103,248
  Accumulated deficit                                (69,971)           (71,517)
                                                    --------            --------

     Total stockholders' equity                       29,869              27,765
                                                     -------              ------

     Total liabilities and stockholders' equity  $   111,646         $    90,167
                                                 ============        ===========



   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                        13 Weeks Ended
                                             -----------------------------------
                                                July 31, 1999     August 1, 1998
                                             ----------------  -----------------

Net sales                                         $    91,931        $    73,456

Cost of sales                                          58,272             48,494
                                                      -------             ------

        Gross profit                                   33,659             24,962
                                                       ------             ------

Selling and administrative expenses                    30,354             24,330
Amortization of intangibles                               590                590
                                                         ----                ---

        Operating income (loss)                         2,715                 42

Interest expense                                          663              1,094
                                                         ----              -----

Income (loss) before income taxes                       2,052            (1,052)

Income taxes                                              841                 25
                                                         ----               ----

        Income (loss) before dividends                  1,211            (1,077)

Preferred stock dividends - Series A                        -              (864)

Preferred stock dividends - Series B                        -              (728)
                                                         ----              -----

        Net Income (loss) available
          to common stockholders                   $    1,211       $    (2,669)
                                                    =========         ==========


Earnings (loss) per share:
        Basic                                      $    0.10        $     (1.77)
        Diluted                                    $    0.09        $     (1.77)



Weighted average common shares outstanding
        Basic                                          12,159              1,508
        Diluted                                        12,838              1,508








The  accompanying  notes are an  integral  part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                          26 Weeks Ended
                                                --------------------------------
                                                July 31, 1999     August 1, 1998

Net sales                                         $  177,030        $    139,951
Cost of sales                                        114,380              93,143
                                                    --------              ------

        Gross profit                                  62,650              46,808

Selling and administrative expenses                   57,650              45,524
Amortization of intangibles                            1,179               1,179
Special charges                                           -                1,500
                                                        ----               -----

        Operating income (loss)                        3,821             (1,395)

Interest expense                                       1,202               2,372
                                                      ------               -----

Income (loss) before income taxes and
 extraordinary item                                     2,619            (3,767)

Income taxes                                            1,074                 99
                                                       ------              -----

        Income (loss) before extraordinary item         1,545            (3,866)

Extraordinary item - debt extinguishment
        (less applicable income taxes of $0)                -              2,750

        Income (loss) before dividends                  1,545            (6,616)

Preferred stock dividends - Series A                        -            (1,728)

Preferred stock dividends - Series B                        -            (1,431)
                                                       ------            -------

        Net income (loss) available
           to common stockholders                  $    1,545       $    (9,775)
                                                  ===========       ============

Earnings (loss) per share:
   Basic:
        Income (loss) before extraordinary item   $      0.13       $     (4.69)
        Extraordinary item                        $         -       $     (1.84)
        Net income (loss)                         $      0.13       $     (6.53)


   Diluted:
        Income (loss) before extraordinary item   $      0.12       $     (4.69)
        Extraordinary item                        $         -       $     (1.84)
        Net income (loss)                         $      0.12       $     (6.53)

Weighted average common shares outstanding
        Basic                                          12,133              1,497
        Diluted                                        12,707              1,497

The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                           26 weeks ended
                                                  ------------------------------
                                                       July 31,        August 1,
                                                         1999             1998
                                                ----------------- --------------

Cash flows from operating activities:
   Income (loss) before dividends                     $    1,545    $    (6,616)
   Adjustments  to  reconcile  income  (loss)
     to net cash  used in  operating
     activities:
          Depreciation and amortization                    4,162           3,494
          Debt discount amortization                         559             881
          Extraordinary loss on debt extinguishment            -           2,750
          Loss on disposal of equipment                        -             148
          Deferred rent expense                                -            (79)
          Changes in operating assets and liabilities:
               Merchandise inventory                    (14,055)        (11,044)
               Prepaid expenses                          (1,503)         (2,178)
               Accounts payable                            9,228           5,355
               Accrued expenses and other                (2,757)               1
                                                    ------------    ------------

Net cash used in operating activities                    (2,821)         (7,288)
                                                    ------------    ------------

Cash flows from investing activities:
   Purchase of leasehold improvements and equipment      (7,339)         (1,979)

Net cash used in investing activities                    (7,339)         (1,979)
                                                    -------------   ------------












                                 (continued)

                                FACTORY 2-U STORES, INC.
                                Statements of Cash Flows
                                     (in thousands)
                                      (Continued)


                                                         26 weeks ended
                                               ---------------------------------
                                                    July 31,           August 1,
                                                      1999                1998
                                                -------------       ------------
Cash flows from financing activities:
  Borrowings on revolving credit facility            201,847            163,854
  Payments on revolving credit facility             (188,236)          (149,520)
  Payments on notes payable and
    capital lease obligations                         (1,263)            (1,977)
  Proceeds from issuance of common stock                   1                   -
  Buyback of warrants                                   (457)                  -
  Proceeds from exercise of stock options                317                   -
  Proceeds from exercise of warrants                     412                   -
  Grant of stock options below market price               83                   -
  Payment of deferred debt issuance costs                  -                (46)
  Proceeds from stock subscription notes receivable      201                   -
  Payment of dividends on Series A preferred stock         -             (1,728)
                                                     --------            -------

Net cash provided by financing activities             12,905              10,583
                                                     --------            -------

Net increase in cash                                   2,745               1,316

Cash at the beginning of the period                    3,124               3,167
                                                     --------            -------

Cash at the end of the period                    $     5,869         $     4,483
                                                 ============        ===========

Supplemental disclosure of cash flow  information:
  Cash paid during the period for:
          Interest                               $       582         $     1,243
          Income taxes                           $     2,761         $        74

Supplemental disclosures of non-cash
    investing activities:

  Capital lease purchases                        $         -         $       882

Supplemental disclosures of non-cash
 financing activities:

      Series B preferred stock dividends         $         -         $     1,431




The  accompanying  notes are an  integral  part to these financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)      Unaudited Interim Financial Statements

         The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended January 30, 1999 included in the Factory 2-U Stores, Inc. (the "Company") Form 10-K as filed with the Securities and Exchange Commission. The unaudited consolidated financial statements for the 13 and 26 weeks ending August 1, 1998 include the accounts of Family Bargain Corporation and its subsidiaries. All significant intercompany transactions were eliminated in consolidation.

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

         In the opinion of management, the unaudited financial statements as of and for the 13 and 26 weeks ended July 31, 1999 and August 1, 1998 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      Long-term Debt

         As  of  July  31,   1999,   the  Company  had   outstanding   long-term
         indebtedness, less current maturities, in the principal amount of $10.5 million.

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

         Effective April 30, 1998, the Company exchanged the Subordinated Reorganization Notes and the Junior Subordinated Reorganization Notes (the "Old Notes") for new notes (the "New Subordinated Notes" and the "New Junior Subordinated Notes", collectively, the "New Notes"). The New Notes removed an estimated excess cash flow calculation previously used to determine the timing and amount of payments. Further, the New Notes provide a fixed schedule for debt principal payments. In accordance with EITF 96-19, the Company recorded the exchange of the Old Notes as an extinguishment of debt, and in connection therewith, recorded an extraordinary loss, net of taxes, of $2.8 million. This loss represents the amount by which the present value of the New Notes exceeded the present value of the Old Notes for which they were exchanged and fees paid to the lenders. The fees included the issuance of 22,600 shares of pre-Recapitalization common stock and warrants to purchase 82,690 shares of pre-Recapitalization common stock, both stated at fair market value when they were issued.

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

         The New Junior Subordinated Notes have a face value of $17.3 million, are non-interest bearing and are reflected on the accompanying balance sheets at the present value using a discount rate of 10%. The unamortized discount related to the New Junior Subordinated Notes was $5.8 million at July 31, 1999, resulting in a net carrying value of $11.5 million, of which $1.0 million is a current maturity, as reflected in the July 31, 1999 balance sheet (see Financial Statements). The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. Further, the New Junior Subordinated Notes require principal payments at December 31, 1999 and December 31, 2000 of $1.0 million, at December 31, 2001 and December 31, 2002 of $2.0 million, at December 31, 2003 and December 31, 2004 of $3.0 million and a final payment at May 28, 2005 of $5.3 million.

(3)      Revolving Credit Notes

         The Company maintains a $50.0 million revolving credit facility with a financial institution secured by all the assets of the Company. Amounts which may be borrowed under the working capital facility are based on a percentage of eligible inventories, as defined, outstanding from time to time, as more fully described below.

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

         At July 31, 1999 the Company could borrow up to $50.0 million at the prime rate plus 0.75%, subject to limitations based on inventory levels. At July 31, 1999, the Company owed $15.5 million under the Facility and had $25.5 million available to borrow under the Facility. The Facility expires in March 2000 but is subject to one year automatic renewal periods, unless terminated by the Company or its lender. The balance owed under the Facility fluctuates as the Company borrows to meet working capital requirements and due to the seasonal nature of the Company's business. The Company pays fees of 0.25% on the unused portion of the Facility. The Facility is secured by all the assets of the Company.

(4)      Earnings per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS No. 128), which the Company adopted as of January 31, 1998. This Statement sets forth the basis for the computation of "basic" earnings per share and "diluted" earnings per share from the previous method of computing both "primary" and "fully diluted" earnings per share.

         The preferred stock and other common stock equivalents were not considered as converted for the thirteen week period ended August 1, 1998 because the calculation was anti-dilutive. At July 31, 1999, there were 1,560,415 potentially dilutive common stock options and warrants outstanding.

(5)      Provision for Income Taxes

         The Company recorded a $0.8 million provision for income taxes as reflected in the accompanying statements of operations for the 13 weeks ended July 31, 1999.

(6)      Stock Options and Warrants

         At July 31, 1999, the Company had outstanding warrants exercisable for 82,690 shares of common stock with an exercise price of $19.91 per share.

         As of July 31, 1999, the Company had outstanding options to purchase 1,477,725 shares of common stock. Of those options, 371,784 become exercisable when specified market price hurdles for the Company's common stock have been achieved and maintained for 60 consecutive trading days, subject to vesting conditions (92,960 are exercisable at a market price hurdle of $19.91; 92,961 are exercisable at $24.89; 92,931 are exercisable at $33.19; and 92,932 are exercisable at $49.78). Assuming all options with market price hurdles are fully vested, when the market price of the Company's common stock reaches $19.91, $24.89, $33.19 and $49.78 for the specified periods of time, the Company will be required to record aggregate non-cash compensation expense in the minimum amounts of $1.2 million, $1.6 million, $2.4 million and $3.9 million, respectively.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

General

Management's discussion of the results of operations provides analysis of the Company's operations during the 13 and 26 weeks ended July 31, 1999 and August 1, 1998.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of July 31, 1999 there were 178 stores in operation versus 162 at August 1, 1998.

13 Weeks Ended July 31, 1999 Compared to the 13 Weeks Ended August 1, 1998

Net sales were $91.9 million for the 13 weeks ended July 31, 1999 compared to $73.5 million for the 13 weeks ended August 1, 1998, an increase of approximately $18.4 million, or 25.2%. Comparable store sales increased 13.1%. The Company opened 12 new stores and closed 3 stores during the current period.

Gross profit was $33.7 million for the 13 weeks ended July 31, 1999 compared to $25.0 million for the 13 weeks ended August 1, 1998, an increase of approximately $8.7 million, or 34.8%. As a percentage of sales, gross profit was 36.6% for the 13 weeks ended July 31, 1999 compared to 34.0% for the 13 weeks ended August 1, 1998. The increase in the gross profit margin is primarily attributable to a higher markup, lower shrinkage and lower markdown volume.

Selling and administrative expenses were $30.4 million for the 13 weeks ended July 31, 1999 compared to $24.3 million for the 13 weeks ended August 1, 1998, an increase of approximately $6.1 million, or 24.8%. The increase was largely attributable to expenses associated with the growth in net sales. As a percentage of sales, selling and administrative expenses were 33.0% for the 13 weeks ended July 31, 1999 and 33.1% for the 13 weeks ended August 1, 1998.

Interest expense was $0.7 million for the 13 weeks ended July 31, 1999 and $1.1 million for the 13 weeks ended August 1, 1998. Lower average borrowings under the Company's revolving credit facility and the exchange of the Old Notes for the New Notes which resulted in a lower debt discount amortization reduced interest expense in the current year. See "Liquidity and Capital Resources."

Income taxes were $0.8 million for the 13 weeks ended July 31, 1999 and $0.03 million for the 13 weeks ended August 1, 1998. Income taxes increased as a result of higher taxable income versus the same period a year ago.

The net income available to common stockholders was $1.2 million for the 13 weeks ended July 31, 1999 compared to a net loss available to common stockholders of $2.7 million for the 13 weeks ended August 1, 1998. The increase in net income for the 13 weeks ended August 1, 1998 is a result of the operating factors cited above.

26 Weeks Ended July 31, 1999 Compared to the 26 Weeks Ended August 1, 1998

Net sales were $177.0 million for the 26 weeks ended July 31, 1999 compared to $140.0 million for the 26 weeks ended August 1, 1998, an increase of $37.0 million, or 26.5%. Comparable store sales increased 17.1%. The Company opened 16 new stores and closed 6 stores.

Gross profit was $62.7 million for the 26 weeks ended July 31, 1999 compared to $46.8 million for the 26 weeks ended August 1, 1998, an increase of $15.9 million, or 33.8%. As a percentage of sales, gross profit was 35.4% for the 26 weeks ended July 31, 1999 compared to 33.4% for the 26 weeks ended August 1, 1998. The increase in the gross profit margin is primarily attributable to a higher markup, lower shrinkage and lower markdown volume.

Selling and administrative expenses were $57.7 million for the 26 weeks ended July 31, 1999 compared to $45.5 million for the 26 weeks ended August 1, 1998, an increase of approximately $12.2 million, or 26.6%. The increase was largely sales volume related. As a percentage of sales, selling and administrative expenses were 32.6% for the 26 weeks ended July 31, 1999 compared to 32.5% for the 26 weeks ended August 1, 1998.

The special charge of $1.5 million in fiscal 1998 represents various expenses incurred in connection with hiring the President and CEO.

Interest expense was $1.2 million for the 26 weeks ended July 31, 1999 and $2.4 million for the 26 weeks ended August 1, 1998. Lower average borrowings this year under the Company's revolving credit facility and the exchange of the Old Notes for the New Notes which resulted in a lower debt discount amortization reduced interest expense in the current year. See "Liquidity and Capital Resources."

Income taxes increased to $1.1 for the 26 weeks ended July 31, 1999 compared to $0.1 for the 26 weeks ended August 1, 1998. Income taxes increased as a result of increased taxable income.

An extraordinary charge of $2.8 million was incurred for the 26 weeks ended August 1, 1998 as a result of notes payable associated with the General Textiles bankruptcy being extinguished early and new notes with terms more favorable to the Company being issued.

The net income available to common stockholders was $1.5 million for the 26 weeks ended July 31, 1999 compared to a net loss available to common stockholders of $9.8 million for the 26 weeks ended August 1, 1998. The increase in net income for the 26 weeks ended July 31, 1999 is a result of the operating factors cited above.

Liquidity and Capital Resources

General

As of July 31, 1999, the Company had outstanding indebtedness in the principal amount of $26.9 million.

The Company finances its operations through credit provided by vendors and other suppliers, amounts borrowed under its $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts which may be borrowed under the working capital facility are based on a percentage of eligible inventories, as defined, outstanding from time to time, as more fully described elsewhere in this Form 10-Q. See Note 2 (Long-term Debt) and Note 3 (Revolving Credit Facility) of Notes to Financial Statements.

Management believes that the Company's sources of cash, including the Facility, will be adequate to finance its operations and meet obligations under its existing indebtedness as they become due for at least the next twelve months.


Capital Expenditures

The Company anticipates spending approximately $8.2 million on capital expenditures during the remainder of the current fiscal year ending January 29, 2000 which includes costs to open approximately 17 new stores, to renovate 24 existing stores, to relocate approximately 9 existing stores and to upgrade information systems. Management believes that future expenditures will be financed from internal cash flow and the Facility.


Inflation

In general, the Company believes that inflation has had no recent material impact on operations and none is anticipated in the next fiscal year.


Minimum Wage Increases

The Company employs, both in its stores and in its corporate headquarters, a substantial number of employees who earn hourly wages near or at the minimum wage. Actions by both the federal and certain state governments have increased the hourly wages payable by the Company to such employees. To mitigate the impact of such wage increases, the Company has instituted policies to manage its ratio of wages to sales. Management believes that these measures will be adequate to control the impact of hourly wage increases on the overall profitability of its operations for the foreseeable future.

Seasonality and Quarterly Fluctuations

The Company historically has realized, and expects to continue to realize, its highest level of sales and income during the third and fourth quarters of its fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. The seasonally lower sales in the Company's first two quarters
(February through July), can result in the Company's incurring losses during those quarters even in years in which it will have full year profits.

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

The Company is currently seeking to insure that the software and operating systems included in its new integrated software package are Year 2000 compliant. The Company is also in the process of requesting information and assurances from its major vendors, service providers and customers about their state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, and in contemplation of the possibility of such problems, the Company intends to develop contingency plans such as the use of alternate vendors or manual systems prior to October 1999.

Although, based on a review of its data processing, operational and other computer-based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting therefrom, there can be no assurance in that regard. The failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain normal activities or operations. Such interruptions or failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because there is general uncertainty about the Year 2000 problem, including uncertainty about the Year 2000 readiness of suppliers and customers, it is not possible to predict whether Year 2000 problems will occur or what consequences such problems will have on results of operations, liquidity or financial condition.

However, the Company's plans to address Year 2000 issues are intended to minimize, to the extent feasible, the possibility of interruptions of normal operations. There can, however, be no assurance that the Company will be successful in doing so.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this Form 10-Q that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Risks and uncertainties which could effect the Company include, but are not limited to, general and local economic and weather conditions that affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors, expansion plans, risks and uncertainties associated with the failure of the Company or its suppliers or customers to be Year 2000 compliant, and other factors affecting the Company's business beyond the Company's control as well as other factors described in the Company's other filings with the Securities and Exchange Commission. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations. Actual results could differ materially from those contemplated or expressed in any forward-looking statements.


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

Item 2.   Changes in Securities and Use of Proceeds
                  None.

Item 3.   Defaults Upon Senior Securities
                  None.

Item 4.   Submission of Matters to a Vote of Security Holders

a. The Company's annual meeting of stockholders was held on June 23, 1999.

b. The directors elected at the meeting were as follows:


Director                         Votes           Votes
                                  For           Against            Withheld

Ira Neimark                    9,311,155               0             7,125

Michael Searles                9,311,155               0             7,125


Other directors whose terms of office continued after the meeting are as follows: Peter V. Handal, Ronald Rashkow, H. Whitney Wagner and Wm. Robert Wright II. James D. Somerville resigned as a director effective June 23, 1999 and John J. Borer III did not stand for re-election.
c. Other matters voted on at the meeting and the results of those votes were as follows:

Approval of the amendment of the Certificate of Incorporation to reduce to 35,000,000 the number of shares of common stock the Company is authorized to issue.

Votes for:                     9,305,738
Votes against:                     2,959
Abstentions:                       9,583


Ratification of Arthur Andersen LLP as independent accountants

Votes for:                     9,224,835
Votes against:                    37,016
Abstentions:                      56,429


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


FACTORY 2-U STORES, INC.

Date: September 13, 1999




By:    /s/  Douglas C. Felderman
       Name:  Douglas C. Felderman
       Title: Executive Vice President and Chief Financial Officer
              (duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number Description Page

11.1       Computation of per share income (loss)                       12
27         Financial Data Schedule (for EDGAR filing only)              13



EXHIBIT 11.1


                     COMPUTATION OF PER SHARE INCOME (LOSS)



                                                   13 weeks ended                          39 weeks ended
                                                  --------------                           --------------

                                             July 31, 1999       August 1, 1998      July 31, 1999       August 1, 1998

The computation of net income (loss)
 available and adjusted shares outstanding follows:

Income (loss) from continuing operations     $       1,211       $     (1,077)       $       1,545       $   (3,866)
Extraordinary item                                       -                  -                    -           (2,750)
Net income (loss)                                    1,211             (1,077)               1,545           (6,616)

Less:
 Series A preferred stock dividends                      -               (864)                   -           (1,728)
 Series B preferred stock dividends                      -               (728)                   -           (1,431)


Net income (loss) used for basic and
 diluted computation                         $       1,211       $     (2,669)       $       1,545       $   (9,775)

Weighted average number of common shares
 outstanding *                                  12,158,607           1,507,892          12,132,614        1,496,840

Add assumed exercise of:
  Warrants that are common stock equivalents        36,243                   -              18,122                -
  Options that are common stock equivalents        642,850                   -             556,702                -
          Series A Preferred                             -                   -                   -                -
          Series B Preferred                             -                   -                   -                -

Adjusted shares outstanding, used for
 diluted computation                            12,837,701           1,507,892          12,707,437        1,496,840

  Basic:
    Income (loss) before extraordinary item  $        0.10       $      (1.77)       $        0.13       $    (4.69)
    Extraordinary item per share                         -                  -                    -            (1.84)
    Net income (loss)                        $        0.10       $      (1.77)       $        0.13       $    (6.53)


  Diluted:
    Income (loss) before extraordinary item  $        0.09       $      (1.77)       $        0.12       $    (4.69)
    Extraordinary item per share                         -                  -                    -            (1.84)
    Net income (loss)                        $        0.09       $      (1.77)       $        0.12       $    (6.53)


* The weighted average number of common shares outstanding for prior periods have been restated for the reverse stock split (factor is .30133) that took place effect November 23, 1998.