Form 10-Q
period 1999-10-30
FACTORY 2 U STORES INC
filed 1999-12-13
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 30, 1999

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

The number of shares outstanding of the registrant's of common stock, as of October 30, 1999, was 12,377,136 shares.

                            FACTORY 2-U STORES, INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999
                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Factory 2-U Stores, Inc. Balance Sheets as of October 30, 1999
(Unaudited) and January 30, 1999 ............................................F-1

Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
13 weeks ended October 30, 1999 and October 31, 1998.........................F-3

Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
39 weeks ended October 30, 1999 and October 31, 1998 ........................F-4

Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
39 weeks ended October 30, 1999 and October 31, 1998 ........................F-5

Factory 2-U Stores, Inc. Notes to Consolidated Financial Statements
(Unaudited)       ...........................................................F-7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..............................................3

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings 8
Item 2.    Changes in Securities and Use of Proceeds...........................8
Item 3.    Defaults Upon Senior Securities.....................................8
Item 4.    Submission of Matters to a Vote of Security Holders.................8
Item 5.    Other Information...................................................8
Item 6.  Exhibits and Reports on Form 8-K .....................................8
              Signatures        ...............................................9
              Exhibit Index     ..............................................10

                                     PART I

Item 1.   Financial Statements

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)

                                                 October 30,         January 30,
                                                     1999                1999
                                           -----------------   -----------------
                                                        (Unaudited)
ASSETS
Current assets:
     Cash                                        $     4,341          $    3,124
     Merchandise inventory                            54,233              31,353
     Prepaid expenses and other assets                 2,698               1,137
     Deferred income taxes                             1,747               1,690
                                                       ------              -----
     Total current assets                             63,019              37,304


Leasehold improvements and equipment,
  net of accumulated depreciation and amortization    25,314              18,187

Deferred income taxes                                    937               1,149

Other assets                                           1,772               2,419

Excess of cost over net assets acquired,
 less accumulated amortization of $9,736
 and $8,537 at October 30, 1999 and
 January 30, 1999, respectively                       29,906              31,108

                                                     -------              ------
         Total assets                            $   120,948         $    90,167
                                                 ============        ===========









                                  (continued)

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)
                                   (continued)


                                                  October 30,        January 30,
                                                     1999                1999
                                               --------------    ---------------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt
       and capital lease obligations             $     1,275         $     1,818

     Accounts payable                                 35,373              21,258

     Income taxes payable                              1,885               2,656

     Accrued expenses                                 17,804              20,151

     Revolving credit notes                           13,468                   -
                                                     -------             -------
     Total current liabilities                        69,805              45,883


Revolving credit notes                                     -               1,843
Long-term debt, less current maturities               10,779              10,530
Capital leases and other long-term obligations         2,983               2,257
Deferred rent                                          2,404               1,889
                                                      ------               -----


     Total liabilities                                85,971              62,402



Stockholders' equity:
  Series A  convertible  preferred  stock,
   $0.01 par value;  0 and 4,500,000
   shares  authorized,   0  shares  issued
   and  outstanding   (aggregate liquidation
   preference of $0) at October 30, 1999
   and January 30, 1999                                     -                  -

  Series B junior convertible, exchangeable
   preferred stock, $0.01 par value;
   40,000 shares authorized, 0 shares issued
   and outstanding (aggregate liquidation
   preference of $0) at October 30, 1999
   and January 30, 1999, respectively                       -                  -

  Common stock, $0.01 par value, 35,000,000
   shares authorized and 12,377,136 shares
   issued and outstanding at October 30, 1999,
   and 80,000,000 shares authorized and
   12,106,175 shares issued and outstanding
   at January 30, 1999                                   124                 121

  Stock subscription notes receivable                (3,885)             (4,087)

  Additional paid-in capital                         107,003             103,248

  Accumulated deficit                               (68,265)            (71,517)
                                                    --------            --------


     Total stockholders' equity                       34,977              27,765

                                                     -------              ------

     Total liabilities and stockholders' equity  $   120,948         $    90,167
                                                 ============        ===========



The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         13 Weeks Ended
                                               ---------------------------------
                                                    October 30,     October 31,
                                                        1999             1998
                                               ----------------  ---------------

Net sales                                         $   104,551        $    84,978
Cost of sales                                          67,191             56,193
                                                      -------             ------

     Gross profit                                      37,360             28,785


Selling and administrative expenses                    31,162             24,812

Amortization of intangibles                               590                591

Stock option compensation expense                       2,094                  -
                                                       ------             ------


             Operating income (loss)                    3,514              3,382

Interest expense                                          622              1,071
                                                      -------            -------


Income (loss) before income taxes                       2,892              2,311


Income taxes                                            1,186                 60
                                                     --------           --------

     Income (loss) before dividends                     1,706              2,251

Preferred stock dividends - Series A                        -              (865)

Preferred stock dividends - Series B                        -              (779)
                                                     --------          ---------

     Net Income (loss) available
         to common stockholders                   $    1,706          $      607
                                                  ===========         ==========


Earnings (loss) per share:
     Basic                                        $    0.14           $     0.40

     Diluted                                      $    0.13           $     0.23



Weighted average common shares outstanding
             Basic                                     12,230              1,508
             Diluted                                   13,022              9,962








The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                        39 weeks Ended
                                             -----------------------------------
                                               October 30,     October 31, 1998
                                                  1999
                                             ---------------  ------------------

Net sales                                         $  281,581        $    224,929
Cost of sales
                                                     181,571             149,336
                                                    --------             -------
             Gross profit                            100,010              75,593

Selling and administrative expenses                   88,812              70,336

Amortization of intangibles                            1,769               1,770

Stock option compensation expense                      2,094                   -

Special charges                                            -               1,500
                                                    --------            --------

             Operating income (loss)                   7,335               1,987


Interest expense                                       1,824               3,443
                                                    --------            --------



Income (loss) before income
   taxes and extraordinary item                        5,511             (1,456)

Income taxes
                                                       2,259                 159
                                                    --------            --------

     Income (loss) before extraordinary item           3,252             (1,615)


Extraordinary item - debt extinguishmen
   (less applicable income taxes of $0)                   -              (2,750)
                                                    -------             --------


     Income (loss) before dividends                   3,252              (4,365)

Preferred stock dividends - Series A                      -              (2,593)

Preferred stock dividends - Series B                      -              (2,210)
                                                    -------             --------

     Net income (loss) available
     to common stockholders                      $    3,252         $    (9,168)
                                                 ===========        ============

Earnings (loss) per share:

     Basic:
       Income (loss) before extraordinary item   $     0.27         $     (4.28)
       Extraordinary item                        $        -         $     (1.83)
       Net income (loss)                         $     0.27         $     (6.11)

     Diluted:
       Income (loss) before extraordinary item   $     0.25         $     (4.28)
       Extraordinary item                        $        -         $     (1.83)
       Net income (loss)                         $     0.25         $     (6.11)

Weighted average common shares outstanding
             Basic                                   12,157                1,501

             Diluted                                 12,804                1,501


The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                          39 weeks ended
                                                  ------------------------------
                                                   October 30,      October 31,
                                                       1999             1998
                                                ---------------- ---------------
Cash flows from operating activities:
 Income (loss) before dividends                       $    3,252     $   (4,365)
   Adjustments to reconcile income (loss)
     to net cash used in operating activities:
      Depreciation and amortization                        6,545           5,258
      Debt discount amortization                             848           1,161
      Extraordinary loss on debt extinguishment                -           2,750
      Loss on disposal of equipment                          464             159
      Deferred rent expense                                  515           (355)
      Stock option compensation expense                       83               -
      Option performance charge                            2,094               -
      Changes in operating assets and liabilities:
        Merchandise inventory                           (22,880)        (11,746)
        Prepaid expenses and other assets                (1,324)         (2,101)
        Accounts payable                                 14,115           11,086
        Accrued expenses and other                       (2,200)           (798)
                                                  --------------  --------------

Net cash used in operating activities                      1,512           1,049
                                                  --------------  --------------

Cash flows from investing activities:
     Purchase of leasehold improvements and equipment   (12,368)         (4,299)


Net cash used in investing activities                   (12,368)         (4,299)
                                                 ---------------  --------------











                                  (continued)

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Continued)


                                                       39 weeks ended
                                             -----------------------------------
                                                 October 30,         October 31,
                                                     1999                1998
                                                ------------       -------------
Cash flows from financing activities:
  Borrowings on revolving credit facility            316,293             253,509
  Payments on revolving credit facility            (304,668)           (240,246)
  Payments on notes payable and
   capital lease obligations                         (1,335)             (5,239)
  Proceeds from issuance of common stock                  3                    -
  Buyback of warrants                                 (457)                    -
  Proceeds from exercise of stock options             1,623                    -
  Proceeds from exercise of warrants                    412                    -
  Payment of deferred debt issuance costs                 -                 (70)
  Proceeds from stock subscription notes receivable     202                   -
  Payment of dividends on Series A preferred stock        -              (2,592)
                                                    -------              -------

Net cash provided by financing activities            12,073                5,362

Net increase in cash                                  1,217                2,112

Cash at the beginning of the period                   3,124                3,167
                                                    -------              -------
Cash at the end of the period                   $     4,341          $     5,279
                                               ============          ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
          Interest                              $       934          $     2,112
          Income taxes                          $     3,021          $        74

Supplemental disclosures of non-cash
 Investing activities:
           Capital lease purchases              $         -          $       936

Supplemental disclosures of non-cash
 Financing activities:
             Series B preferred stock dividends $         -          $     2,210




The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)      Unaudited Interim Financial Statements

     The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended January 30, 1999 included in the Factory 2-U Stores, Inc. (the "Company") Form 10-K as filed with the Securities and Exchange Commission. The unaudited consolidated financial statements for the 13 and 39 weeks ending October 31, 1998 include the accounts of Family Bargain Corporation and its subsidiaries. All significant intercompany transactions were eliminated in consolidation. On November 23, 1998, the Company carried out a Recapitalization in which all of the Company's stock was converted into a single class of Common Stock. Under the Plan of Recapitalization, each share of Pre-Recapitalization Common Stock was converted into .30133 shares of Common Stock, each share of Series A Preferred Stock was converted into one share of Common Stock and each share of Series B Preferred Stock was converted into
173.33 shares of Common Stock. In connection with the Recapitalization, General Textiles, Inc. was merged into Family Bargain Corporation and the Company's name was changed to Factory 2-U Stores, Inc. In the opinion of management, the unaudited financial statements as of and for the 13 and 39 weeks ended October 30, 1999 and October 31, 1998 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      Long-term Debt

     As of October 30, 1999, the Company had outstanding long-term indebtedness, less current maturities, of $10.8 million. At January 31, 1998, the Company had outstanding $22.9 million face value of Trade Subordinated Notes, Subordinated Reorganization Notes and Junior Subordinated Reorganization Notes. These notes were non-interest bearing, except for certain contingent interest payments and were subject to minimum principal payment requirements based on the annual excess cash flows of General Textiles. Accordingly, they were discounted to carrying values based on estimated future cash flows of General Textiles at discount rates ranging from 6% to 25%.

     Effective April 30, 1998, the Company exchanged the Subordinated Reorganization Notes and the Junior Subordinated Reorganization Notes (the "Old Notes") for new notes (the "New Subordinated Notes" and the "New Junior Subordinated Notes", collectively, the "New Notes"). The New Notes removed an estimated excess cash flow calculation previously used to determine the timing and amount of payments. Further, the New Notes provide a fixed schedule for debt principal payments. In accordance with EITF 96-19, the Company recorded the exchange of the Old Notes as an extinguishment of debt, and in connection therewith, recorded an extraordinary loss, net of taxes, of $2.8 million. This loss represents the amount by which the present value of the New Notes exceeded the present value of the Old Notes for which they were exchanged and fees paid to the lenders. The fees included the issuance of 22,600 shares of pre-Recapitalization common stock and warrants to purchase 82,690 shares of pre-Recapitalization common stock, both stated at fair market value when they were issued. The New Subordinated Notes totaled $3.3 million and bore interest at 9.2% per annum through March 31, 1999, after which the interest rate would increase by one percent per annum each year up to a maximum of 13.2%. Principal was due in annual payments ranging from $0.2 million to $0.4 million with a balloon payment of $2.1 million due May 28, 2003. The entire balance of $3.3 million was paid on December 8, 1998. The New Junior Subordinated Notes have a face value of $17.3 million, are non-interest bearing and are reflected on the accompanying balance sheets at the present value using a discount rate of 10%. The unamortized discount related to the New Junior Subordinated Notes was $5.5 million at October 30, 1999, resulting in a net carrying value of $11.8 million, of which $1.0 million is a current maturity, as reflected in the October 30, 1999 balance sheet (see Financial Statements). The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. Further, the New Junior Subordinated Notes require principal payments at December 31, 1999 and December 31, 2000 of $1.0 million, at December 31, 2001 and December 31, 2002 of $2.0 million, at December 31, 2003 and December 31, 2004 of $3.0 million and a final payment at May 28, 2005 of $5.3 million.

(3)      Revolving Credit Notes
     The Company maintains a $50.0 million revolving credit facility with a financial institution secured by all the assets of the Company. Amounts which may be borrowed under the working capital facility are based on a percentage of eligible inventories, as defined, outstanding from time to time, as more fully described below. On July 31, 1998, the Company's two operating subsidiaries, General Textiles and Factory 2-U, Inc., merged to form a new Delaware corporation named General Textiles, Inc. As a result, in July 1998, the lender agreed to amend certain terms and conditions of the revolving credit facilities with General Textiles and Factory 2-U. The covenants and financial ratios were reset to reflect anticipated earnings, capital expenditures and cash flow of the Company during fiscal 1998 and the facilities were combined into one revolving credit facility (the "Facility").

     At October 30, 1999 the Company could borrow up to $50.0 million at the prime rate plus 0.75%, subject to limitations based on inventory levels. At October 30, 1999, the Company owed $13.5 million under the Facility and had $46.6 million available to borrow under the Facility. The Facility expires in March 2000 but is subject to one year automatic renewal periods, unless terminated by either party. The balance owed under the Facility fluctuates as the Company borrows to meet working capital requirements and due to the seasonal nature of the Company's business. The Company pays fees of 0.25% on the unused portion of the Facility. As of October 30, 1999, the Company was not in compliance with the current ratio covenant in the Facility, but the lender has waived the current ratio requirement through October 30, 1999.

(4)      Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS No. 128), which the Company adopted as of January 31, 1998. This Statement sets forth the basis for the computation of "basic" earnings per share and "diluted" earnings per share from the previous method of computing both "primary" and "fully diluted" earnings per share. At October 30, 1999, there were 1,430,684 potentially dilutive common stock options and warrants outstanding.

(5)      Provision for Income Taxes

     The Company recorded a $1.2 million provision for income taxes as reflected in the accompanying statements of operations for the 13 weeks ended October 30, 1999. The provision for income taxes is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to ongoing review and evaluation.

(6)      Stock Options and Warrants

     On October 1, 1999, when the Company's common stock achieved a market price of $19.91 or greater for 60 consecutive trading days, 92,960 stock options with a market price hurdle of $19.91 became exercisable. As a result, the Company recorded a non-cash stock option compensation expense in the amount of $2.1 million. As of October 30, 1999, the Company had outstanding options to purchase 1,347,994 shares of common stock. Of those options, 258,485 become exercisable once specified market price hurdles for the Company's common stock have been achieved and maintained for 60 consecutive trading days, subject to vesting conditions (92,961 are exercisable at a market price hurdle of $24.89; 82,762 are exercisable at $33.19; and 82,762 are exercisable at $49.78). Assuming all options with market price hurdles are fully vested, when the market price of the Company's common stock reaches $24.89,
                                       F-9

     $33.19 and $49.78 for the specified periods of time, the Company will be required to record aggregate non-cash compensation expense in the minimum amounts of $1.6 million, $2.1 million and $3.5 million, respectively. At October 30, 1999, the Company had outstanding warrants exercisable for 82,690 shares of common stock with an exercise price of $19.91 per share.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

General

     Management's discussion of the results of operations provides analysis of the Company's operations during the 13 and 39 weeks ended October 30, 1999 and October 31, 1998. Results of Operations The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of October 30, 1999 there were 187 stores in operation versus 168 at October 31, 1998. 13 Weeks Ended October 30, 1999 Compared to the 13 Weeks Ended October 31, 1998 Net sales were $104.6 million for the 13 weeks ended October 30, 1999 compared to $85.0 million for the 13 weeks ended October 31, 1998, an increase of approximately $19.6 million, or 23.0%. Comparable store sales increased 7.7%. The Company opened 15 new stores and closed 6 stores during the current period. Gross profit was $37.4 million for the 13 weeks ended October 30, 1999 compared to $28.8 million for the 13 weeks ended October 31, 1998, an increase of approximately $8.6 million, or 30.0%. As a percentage of sales, gross profit was 35.7% for the 13 weeks ended October 30, 1999 compared to 33.9% for the 13 weeks ended October 31, 1998. The increase in the gross profit margin is primarily attributable to a higher markup, lower inventory shrinkage and lower markdown volume. Selling and administrative expenses were $31.2 million for the 13 weeks ended October 30, 1999 compared to $24.8 million for the 13 weeks ended October 31, 1998, an increase of approximately $6.4 million, or 25.6%. Approximately $5.8 million of the increase was sales volume related. As a percentage of sales, selling and administrative expenses were 29.8% for the 13 weeks ended October 30, 1999 and 29.2% for the 13 weeks ended October 31, 1998. The increase was due to increased employee corporate and field supervisor expenses, information systems expenses and higher pre-opening expenses related to new store opening activity.

     The Company recorded a non-cash stock option compensation expense in the amount of $2.1 million during the 13 weeks ended October 30, 1999. See Note 6 of "Notes to Financial Statements." Interest expense was $0.6 million for the 13 weeks ended October 30, 1999 compared to $1.1 million for the 13 weeks ended
October 31, 1998, a decrease of approximately $0.4 million. Lower average borrowings under the Company's revolving credit facility and the exchange of the Old Notes for the New Notes which resulted in a lower debt discount amortization reduced interest expense in the current year. See "Liquidity and Capital Resources." Income taxes were $1.2 million for the 13 weeks ended October 30, 1999 and $0.1 million for the 13 weeks ended October 31, 1998. Income taxes increased as a result of higher taxable income versus the same period a year ago. The net income available to common stockholders was $1.7 million for the 13 weeks ended October 30, 1999 compared to $0.6 million for the 13 weeks ended October 31, 1998. The increase in net income for the 13 weeks ended October 30, 1999 is a result of the operating factors cited above. 39 weeks Ended October 30, 1999 Compared to the 39 weeks Ended October 31, 1998 Net sales were $281.6 million for the 39 weeks ended October 30, 1999 compared to $224.9 million for the 39 weeks ended October 31, 1998, an increase of $56.7 million, or 25.2%. Comparable store sales increased 13.5%. The Company opened 34 new stores and closed 15 stores during the current period. Gross profit was $100.0 million for the 39 weeks ended October 30, 1999 compared to $75.6 million for the 39 weeks ended October 31, 1998, an increase of $24.4 million, or 32.3%. As a percentage of sales, gross profit was 35.5% for the 39 weeks ended October 30, 1999 compared to 33.6% for the 39 weeks ended October 31, 1998. The increase in the gross profit margin is primarily attributable to a higher markup, lower inventory shrinkage and lower markdown volume. Selling and administrative expenses were $88.8 million for the 39 weeks ended October 30, 1999 compared to $70.3 million for the 39 weeks ended October 31, 1998, an increase of approximately $18.5 million, or 26.3%. Approximately $14.3 million of the increase was sales volume related. As a percentage of sales, selling and administrative expenses were 31.5% for the 39 weeks ended October 30, 1999 compared to 31.3% for the 39 weeks ended October 31, 1998. The increase was due to increased employee corporate and field supervisor expenses, information systems expenses and higher pre-opening expenses related to new store opening activity. The Company recorded a non-cash stock option compensation expense in the amount of $2.1 million during the 39 weeks ended October 30, 1999. See Note 6 of "Notes to Financial Statements."

     The special charge of $1.5 million in fiscal 1998 represents various expenses incurred in connection with the hiring of the Company's President and CEO last year. Interest expense was $1.8 million for the 39 weeks ended October 30, 1999 and compared to $3.4 million for the 39 weeks ended October 31, 1998, a decrease of $1.6 million. Lower average borrowings this year under the Company's revolving credit facility and the exchange of the Old Notes for the New Notes which resulted in a lower debt discount amortization reduced interest expense in the current year. See "Liquidity and Capital Resources." Income taxes increased to $2.3 million for the 39 weeks ended October 30, 1999 compared to $0.2 million for the 39 weeks ended October 31, 1998. Income taxes increased as a result of increased taxable income. An extraordinary charge of $2.8 million was incurred for the 39 weeks ended October 31, 1998 as a result of notes payable associated with the General Textiles bankruptcy being extinguished early and new notes with terms more favorable to the Company being issued. The net income available to common stockholders was $3.3 million for the 39 weeks ended October 30, 1999 compared to a net loss available to common stockholders of $9.2 million for the 39 weeks ended October 31, 1998. The increase in net income for the 39 weeks ended October 30, 1999 is a result of the operating factors cited above. Liquidity and Capital Resources General As of October 30, 1999, the Company had outstanding indebtedness in the principal amount of $25.2 million. The Company finances its operations through trade credit, amounts borrowed under its $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts which may be borrowed under the working capital facility are based on a percentage of eligible inventories, as defined, outstanding from time to time, as more fully described elsewhere in this Form 10-Q. See Notes 2 and 3 of Notes to Financial Statements. Management believes that the Company's sources of cash, including the Facility (which expires in March 2000, but is subject to one year automatic renewal periods unless terminated by either party), will be adequate to finance its operations and meet obligations under its existing indebtedness as they become due for at least the next twelve months. See Note 3 of Notes to Financial Statements.

     Capital Expenditures The Company anticipates spending approximately $3.0 million on capital expenditures during the remainder of the current fiscal year ending January 29, 2000 which includes costs to open approximately 4 new stores, complete its new distribution center, upgrade store level fixtures and to upgrade information systems. Management believes that future expenditures will be financed from internal cash flow and the Facility. Inflation In general, the Company believes that inflation has had no recent material impact on operations and none is anticipated in the next fiscal year. Minimum Wage Increases The Company employs, both in its stores and in its corporate headquarters, a substantial number of employees who earn hourly wages near or at the minimum wage. Actions by both the federal and certain state governments have increased the hourly wages payable by the Company to such employees. To mitigate the impact of such wage increases, the Company has instituted policies to manage its ratio of wages to sales. Management believes that these measures will be adequate to control the impact of hourly wage increases on the overall profitability of its operations for the foreseeable future. Seasonality and Quarterly Fluctuations The Company historically has realized, and expects to continue to realize, its highest level of sales and income during the third and fourth quarters of its fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and Christmas (November and December) seasons. The seasonally lower sales in the Company's first two quarters (February through July), can result in the Company's incurring losses during those quarters even in years in which it will have full year profits. Year 2000 Issue Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or fail. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements.

     The Company is utilizing both internal and external resources as applicable, to identify, correct or reprogram its internal systems for Year 2000 compliance. The effect on the Company's future results of operations is being determined as part of the detailed conversion process. In February 1999, the Company implemented a new integrated software package to support future growth and to address the issues associated with the Year 2000. This system implementation substantially completed the Company's internal program to address the Company's Year 2000 issues. The new software installation cost $2.8 million. The Company has sought to insure that the software and operating systems included in its new integrated software package are Year 2000 compliant. The Company has requested information and assurances from its major vendors, service providers and customers about their state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, and in contemplation of the possibility of such problems, the Company has developed contingency plans such as the use of alternate vendors or manual systems. Although, based on a review of its data processing, operational and other computer-based systems, the Company does not currently believe that it will experience any significant adverse effects or material unbudgeted costs resulting therefrom, there can be no assurance in that regard. The failure to correct a material Year 2000 problem could result in an interruption in or a failure of certain normal activities or operations. Such interruptions or failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Because there is general uncertainty about the Year 2000 problem, including uncertainty about the Year 2000 readiness of suppliers and customers, it is not possible to predict whether Year 2000 problems will occur or what consequences such problems will have on results of operations, liquidity or financial condition. However, the Company's plans to address Year 2000 issues are intended to minimize, to the extent feasible, the possibility of interruptions of normal operations. There can, however, be no assurance that the Company will be successful in doing so. Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995 Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this Form 10-Q that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Risks and uncertainties which could effect the Company include, but are not limited to, general and local economic and weather conditions that affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors, expansion plans, risks and uncertainties associated with the failure of the Company or its suppliers or customers to be Year 2000 compliant, and other factors affecting the Company's business beyond the Company's control as well as other factors described in the Company's other filings with the Securities and Exchange Commission. Consequently, all of the forward-
     looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will save the expected effects on the Company or its business or operations. Actual results could differ materially from those contemplated or expressed in any forward-looking statements. PART II - OTHER INFORMATION Item 1. Legal Proceedings The Company is at all times subject to pending and threatened legal actions, which arise out of the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company. Item 2. Changes in Securities and Use of Proceeds None. Item 3. Defaults Upon Senior Securities None. Item 4. Submission of Matters to a Vote of Security Holders None. Item 5. Other Information None. Item 6. Exhibits and Reports on Form 8-K (a) Exhibits 11.1 Computation of per share loss (1 page) 27 Financial Data Schedule (1 page) (b) Reports on Form 8-K None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FACTORY 2-U STORES, INC.

Date: December 13, 1999




By:/s/   Douglas C. Felderman
         ---------------------------------
         Name:  Douglas C. Felderman
         Title: Executive Vice President and Chief Financial Officer
                (duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number Description Page

11.1      Computation of per share income (loss)                              11
27        Financial Data Schedule (for EDGAR filing only)                     12


EXHIBIT 11.1

                     COMPUTATION OF PER SHARE INCOME (LOSS)



                                                         13 weeks ended                             39 weeks ended
                                                         --------------                             --------------

                                                  October 30,        October 31,               October 30,         October 31,
                                                      1999               1998                     1999                1998
                                                  ------------        ----------               -----------         ------------

The computation of net income (loss) available and adjusted shares outstanding follows:

Income (loss) from continuing operations          $    1,706          $    2,251               $    3,252          $   (1,615)

Extraordinary item                                         -                   -                        -              (2,750)

Net income (loss)                                      1,706               2,251                    3,252              (4,365)

Less:

 Series A preferred stock dividends                        -               (865)                        -              (2,593)

 Series B preferred stock dividends                        -               (779)                        -              (2,210)
                                                  ----------          ----------               ----------          -----------
Net income (loss) available to
  common shareholders                             $    1,706          $      607               $    3,252          $   (9,168)

Weighted average number of
  common shares outstanding                       12,229,633           1,507,892               12,156,840            1,500,524

Add assumed exercise of:

     Warrants that are common stock equivalents       23,954                   -                   20,066                    -

     Options that are common stock equivalents       768,544              12,305                  627,316                    -

     Convertible preferred stock:

          Series A Preferred                               -           2,807,999                        -                    -

          Series B Preferred                               -           5,633,754                        -                    -

Adjusted shares outstanding,
  used for diluted computation                    13,022,131           9,961,951               12,804,221            1,500,524

Earnings (loss) per share:

  Basic:

    Income (loss) before extraordinary item       $     0.14          $     0.40               $     0.27          $    (4.28)

    Extraordinary item per share                           -                   -                        -               (1.83)

    Net income (loss)                             $     0.14          $     0.40               $     0.27          $    (6.11)

  Diluted:

    Income (loss) before extraordinary item       $     0.13          $     0.23               $     0.25          $    (4.28)

    Extraordinary item per share                           -                   -                        -               (1.83)

    Net income (loss)                             $     0.13          $     0.23               $     0.25          $    (6.11)
------------------------------------------------------------- --------------- ---------------- -- ---------------- ---------------



* The weighted average number of common shares outstanding for prior periods have been restated for the reverse stock split (factor is .30133) that took place effective November 23, 1998.