Form 10-K
period 2000-01-29
FACTORY 2 U STORES INC
filed 2000-04-24
CIK 813775

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
      (Mark One)
        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For fiscal period ended January 29, 2000 OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the transition period to__________

                         Commission File number 0-16309


                            FACTORY 2-U STORES, INC.
             (Exact Name of Registrant as Specified in its Charter)

     Delaware                                        51-0299573
     --------                                        ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


     4000 Ruffin Road
     San Diego, California                             92123
     ---------------------                             -----
     (Address of Principal Offices)                 (Zip Code)

     Registrant's Telephone Number, Including Area Code: (858) 627-1800
                                                         --------------

          Securities registered pursuant to Section 12(b) of the Act:


Title of each class                   Name of each exchange on which registered
-------------------                   ------------------------------------------
Common Stock, $0.01 par value                         None



          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or fore such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES X    NO ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                  YES X    NO ___


At April 12, 2000 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $235,345,514.

At April 12, 2000 the Registrant had outstanding 12,429,742 shares of Common Stock, $0.01 par value per share.

                                 FORM 10-K INDEX


                                     PART I
Item 1.    Business                                                            3
Item 2.    Properties                                                          7
Item 3.    Legal Proceedings                                                   8
Item 4.    Submission of Matters to a Vote of Security Holders                 8




                                     PART II

Item 5.    Market for Registrant's Common Equity and
              Related Stockholder Matters                                      8
Item 6.    Selected Financial Data                                            10
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           17
Item 8.    Financial Statements and Supplementary Data                        18
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        18



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  18
Item 11.  Executive Compensation                                              19
Item 12.  Security Ownership of Certain Beneficial Owners and Management      19
Item 13.  Certain Relationships and Related Transactions                      19



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.    19

PART I

Item 1.  Business

THE COMPANY

We operate a chain of off-price retail apparel and housewares stores in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington. We sell branded casual apparel for the family, as well as selected domestics and household merchandise at prices which generally are significantly lower than other discount stores. At January 29, 2000, we operated substantially all of our 187 stores under the name Factory 2-U.

Prior to July 31, 1998, we operated through our wholly-owned subsidiaries, General Textiles and Factory 2-U, Inc. We acquired General Textiles (which was our principal operating subsidiary) in 1993. At that time, General Textiles was operating only the Family Bargain Center chain. In November 1995, we acquired Factory 2-U, Inc. and began to coordinate the purchasing, warehousing and delivery operations for the Family Bargain Center and Factory 2-U chains.

In July 1998, we merged General Textiles and Factory 2-U, Inc. into a new corporation, General Textiles, Inc. In November 1998, we merged General Textiles, Inc. into ourselves, converted our previous three classes of stock into a single class of Common Stock and changed our name from Family Bargain Corporation to Factory 2-U Stores, Inc.

Our 187 stores average 14,300 total square feet and are located mostly in strip centers. Our products include a broad range of family apparel, domestic goods and housewares. Our typical customers are families with average household income of approximately $35,000, who generally are profiled as discount store shoppers. Our merchandising strategy is to offer first quality recognizable national and discount store brands at a substantial discount, generally 20% to 50% below that offered by the national discount chains. Our stores are well-lit and present the merchandise primarily on hanging fixtures. We also use strategically placed in-store signage to emphasize the savings and create increased customer awareness.


OPERATIONS

Operating Strategy

We seek to be the leading off-price apparel, domestic goods and housewares retailer to families with more than average number of children and whose household incomes approximate $35,000 in the markets we serve. The major elements of our operating strategy include:

Provide Value to Customers on National and Discount Brand Merchandise: We emphasize providing value to our customers by selling merchandise found in national discount chains at savings of 20% to 50% below prices offered by the national discount chains. We buy excess inventory of recognized brands at bargain prices and pass along the savings to our customers.

Target Under-Served Market Segments: Our stores target customers who are under-served in their markets. Typical customers are young, large families with a household income of approximately $35,000.

Maximize Inventory Turns: We emphasize rapid inventory turn in our merchandise and marketing strategies because we believe it leads to increased profits and efficient use of capital. Merchandise presentation, an everyday low price strategy, frequent store deliveries and advertising programs all target rapid inventory turn.

Expansion Plans

Opening of New Stores: We plan to open 60 to 65 stores in the fiscal year ending February 3, 2001 (fiscal 2000). The new stores are planned for states in which we currently operate. During the fiscal year ended January 29, 2000 (fiscal
1999), we opened 38 new stores and closed 19 stores. During the period from January 29, 2000 through April 12, 2000, we opened 18 new stores and closed 7 stores. The number of stores that we opened and closed each quarter during fiscal 1999, 1998 and 1997 were as follows:



                                                            Quarter
                              -------------------------------------------------------------------
                                   First           Second             Third           Fourth
Fiscal Year       Beginning    Open    Close    Open     Close    Open     Close    Open    Close    Ending
-----------       ---------    -------- ------- -------- -------- -------- -------- ------- -------- ------
1997                 150        10      (2)      11       (4)       9       (6)      1       (3)      166
1998                 166         -      (4)       3       (3)       6        -       -        -      168
1999                 168         9      (8)      10       (1)      15       (6)      4       (4)     187



Our average store opening costs for equipment, fixtures, leasehold improvements and preopening expenses currently approximate $285,000. Our average initial inventory for a new store currently approximates $160,000, net of trade credit. Generally, during the two to three month grand opening period, our new stores achieve sales in excess of sales of an average comparable mature store due to a higher level of advertising and, within six months, generate sales consistent with comparable mature store levels.

Renovation Program: We plan to continue the renovation of older stores. Our store renovations generally include installing new fixtures, redesigning layouts and refurbishing floors and walls. Our average cost to renovate a store currently approximates $50,000. During fiscal 1999, we renovated 74 stores. In many cases, our store renovations included a name change from Family Bargain Center to Factory 2-U. In fiscal 1999, we converted 80 stores to our Factory 2-U name. During fiscal 2000, we plan to renovate 12 to 14 stores and complete the conversion to the Factory 2-U name.

Warehouses: In September 1999, we opened a new 150,000 square-foot warehouse and distribution center in San Diego, California. We now have two distribution centers in the San Diego area. The new facility was opened to accommodate centralized ticketing of our merchandise, which had previously been done at our stores, and to meet the increased demand resulting from the opening of our new stores and growth at our existing stores. Generally, manufacturers ship goods directly to our distribution centers or, in the case of certain east coast vendors, to freight consolidators who then ship to our distribution centers. We generally ship merchandise from our distribution centers to our stores within two to three days of receipt utilizing the services of independent trucking companies. We do not typically store merchandise at our distribution centers from season to season. We plan to open a new distribution center by the fourth quarter of fiscal 2000. This new distribution center will service the existing Texas and New Mexico stores and our new stores that will be opened in those states.


Buying and Distribution

We purchase merchandise from domestic manufacturers, jobbers, importers and other vendors. Our payment terms are typically net 30 days. We continually add new vendors and do not maintain long-term or exclusive purchase commitments or agreements with any vendor. We believe that there are a substantial number of additional sources of supply of first quality, national and discount brand merchandise that will meet our increased inventory needs as we grow.

In-Season Goods: Unlike traditional department stores and discount retailers, which primarily purchase merchandise in advance of the selling season (for
example,   back-to-school   clothing  is  purchased   by  March),
we purchase approximately 80% of our merchandise in-season (i.e., during the selling season). In-season purchases generally represent closeouts of vendors' excess inventories remaining after the traditional wholesale selling season and are often created by other retailers' order cancellations. Sometimes vendors manufacture to meet anticipated demand rather than known demand, anticipating that we are a potential buyer of the excess inventory, typically at prices below wholesale. We believe that in-season buying practices are well suited to our customers, who tend to make purchases on an as-needed basis later into a season. Our in-season buying practice is facilitated by our ability to process and ship merchandise through our distribution centers to our stores, usually within two or three days of receipt from the vendor, and to process a large number of relatively small purchase orders. We believe that we are a desirable customer for vendors seeking to liquidate inventory because we can take immediate delivery of large quantities of in-season goods. Furthermore, because we rarely request markdown concessions, advertising allowances or special shipping and packing procedures, insisting instead on the lowest possible price, we are able to pass these low prices on to our customers.


Merchandising and Marketing

Our merchandise selection, pricing strategies and store formats are designed to reinforce the concept of value and maximize customer enjoyment of the shopping experience. Our stores offer customers a diverse selection of first quality, in-season merchandise at prices which generally are lower than those of competing discount and off-price stores in their local markets. Nearly all of our stores carry brand name labels, including nationally recognized brands.

We deliver new merchandise to our stores at least weekly to encourage frequent shopping trips by our customers and to maximize the rate of inventory turn. As a result of our purchasing practices, store inventory may not always include a full range of colors, sizes and styles in a particular item. We believe, however, that price, quality and product mix are more important to our customers than the availability of a specific item at a given time.

We emphasize inventory turn in our merchandising and marketing strategy. Our merchandise presentation, pricing below discounters, frequent store deliveries, staggered vendor shipments, promotional advertising, store-tailored distribution and prompt price reductions on slow moving items are all designed to promote rapid inventory turn. We believe that the pace of our inventory turn leads to increased profits, reduced inventory markdowns, efficient use of capital and customer urgency to make purchase decisions.

At our administrative headquarters we receive daily store sales and inventory information from point-of-sale computers located at each of our stores. This data is reported by stock keeping unit (the "SKU"), permitting us to tailor purchasing and distribution decisions. Our chain-wide computer network also facilitates communications between our administrative headquarters and our stores, enabling corporate management to provide store management with immediate pricing and distribution information.

Our stores are characterized by easily accessible merchandise displayed on hanging fixtures and open shelves in well-lighted areas. Our prices are clearly marked, usually in whole dollars, with the comparative retail-selling price often noted on price tags. Our major advertising vehicle is the use of a full-color print tab showing actual photos of our merchandise. Our print media is principally delivered to consumers through marriage-mail drops and to a lesser extent, newspaper inserts. Some of our other advertising programs include radio and outdoor billboard promotional activities.

Our stores emphasize customer satisfaction to develop customer loyalty and generate repeat sales. If a customer is not completely satisfied with any purchase, we will make a full refund or exchange. Most of our sales are for cash, although we accept checks, debit and credit cards. We do not issue credit cards, but do offer a layaway program. Our layaway program is important to our customers, many of whom do not possess credit cards, because it permits them to pay for purchases over time.

Approximately 60% of our sales occur in our third and fourth quarters, during the back-to-school (August and September) and Holiday (November and December) seasons. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Seasonality and Quarterly Fluctuations."

Our Stores

As of April 12, 2000, we operated 198 stores located in seven western states. Our stores are primarily located in rural and lower income suburban communities and, to a lesser extent, in metropolitan areas. Most of our stores are located in strip shopping centers, where occupancy costs are more favorable. As of January 29, 2000, our stores were located as follows:

                                Strip
      State                    Center   Metropolitan        Other       Total
      -----                    ------   ------------        -----       -----
      California                   81              11          12         104
      Arizona                      26               4           0          30
      Washington                   13               2           1          16
      New Mexico                    9               0           1          10
      Nevada                        7               0           0           7
      Oregon                        7               0           3          10
      Texas                         8               1           1          10
                                  ---             ---         ---         ---
                                  151              18          18         187
                                  ===             ===         ===         ===

Our stores typically range in size from 6,000 square feet to 34,800 square feet, averaging 14,300 square feet.

We generally lease previously occupied store sites on terms that we believe are more favorable than those available for newly constructed facilities. After we sign a store lease, one of our store opening teams prepares the store for opening by installing fixtures, signs, racks, dressing rooms, checkout counters, cash register systems and other items. Our district manager and store manager arrange the merchandise according to the standard store layout and train new personnel before and after the store is opened. We select store sites based on demographic analysis of the market area, sales potential, local competition, occupancy expense, operational fit and proximity to existing store locations. Once we take possession of a store site, it takes approximately eight weeks to open a new store.

Our stores typically employ one store manager, two assistant store managers and seven to ten sales associates, most of whom are part-time employees. We train new store managers in all aspects of store operations through our management-training program. Our other store personnel are trained on site. We often promote experienced assistant store managers to fill open manager positions.

Our store management team participates in a bonus plan in which they are awarded bonuses upon achieving plan objectives. We believe that the bonus program is an important incentive for our key employees, helps reduce employee turnover and results in lower costs.

We continually review store performance and from time to time close stores that do not meet performance criteria. The costs associated with closing stores, which consist primarily of the recognition of remaining lease obligations, provisions to write down assets to net realizable value and inventory liquidation costs are charged to operations during the fiscal year in which the commitment is made to close a store.

We maintain customary commercial liability, fire, theft, business interruption and other insurance policies.

Competition

We operate in a highly competitive marketplace. We compete with large discount retail chains, such as Wal-Mart, K-Mart, Target and Mervyn's, and with regional off-price chains, such as MacFrugal's, some of which have substantially greater resources than ours. We also compete with independent and small chain retailers and flea markets (also known as "swap meets") which serve the same low and low-middle income market. We believe that we are well positioned to compete on the basis of the principal competitive factors in our markets, which are price, quality and site location.

Employees

As of April 12,  2000,  we had  4,212  employees  (2,253 of whom were  part-time
employees).   Of  that  total,  3,820  were  store  employees  and  store  field management, 252 were executives and administrative employees and 140 were warehouse employees. None of our employees is subject to collective bargaining agreements and we consider relations with our employees to be good.

Trademarks

Except for the trade names "Family Bargain Center" and "Factory 2-U", which are federally registered trademarks, we do not have any material trademarks.

Government Regulation

Our operations are subject to various federal, state and local laws, regulations and administrative practices affecting our business, including those relating to equal employment and minimum wages. We believe we are in substantial compliance with all federal, state and local laws and regulations governing operations and we have obtained all material licenses and permits required for the operation of our business. We believe that the compliance burdens and risks relating to these laws and regulations do not have a material adverse effect on our business.


Item 2.  Properties

As of April 12, 2000, we operated 198 retail stores located in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington, under various operating leases with third parties. Our store locations include malls, shopping centers, strip centers, downtown business districts, and stand-alone sites. Our store leases are separately negotiated. The typical lease for our stores is for five years with renewal options in five year increments. Approximately 98% of our leases are "triple net leases" under which we are required to reimburse landlords for insurance, real estate taxes and common area maintenance costs; however for many of those leases, we have negotiated reimbursement limitations on common area costs. Some of our leases require us to pay a minimum monthly rent and a percentage of sales in excess of a specified gross sales level. Our annual rent expense for the 187 stores open at January 29, 2000 was approximately $22.0 million.

Our headquarters are located in a 269,000 square-foot multi-use facility at 4000 Ruffin Road, San Diego, California. This facility consists of 37,000 square feet of office space, an 8,000 square-foot retail store and a 224,000 square-foot warehouse and distribution center. We currently sublease 60,000 square feet of this facility to a third party. Our lease on this facility expires in September 2005. The lease provides for annual base rent at an average of approximately $1.4 million over the lease term.

In September 1999, we leased a second warehouse facility at 7130 Miramar Road, San Diego, California. This property consists of a 150,000 square-foot warehouse and distribution center. Our lease expires in April 2002. The lease provides for annual base rent at an average of approximately $783,000 over the lease term.

Item 3.  Legal Proceedings

We are at all times subject to pending and threatened legal actions that arise in the normal course of business. In our opinion, based in part on the advice of legal counsel, the ultimate disposition of current legal matters will not have a material adverse effect on our financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 29, 2000.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

As part of our recapitalization in November 1998, our previous three classes of capital stock outstanding were converted into a single class of Common Stock. We converted each share of common stock outstanding prior to the recapitalization into .30133 shares of post-recapitalization Common Stock, each share of Series A 9-1/2% Cumulative Convertible Preferred Stock outstanding into one share of post-recapitalization Common Stock and each share of Series B Junior Convertible, Exchangeable Preferred Stock outstanding into 173.33 shares of Post-Recapitalization Common Stock. Immediately following the recapitalization, we had 11,306,000 shares of Common Stock outstanding.

Prior to our recapitalization, our Common Stock and Series A Preferred Stock were quoted on the NASDAQ SmallCap Market. Our Common Stock is now traded on the NASDAQ National Market under the symbol "FTUS." The following table sets forth the high and low closing prices of our Common Stock, as reported on the NASDAQ National Market since November 23, 1998, and the high and low bid prices of our Common Stock prior thereto, all as adjusted to reflect the recapitalization.


                                                           COMMON STOCK
                                                        High          Low
      Fiscal 1998
      First Quarter                                       $10.58        $4.25
      Second Quarter                                      $11.10        $7.47
      Third Quarter                                        $9.54        $5.39
      Fourth Quarter (to November 23, 1998)                $7.16        $5.60
      Fourth Quarter (after November 23, 1998)            $12.63        $6.81

      Fiscal 1999
      First Quarter                                       $18.75       $11.00
      Second Quarter                                      $27.25       $16.25
      Third Quarter                                       $34.13       $20.63
      Fourth Quarter                                      $30.00       $17.88

      Fiscal Year Ending February 3, 2001
      First Quarter (through April 12, 2000)              $30.75       $21.75

As of January 29, 2000, we had approximately 350 stockholders of record and approximately 2,300 beneficial stockholders.

Until our recapitalization, we paid quarterly dividends of $0.2375 per share on our Series A Preferred Stock (aggregating $2,593,000 for fiscal 1998). We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any cash dividends on our Common Stock in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, cash requirements and contractual, legal and regulatory restrictions relating to the payments of dividends and any other factors that our Board of Directors deems relevant. We are contractually prohibited from paying cash dividends on our Common Stock under the terms of our existing revolving credit facility without the consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Revolving Credit Facility."

We recorded non-cash dividends on our Series B Preferred Stock using the effective interest method to recognize the dividend ratably over the estimated period in which the Series B Preferred Stock was to be outstanding. For fiscal 1998, the accreted dividends totaled approximately $2.2 million. See Note 9 of Notes to Financial Statements.

Item 6.  Selected Financial Data

The selected financial data set forth below, except for Operating Data, is derived from our audited financial information and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Financial Statements, including the Notes, and Supplementary Data included in this Annual Report on Form 10-K.

                                                                     Fiscal Year Ended
                                                  ----------------------------------------------------------------
                                                  January 29,   January 30,    January 31,     February 1,    January 27
                                                     2000          1999          1998            1997(1)         1996
                                                  ------------  -----------    -----------     ---------      ---------
                                                      (in thousands, except per share and operating data)
      Statement of Operations Data
      Net sales                                   $ 421,391     $ 338,223      $300,592        $ 252,165      $ 179,820

      Operating income (loss)                        22,753        10,464        5,097           (27,939)         5,153
      Income (loss) from continuing                  20,481         5,019        (129)           (36,564)         1,478
      operations
      Net income (loss)                              12,442         2,269        (129)           (37,390)           978
      Dividends on Series A Preferred Stock               -         2,593        3,456             3,509          3,040
      Dividends on Series B Preferred Stock               -         2,210        2,661                 -              -
      Inducement to convert preferred stock
      to common stock                                                 -         2,804                  -              -            -
      Net income (loss) applicable to common         12,442       (5,338)      (6,246)           (40,899)        (2,062)
         stock
      Weighted average shares outstanding
          Basic                                      12,214         3,381        1,477             1,358          1,207
          Diluted                                    12,864         3,381        1,477             1,358          1,207
      Income (loss) before extraordinary item
        and discontinued operations applicable
        to common stock
           Basic                                       1.02        (0.77)       (4.23)            (29.50)         (1.29)
           Diluted                                     0.97        (0.77)       (4.23)            (29.50)         (1.29)
      Net income (loss) per common share(2)
           Basic                                       1.02        (1.58)       (4.23)            (30.12)         (1.71)
           Diluted                                     0.97        (1.58)       (4.23)            (30.12)         (1.71)


      Operating Data
      Number of stores                                  187           168          166               150            131
      Total selling square footage                2,169,000     1,804,000    1,788,000         1,567,000      1,367,000
      Sales per average selling square foot          $  209        $  192       $  180            $  172         $  161
      Comparable store sales growth                   10.3%         10.9%         3.4%              5.3%           2.8%

      Balance Sheet Data
      Working capital (deficit)                     $ 1,241      $(9,179)    $ (2,749)            $  248        $ 4,314
      Total assets                                  108,466        90,167       84,817            80,669         87,152
      Long-term debt and revolving credit
        notes, including current portion             11,067        13,773       29,076            37,894         30,120
      Stockholders' equity                           46,430        27,765       17,218            11,208         27,717


----------------------------------------------------------------------------------------------------------------------------------

(1) 53-week fiscal year.
(2) In December 1997, we adopted SFAS No. 128, "Earnings Per Share." The statement specifies the computation, presentation, and disclosure requirements for basic earnings per share and diluted earnings per share. The statement requires retroactive adoption for all prior periods presented. Additionally, all prior periods presented have been restated giving effect to the reverse stock split that was effected during the fourth quarter of fiscal 1998.

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and "Financial Statements and Supplementary Data."


General

During the past three fiscal years, a number of events occurred which have had a significant impact on our financial condition and that of our subsidiaries.

In January 1997, an investment group advised by Three Cities Research, Inc. ("TCR"), purchased a controlling equity interest in us by acquiring all of the Common and Series A Preferred Stock held by our former chairman, vice chairman and chief executive officer and purchasing from us shares of newly authorized Series B Preferred Stock. Subsequent to the close of fiscal 1996, we sold additional shares of the Series B Preferred Stock to these investors, our directors and management.

In connection with the change in control, three former directors resigned from the Board of Directors and three managing directors of TCR were appointed to serve on the Board. In March 1998, we appointed Michael M. Searles as new President and Chief Executive Officer of our operating subsidiaries. Mr. Searles was elected a member of the Board of Directors in March 1998 and Chairman of the Board in November 1998.

In July 1998, our two operating subsidiaries, General Textiles and Factory 2-U, Inc., were merged to form General Textiles, Inc. In November 1998, we merged General Textiles, Inc. into ourselves, converted our previous three classes of stock into a single class of Common Stock and changed our name from Family Bargain Corporation to Factory 2-U Stores, Inc. At that time, we had 11,306,000 shares of Common Stock outstanding. We undertook a rights offering and issued to our stockholders transferable rights to purchase an additional 800,000 shares of Common Stock for $13.00 per share. The TCR investors purchased approximately 798,000 shares.

During fiscal 1999 and 1998, our operational focus was on improving the operating performance of existing stores and opening new stores. In fiscal 1999, we opened 38 new stores, closed 19 stores and renovated 74 stores.

Results of Operations

We define our fiscal year by the calendar year in which most of the activity occurs (the year ended January 29, 2000 is referred to as fiscal 1999). The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:


    Fiscal year                                                         1999           1998           1997
    -------------------------------------------------------------------------------------------------------

    Net sales                                                          100.0          100.0          100.0
    Cost of sales                                                       64.3           65.7           67.7
                                                                      -------------------------------------
         Gross profit                                                   35.7
                                                                                       34.3           32.3

    Selling and administrative expenses                                 28.4
                                                                                       28.7           28.4
    Pre-opening expenses                                                 0.8            0.8            0.9
    Amortization of intangibles                                          0.6            0.7            0.7
    Stock based compensation expense                                     0.5              -              -
    Special charges                                                        -            0.7            0.6
    Merger costs                                                           -            0.3              -
                                                                      -------------------------------------
         Operating income                                                5.4                           1.7
                                                                                        3.1
    Interest expense                                                     0.5
                                                                                        1.2            1.7
                                                                      ------------------------------------
    Income (loss) before income taxes and extraordinary
         item                                                            4.9            1.9              -
    Income taxes                                                         1.9            0.4              -
    Extraordinary item, net of income tax benefit                          -            0.8              -
                                                                      -------------------------------------
         Net income (loss)                                               3.0            0.7              -
    Inducement to convert preferred stock to common                        -            0.9              -
    stock                                                                  -            1.4            2.1
    Preferred stock dividends
         Net income (loss) applicable to common stock                    3.0           (1.6)          (2.1)

    ---------------------------------------------------------------------------


Fiscal 1999 Compared to Fiscal 1998

As of January 29, 2000, we operated 187 stores compared to 168 as of January 30, 1999. In fiscal 1999, we opened 38 new stores and closed 19 stores.

Net sales were $421.4 million for fiscal 1999 compared to $338.2 million for fiscal 1998, an increase of $83.2 million or 24.6%. Comparable store sales increased 10.3% in fiscal 1999 over the prior year. The increase in net sales was related to new store growth and an increase in comparable store sales which was due to an increased number of transactions and average purchase.

Gross profit was $150.4 million for fiscal 1999 compared to $115.9 million for fiscal 1998, an increase of $34.5 million or 29.8%. As a percentage of net sales, gross profit was 35.7% in fiscal 1999 compared to 34.3% in fiscal 1998. The increase in gross profit as a percentage of net sales was primarily attributable to a higher initial markup on purchases and lower inventory shrinkage.

Selling and administrative expenses were $119.8 million for fiscal 1999 compared to $97.1 million for fiscal 1998, an increase of $22.6 million or 23.3%. As a percentage of net sales, selling and administrative expenses were 28.4% for fiscal 1999 compared to 28.7% for fiscal 1998. Approximately $18.5 million of the increase was sales volume related. The increase in selling and administrative expenses was also attributable to increased corporate employee and field supervisor expenses and information systems expenses. Selling and administrative expenses as a percentage of net sales decreased due to sales volume growth.

We recorded non-cash stock based compensation expense during fiscal 1999 in the amount of $2.3 million when certain stock options with a market price hurdle became exercisable and approximately $170,000 related to the grant of stock and stock options.

We recorded a special charge of $2.4 million in fiscal 1998 in connection with hiring the current President and CEO.

Merger costs of $1.0 million recorded in fiscal 1998 represented the expenses associated with the recapitalization, including the merger of Factory 2-U, Inc. and General Textiles into General Textiles, Inc. and the merger of General Textiles, Inc. into ourselves.

Interest expense was $2.3 million in fiscal 1999 compared to $4.2 million in fiscal 1998, a decrease of $1.9 million. The decrease was attributable to lower average borrowings under our revolving credit facility and the exchange of the subordinated and junior subordinated notes for new notes which resulted in a lower debt discount amortization. See "Liquidity and Capital Resources - Subordinated Notes."

Federal and state income taxes were $8.0 million in fiscal 1999 compared to $1.3 million in fiscal 1998, an increase of $6.8 million. Income taxes increased as a result of higher taxable income versus the same period a year ago.

We incurred an extraordinary charge of $2.8 million in fiscal 1998 because notes payable associated with the General Textiles bankruptcy were extinguished early and new subordinated notes were issued with more favorable terms. See "Liquidity and Capital Resources - Subordinated Notes."

Net income was $12.4 million in fiscal 1999 compared to net income before preferred stock dividends of $2.3 million in fiscal 1998. No dividends were paid or accreted in fiscal 1999 as a result of the recapitalization discussed above. See Management's Discussion and Analysis of Financial Condition and Results of Operations - General. Net income applicable to common stock was $12.4 million in fiscal 1999 compared to a net loss applicable to common stock of $5.3 million in fiscal 1998. Total preferred stock dividends in fiscal 1998 were $4.8 million, which included non-cash dividends on the Series B Preferred Stock of $2.2 million. The increase in net income was a result of the operating and other factors cited above.

Fiscal 1998 Compared to Fiscal 1997

As of January 30, 1999, we operated 168 stores compared to 166 as of January 31, 1998. We opened 9 new stores and closed 7 in fiscal 1998.

Net sales were $338.2 million for fiscal 1998 compared to $300.6 million for fiscal 1997, an increase of $37.6 million or 12.5%. Comparable store sales increased 10.9% in fiscal 1998 over the same period of the prior year. The increase in net sales was related to new store growth and an increase in comparable store sales which was due to an increased number of transactions and average purchase.

Gross profit was $115.9 million for fiscal 1998 compared to $97.1 million for fiscal 1997, an increase of $18.8 million. As a percentage of net sales, gross profit was 34.3% in fiscal 1998 compared to 32.3% in fiscal 1997. The increase in gross profit as a percentage of net sales was primarily attributable to higher initial markups and lower inventory shrinkage, partially offset by higher markdowns in fiscal 1998 compared to fiscal 1997.

Selling and administrative expenses were $97.1 million for fiscal 1998 compared to $85.3 million for fiscal 1997, an increase of $11.9 million. As a percentage of net sales, selling and administrative expenses were 28.7% for fiscal 1998 compared to 28.4% for fiscal 1997. The increase in selling and administrative expenses as a percentage of net sales was primarily a result of higher store wage rates, due in part to an increase in the minimum wage, and increased administrative support expenses.

Amortization of intangibles was $2.4 million for fiscal 1998 compared to $2.2 million for fiscal 1997, an increase of $120,000. The increase was attributable to a non-compete agreement with our former president and CEO in fiscal 1998. The non-compete agreement is being amortized over 41 months. In January 1997, our principal executive officers, who were our largest stockholders, sold their stock interest, resigned from their positions as officers and directors and, among other things, entered into an agreement not to compete with us until June 2000 in return for $1.8 million in secured promissory notes, which were paid in January 1998. In August 1997, the former President and CEO entered into an agreement not to compete with us until January 2001 in return for payments totaling $970,000.

We recorded a special charge of $2.4 million in fiscal 1998 in connection with hiring the current President and CEO. In fiscal 1997, a charge of $1.8 million was incurred when the former president and CEO resigned. At the end of fiscal 1998, future payments totaling $1.2 million related to these special charges were included in accrued liabilities.

Merger costs of $1.0 million in fiscal 1998 represented the expenses associated with the recapitalization, including the merger of Factory 2-U, Inc. and General Textiles into General Textiles, Inc. and the merger of General Textiles, Inc. into ourselves.

Interest expense was $4.2 million in fiscal 1998 compared to $5.2 million in fiscal 1997, a decrease of $1.0 million. The decrease was attributable to decreases in the amortization of debt discount related to the exchange of the subordinated and junior subordinated notes for new notes. See "Liquidity and Capital Resources - Subordinated Notes."

Federal and state income taxes were $1.3 million in fiscal 1998, an increase of $1.3 million over prior year. Income taxes increased as a result of higher taxable income versus the same period a year ago.

We incurred an extraordinary charge of $2.8 million in fiscal 1998 because notes payable associated with the General Textiles bankruptcy were extinguished early and new notes were issued with more favorable terms. See "Liquidity and Capital Resources - Subordinated Notes."

Net income before preferred stock dividends was $2.3 million in fiscal 1998 compared to a net loss before preferred stock dividends of $129,000 in fiscal 1997. Total preferred stock dividends were $4.8 million in fiscal 1998 and $6.1 million in fiscal 1997. Preferred stock dividends in fiscal 1998 included non-cash dividends on the Series B Preferred Stock of $2.2 million compared to $2.7 million in fiscal 1997. Additionally, in fiscal 1998, we recognized an inducement charge of $2.8 million in connection with conversion of Series A Preferred Stock to post-recapitalization common stock. The lower preferred stock dividends in fiscal 1998 were due to the recapitalization discussed above. The net loss applicable to common stock was $5.3 million in fiscal 1998 compared to a net loss applicable to common stock of $6.2 million in fiscal 1997. The improvement in the net loss applicable to common stock was due to the operating and other factors cited above.

Liquidity and Capital Resources


General

As of January 29, 2000, we had outstanding indebtedness in the principal amount of $11.1 million.

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts which may be borrowed under the revolving credit facility are based on a percentage of eligible inventories and receivables, as defined, outstanding from time to time, as more fully described below.


Revolving Credit Facility

At January 29, 2000, we had a revolving credit facility under which we could borrow up to $50.0 million at the prime rate plus 0.75%, subject to limitations based on inventory levels. At that time, we had no outstanding balance and approximately $28.5 million of availability. We were not in compliance with the current ratio covenant as of January 29, 2000.

Subsequent to year end, we entered into a new $50.0 million revolving credit facility with another financial institution and terminated the prior revolving credit facility. Under our new revolving credit facility we may borrow up to 70% of our eligible inventory and 85% of our eligible receivables, as defined, not to exceed $50.0 million. The new credit facility also provides a $5.0 million subfacility for letters of credit. Interest on the credit facility is at the prime rate, or at our election, LIBOR plus 2.0%. Under the terms of the new credit facility, the interest rate may increase or decrease subject to earnings, as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50 and LIBOR borrowing from LIBOR plus 1.50 to LIBOR plus 2.50. At March 3, 2000, the prime interest rate was 8.75%. The new credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the new credit facility. The new credit facility is secured by a first lien on accounts receivable and inventory and requires us to maintain specified levels of tangible net worth in the event that our borrowing availability is less than a specified amount.


Subordinated Notes

In fiscal 1998, we exchanged existing Subordinated Reorganization Notes and Junior Subordinated Reorganization Notes for New Subordinated Notes and New
Junior Subordinated Notes that eliminated an estimated excess cash flow calculation previously used to determine the timing and amount of payments and provided a fixed debt payment schedule. In accordance with Emerging Issues Task Force 96-19, we accounted for the exchange of the old notes as an extinguishment of debt, and, in connection therewith, recorded an extraordinary loss, net of tax benefit, of $2.8 million. This loss represented increases in the present value of the principal amount of the old notes and fees paid to the lenders. The fees included the issuance of 22,600 shares of pre-recapitalization common stock and warrants to purchase 82,690 shares of pre-recapitalization common stock, both stated at fair market value when they were issued. The New Subordinated Notes totaled $3.3 million and were fully paid on December 8, 1998.

The New Junior Subordinated Notes are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of January 29, 2000, the New Junior Subordinated Notes had a face value of $16.3 million and a related unamortized discount of $5.3 million, resulting in a net carrying value of $11.1 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the New Junior Subordinated Notes of $1.0 million during fiscal 1999. Additional principal payments are scheduled on December 31, 2000 ($1.0 million), on December 31, 2001 and December 31, 2002 ($2.0 million), on December 31, 2003 and December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

We believe that our sources of cash, including the new credit facility, will be adequate to finance our operations, capital requirements and debt obligations as they become due for at least the next twelve months.


Capital Expenditures

We anticipate capital expenditures of approximately $21.0 million in fiscal 2000 which includes costs to open new stores, to renovate and relocate existing stores, to construct a new distribution center, to upgrade information systems and to renovate and expand our administrative offices. We believe that future capital expenditures will be financed from internal cash flow and borrowings under our new credit facility.

Inflation

In general, we believe that inflation has had no recent material impact on our operations and none is anticipated in the next fiscal year.


Minimum Wage Increases

We employ, both in our stores and in our corporate headquarters, a substantial number of employees who earn hourly wages near or at the minimum wage. Actions by both the federal and certain state governments have increased and may continue to increase the hourly wages that we must pay to such employees. Historically, we have mitigated such increases through policies to manage our ratio of wages to sales. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of any hourly wage increases in the future and may have a negative impact on profitability in the future.


Seasonality and Quarterly Fluctuations

We have historically realized our highest levels of sales and income during the third and fourth quarters of our fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and Holiday (November and December) seasons. The seasonally lower sales in our first two quarters (February through July), can result in losses during those quarters, even in years in which we will have full year profits.


Year 2000 Issue

The Year 2000 issue is the result of computer systems and software products coded to accept only 2 digit entries in the date code field. This could have resulted in system failure or the generation of erroneous data in systems that do not properly recognize such information.

We diligently addressed the potential Year 2000 issue by utilizing both internal and external resources as applicable, to identify, correct or reprogram our internal systems for Year 2000 compliance. In fiscal 1999, we implemented a new integrated software package to support future growth and to address the issues associated with the year 2000 at a cost of approximately $2.8 million.

To date, we have not experienced any significant business disruptions or system failures as a result of the Year 2000 issue. None of our major vendors, service providers and customers have reported substantial Year 2000 related problems.

Although the Year 2000 event has occurred, and while there can be no assurance that there will be no problems related to the Year 2000 issue after January 1, 2000, we believe we will not be adversely impacted by the Year 2000 issue.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB was amended by SAB No. 101A, which defers the effective date for all registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, to allow for the adoption of implementing during the second quarter of fiscal 2000. We have reviewed the impact of SAB No. 101 on our financial statements, and do not believe that its adoption will have a material impact on our financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities:, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS No. 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for our first quarter in the fiscal year beginning February 4, 2001 and is not expected to have a material effect on our financial position or results of operations.


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995


In December 1995, Congress enacted the Private Securities Litigation Reform Act of 1995. The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934 which provide protection from liability in private lawsuits for "forward-looking" statements made by specified persons. We desire to take advantage of the "safe harbor" provisions of the Act.

Certain  statements  in  this  Annual  Report  on  Form  10-K,  or in  documents incorporated by reference into this Annual Report on Form 10-K, are forward-looking statements. Those forward-looking statements are subject to uncertainties that may cause the actual results to differ from the results anticipated by the forward-looking statements. Factors which may cause actual results to differ from those anticipated by forward-looking statements include, among others, general economic and business conditions (both nationally and in the regions in which we operate); government regulations (including regulations regarding temporary immigration of agricultural works and minimum wages of agricultural and other workers); claims asserted against us; competition; changes in our business strategy or development plans; difficulties attracting and retaining qualified personnel; the inability to obtain adequate quantities of merchandise at favorable prices; and the other factors described in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our fixed rate debt obligations. At January 29, 2000, fixed rate debt obligations totaled approximately $16.3 million. The fixed rate debt obligations are non-interest bearing and are discounted at a rate of 10%, resulting in a net carrying value of $11.1 million.

Maturities are $1.0 million, $2.0 million, $2.0 million, $3.0 million, $3.0 million and $5.3 million in fiscal year 2000, 2001, 2002, 2003, 2004 and 2005, respectively. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at January 29, 2000.


Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     Page

FACTORY 2-U STORES, INC.


Report of Independent Public Accountants                                                  F-1

Factory 2-U Stores, Inc. Balance Sheets as of January 29, 2000 and January 30, 1999       F-2

Factory 2-U Stores, Inc. Statements of Operations for fiscal years
          ended January 29, 2000, January 30, 1999 and January 31, 1998                   F-4

Factory 2-U Stores, Inc. Statements of Stockholders' Equity for fiscal years
          ended January 29, 2000, January 30, 1999 and January 31, 1998                   F-5

Factory 2-U Stores, Inc. Statements of Cash Flows for fiscal years
          ended January 29, 2000, January 30, 1999 and January 31, 1998                   F-6

Factory 2-U Stores, Inc. Notes to Financial Statements                                    F-8

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements and notes thereto.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the Registrant's Definitive Proxy Statement pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders under the headings "Proposal 1 - "Election of Directors" and "Executive Officers", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 29, 2000.

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the Registrant's Definitive Proxy Statement under the heading "Executive Compensation", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 29, 2000.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Registrant's Definitive Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 29, 2000.


Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Registrant's Definitive Proxy Statement under the heading "Certain Relationships and Related Transactions", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 29, 2000.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements.  See Index to Financial Statements and
           Supplementary Data contained in Item 8.

     2. Financial Statement Schedules. See Index to Financial Statements and Supplementary Data contained in Item 8.

     3.  Exhibits.  See Item 14(c).

(b)  Reports on Form 8-K.  For the last  quarter  of the  fiscal  year ended
           January 29, 2000, we filed the following reports on Form 8-K:

                  None.

(c)  Exhibits.  Reference is made to the Index to Exhibits immediately preceding the exhibits thereto.

(d)  Financial Statement  Schedules.  The required financial statement schedules are entered on the Index to Financial Statements and Supplementary Data contained in Item 8.

                                Index to Exhibits

Exhibit
Number                             Document
--------------------------------------------------------------------------------

2.1      Plan and Agreement of Merger dated June 18, 1998 between Family Bargain
           Corporation and General
         Textiles, Inc. (1)
3.1      (i)      Certificate of Incorporation
         (ii)     Bylaws (2)
4.1      Junior Subordinated Note Agreement dated April 30, 1998 among General
           Textiles, American Endeavour Fund Limited and London Pacific Life & Annuity Company (1)
4.2      Form of Warrant dated April 30, 1998 (1)
10.1     Factory 2-U Stores, Inc. Employee Stock Purchase Plan (3)
10.2     Financing Agreement between The CIT Group/Business Credit, Inc.
           (as Agent and a Lender) and Factory 2-U Stores, Inc. (as Borrower), dated as of March 3, 2000
10.3     Amended Employment Agreement between Factory 2-U Stores, Inc. and
           Michael M. Searles
11.1     Computation of per share earnings
23.1     Consent of Arthur Andersen LLP, Independent Public Accountants
 27      Financial Data Schedule

-----------------------------

(1) Incorporated by reference to Registration Statement on Form S-2, No. 333-58797 filed with the SEC on October 14, 1998.

(2) Incorporated by reference to Registration Statement on Form S-1, No. 33-77488, filed with the SEC on April 7, 1994.

(3) Incorporated by reference to Registration Statement on Form S-8, No. 333-94123 filed with the SEC on January 5, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             FACTORY 2-U STORES, INC.




                                             By: /s/ Michael M. Searles
                                                 ---------------------------
                                                 Michael M. Searles
                                                 Chairman of the Board

Dated:  April 21, 2000



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Company and in the capacities and on the date indicated.

Signature                            Title                              Date

/s/ Michael M. Searles      President, Chief Executive Officer
-----------------------        and Director
Michael M. Searles          (Principal Executive Officer)         April 21, 2000


/s/ Douglas C. Felderman    Executive Vice President,             April 21, 2000
-------------------------     Chief Financial Officer
Douglas C. Felderman        (Principal Financial
                             and Accounting Officer)


/s/ Peter V. Handal         Director                              April 20, 2000
-------------------------
Peter V. Handal


/s/ Ira Neimark             Director                              April 21, 2000
-------------------------
Ira Neimark


/s/ Ronald Rashkow          Director                              April 19, 2000
-------------------------
Ronald Rashkow


/s/ H. Whitney Wagner       Director                              April 18, 2000
-------------------------
H. Whitney Wagner


/s/ Wm Robert Wright II     Director                              April 20, 2000
-------------------------
Wm. Robert Wright II

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



         To Factory 2-U Stores, Inc.:

         We have audited the accompanying balance sheets of Factory 2-U Stores, Inc. (a Delaware corporation) as of January 29, 2000 and January 30, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Factory 2-U Stores, Inc. as of January 29, 2000 and January 30, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.


         /s/ ARTHUR ANDERSEN LLP



         San Diego, California
         February 25, 2000

                          FACTORY 2-U STORES, INC.
                               Balance Sheets
                               (in thousands)



                                                            January 29,         January 30,
                                                               2000              1999
                                                            -----------         -----------
ASSETS
Current assets:
     Cash                                                   $    9,473          $     3,124
     Merchandise inventory                                      35,048               31,353
     Prepaid expenses and other assets                           2,291                1,137
     Deferred income taxes                                       2,184                1,690
                                                            ----------          -----------
       Total current assets                                     48,996               37,304

Leasehold improvements and equipment,
  net of accumulated depreciation and amortization              27,425               18,187

Deferred income taxes                                            1,032                1,149
Other assets                                                     1,507                2,419

Excess of cost over net assets acquired,
  less accumulated amortization of
  $10,139 and $8,537, respectively                              29,506               31,108
                                                            ----------          -----------

     Total assets                                           $  108,466          $    90,167
                                                            ==========          ===========





                             (continued)


The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)


                                                            January 29,         January 30,
                                                               2000                1999
                                                            -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
    and capital leases                                      $   1,251           $    2,418
  Accounts payable                                             19,994               21,258
  Income taxes payable                                          4,235                2,656
  Accrued expenses                                             22,275               20,151
                                                            ---------           ----------
     Total current liabilities                                 47,755               46,483

Revolving credit facility                                           -                1,843
Long-term debt                                                 10,067                9,930
Capital lease and other long-term obligations                   1,658                2,257
Deferred rent                                                   2,556                1,889
                                                            ---------           ----------
     Total liabilities                                         62,036               62,402
                                                            ---------           ----------

Commitments and contingencies

Stockholders' equity:
  Series A  9-1/2% cumulative convertible preferred stock,
    $0.01 par value; 4,500,000 shares authorized, 0 shares
    issued and outstanding                                          -                    -

  Series B junior convertible, exchangeable preferred stock,
    $0.01 par value; 40,000 shares authorized,
    0 shares issued and outstanding                                 -                    -

  Common stock, $0.01 par value, 35,000,000 shares and
    80,000,000 shares authorized, respectively; and
    12,390,817 shares and 12,106,175 shares issued and
    outstanding, respectively                                     124                  121

  Stock subscription notes receivable                          (2,710)              (4,087)
  Additional paid-in capital                                  108,091              103,248
  Accumulated deficit                                         (59,075)             (71,517)
                                                            ----------          -----------
     Total stockholders' equity                                46,430               27,765
                                                            ----------          -----------
     Total liabilities and stockholders' equity             $ 108,466           $   90,167
                                                            ==========          ===========



   The accompanying notes are an integral part of these financial statements.

                                   FACTORY 2-U STORES, INC.
                                   Statements of Operations
                            (in thousands, except per share data)



                                                                      Fiscal Year Ended
                                                       ---------------------------------------------------
                                                       January 29,         January 30,         January 31,
                                                          2000                1999                1998
                                                       -----------         -----------         -----------
Net sales                                              $   421,391         $   338,223         $   300,592
Cost of sales                                              270,962             222,332             203,528
                                                       -----------         -----------         -----------
   Gross profit                                            150,429             115,891              97,064

Selling and administrative expenses
  (exclusive of non-cash stock-based compensation
  expense shown below)                                     119,781              97,140              85,276
Pre-opening expenses                                         3,273               2,579               2,703
Amortization of intangibles                                  2,358               2,358               2,238
Stock-based compensation expense                             2,264                   -                   -
Special charges                                                  -               2,350               1,750
Merger costs                                                     -               1,000                   -
                                                       -----------         -----------         -----------
   Operating income                                         22,753              10,464               5,097

Interest expense, net                                        2,272               4,189               5,226
                                                       -----------         -----------         ------------
Income (loss) before income taxes and
   extraordinary item                                       20,481               6,275                (129)

Income taxes                                                 8,039               1,256                   -
                                                       -----------         -----------         ------------

Income (loss) before extraordinary item                     12,442               5,019                (129)

Extraordinary item - debt extinguishment, net
of income tax benefit                                            -               2,750                   -
                                                       -----------         -----------         ------------

Net income (loss)                                           12,442               2,269                (129)

Inducement to convert preferred stock to
   common stock                                                  -               2,804                   -

Preferred stock dividends:
   Series A                                                      -               2,593               3,456
   Series B                                                      -               2,210               2,661
                                                       -----------         -----------         -----------

Net income (loss) applicable to common stock           $   12,442          $   (5,338)         $   (6,246)
                                                       ===========         ===========         ===========

Income (loss) per share:
   Basic
     Income (loss) before extraordinary item           $     1.02          $    (0.77)         $    (4.23)
     Net income (loss)                                 $     1.02          $    (1.58)         $    (4.23)

   Diluted
     Income (loss) before extraordinary item           $     0.97          $    (0.77)         $    (4.23)
     Net income (loss)                                 $     0.97          $    (1.58)         $    (4.23)

Weighted average common shares outstanding
   Basic                                                   12,214               3,381               1,477
   Diluted                                                 12,864               3,381               1,477


   The accompanying notes are an integral part of these financial statements.

                                      FACTORY 2-U STORES, INC.
                                  Statements of Stockholders' Equity
                                  (in thousands, except share data)


                                                 Preferred Stock
                                       --------------------------------------------
                                         Series A                        Series B                      Common Stock
                                   ------------------------      --------------------------    ------------------------------
                                   Shares         Amount         Shares         Amount         Shares         Amount

Balance at February 1, 1997        3,727,415      $    37        $  22,000      $   -           1,414,242     $   14

Series A preferred
  stock dividends                          -            -                -          -                   -          -
Series B preferred
  stock dividend accretion                 -            -                -          -                   -          -

Conversion of preferred
  stock to common stock             (88,725)           (1)               -          -              71,049          1

Issuance of preferred
  stock in a private placement            -             -            9,599          -                   -          -

Issuance of preferred
  stock to management for notes           -             -            2,115          -                   -          -

Common stock rights redemption            -             -                -          -                   -          -

Net loss                                  -             -                -          -                   -          -
                                   ---------      --------       ---------      -----          ----------     -------
Balance at January 31 1998         3,638,690      $    36           33,714      $   -          1,485,291      $   15
                                   ---------      --------       ---------      -----          ----------     -------
Series A preferred
  stock dividends                          -            -                -          -                  -            -

Series B preferred
  stock dividend accretion                 -            -                -          -                  -            -

Issuance of preferred
  stock to management for notes            -            -            1,824          -                  -            -

Issuance of common
  stock in debt restructuring              -            -                -          -             22,600            -
Issuance of common
  stock in rights offering                 -            -                -          -            800,000            8

Conversion of preferred
  stock to common stock           (3,638,690)         (36)         (35,538)         -          9,798,468           98

Correction for unsplit units               -            -                -          -               (184)           -

Inducement to convert
  preferred stock to common stock          -            -                -          -                  -            -

Compensation expense                       -            -                -          -                  -            -

Net income                                 -            -                -          -                  -            -
                                   ----------     --------       ----------     ------         ----------     --------

Balance at January 30, 1999                -      $     -                -      $   -          12,106,175     $   121
                                   ---------      --------       ---------      ------         ----------     --------
  for exercise of stock options
  and warrants                             -            -                -          -            294,798            3

Compensation expense related
  to grant of stock options                -            -                -          -                  -            -

Compensation expense related
  to stock option performance              -            -                -          -                  -            -

Tax effect related to
  non-qualified stock options              -            -                -          -                  -            -

Issuance of common
  stock to Board members as
  compensation                             -            -                -          -              4,750            -

Correction of prior year conversion        -            -                -          -                173            -

Repurchase of warrants                     -            -                -          -                  -            -

Payments of notes receivable               -            -                -          -                  -            -

Cancellation of stock
  subscriptions receivable                 -            -                -          -            (15,079)           -

Net income                                 -            -                -          -                  -            -
                                   ---------      --------       ----------     ------         ---------      --------
Balance at January 29, 2000                -      $     -                -      $   -          12,390,817     $   124
                                   ---------      --------       ----------     ------         ----------     --------



                                     Stock
                                   Subscription   Additional
                                     Notes         paid-in        Accumulated
                                   Receivable      capital         deficit        Total
                                   ----------     --------       ----------     ----------


Balance at February 1, 1997        $      -       $  71,090      $ (59,933)      11,208

Series A preferred
  stock dividends                         -               -         (3,456)      (3,456)

Series B preferred
  stock dividend accretion                -           2,661         (2,661)           -

Conversion of preferred
  stock to common stock                   -               -              -            -

Issuance of preferred
  stock in a private placement            -           9,600              -        9,600

Issuance of preferred
  stock to management for notes      (2,115)          2,115              -            -

Common stock rights redemption            -              (5)             -           (5)

Net loss                                  -               -           (129)        (129)
                                   --------       ----------     ----------     -------
Balance at January 31 1998         $ (2,115)      $  85,461      $ (66,179)     $17,218
                                   --------       ----------     ----------     -------
Series A preferred
  stock dividends                         -               -         (2,593)      (2,593)

Series B preferred
  stock dividend accretion                -           2,210         (2,210)           -

Issuance of preferred
  stock to management for notes      (1,972)          1,972              -            -

Issuance of common
  stock in debt restructuring              -            789              -          789

Issuance of common
  stock in rights offering                 -          9,992              -       10,000

Conversion of preferred
  stock to common stock                    -            (62)             -            -

Correction for unsplit units               -              -              -            -

Inducement to convert
  preferred stock to common stock          -          2,804         (2,804)           -

Compensation expense                       -             82              -           82

Net income                                 -              -          2,269        2,269
                                   ---------      ---------      ---------      -------
Balance at January 30, 1999        $  (4,087)     $ 103,248      $ (71,517)     $27,765
                                   ---------      ---------      ----------     -------
Issuance of common stock
  for exercise of stock options
  and warrants                             -         2,186              -         2,189

Compensation expense related
  to grant of stock options                -            83              -            83

Compensation expense related
  to stock option performance              -         2,094              -         2,094

Tax effect related to
  non-qualified stock options              -           972              -           972

Issuance of common
  stock to Board members as
  compensation                             -            87              -            87

Correction of prior year conversion        -             -              -             -

Repurchase of warrants                     -          (457)             -          (457)

Payments of notes receivable           1,255             -              -         1,255

Cancellation of stock
  subscriptions receivable               122          (122)             -             -

Net income                                 -             -         12,442        12,442
                                   ----------     ---------      --------       -------
Balance at January 29, 2000        $  (2,710)     $ 108,091      $(59,075)      $46,430


   The accompanying notes are an integral part of these financial statements.

                    FACTORY 2-U STORES, INC.
                    Statements of Cash Flows
                         (in thousands)


                                                                                    Fiscal Year Ended
                                                                 ---------------------------------------------------
                                                                 January 29,         January 30,         January 31,
                                                                    2000                1999                1998
                                                                 -----------         -----------         -----------
Cash flows from operating activities:
  Income (loss) from operating activities                        $  12,442           $   5,019           $   (129)
  Adjustments to reconcile income (loss) to net cash
     provided by operating activities
          Depreciation                                               6,859               4,484              3,505
          Amortization of intangibles                                2,358               2,359              2,238
          Amortization of debt discount                              1,137               1,430              2,168
          Loss on disposal of equipment                                796                 163                181
          Deferred rent expense                                        364                (362)               153
          Stock based compensation expense                           2,264                   -                  -
          Changes in operating assets and liabilities:
               Merchandise inventory                                (3,695)             (1,533)              (702)
               Prepaid expenses and other assets                    (1,375)             (4,117)            (1,540)
               Accounts payable                                     (1,264)              2,255              1,512
               Accrued expenses and other liabilities                4,638              10,120              4,089
                                                                 ----------          ----------          ---------
Net cash provided by operating activities                           24,524              19,818             11,475
                                                                 ----------          ----------          ---------
Cash flows used in investing activities:
  Purchase of leasehold improvements and equipment                 (16,893)             (6,798)            (5,865)
                                                                 ----------          ----------          ---------
Net cash used in investing activities:                             (16,893)             (6,798)            (5,865)
                                                                 ----------          ----------          ---------



                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                              FACTORY 2-U STORES, INC.
                              Statements of Cash Flows
                                    (in thousands)

                                                                                     Fiscal Year Ended
                                                                 ---------------------------------------------------
                                                                 January 29,         January 30,         January 31,
                                                                    2000                1999                1998
                                                                 ----------          -----------         -----------
Cash flows used in financing activities:
  Borrowings on revolving credit facility                          454,157               54,816             335,053
  Payments on revolving credit facility                           (456,000)            (365,630)           (340,283)
  Payments of long-term debt and capital lease obligations          (2,426)              (9,445)             (6,218)
  Cash payments of preferred stock dividends                             -               (2,593)             (3,456)
  Proceeds from issuance of common stock, net                            -               10,000                   -
  Proceeds from issuance of Series B Preferred Stock                     -                    -               9,595
  Payments of deferred debt issuance costs                               -                 (211)               (320)
  Repurchase of warrants                                              (457)                   -                 (75)
  Proceeds from exercise of stock options and warrants               2,189                    -                   -
  Payments of stock subscription notes receivable                    1,255                    -                   -
                                                                 -----------         -----------         -----------
Net cash used in financing activities                               (1,282)             (13,063)             (5,704)
                                                                 -----------         -----------         -----------
Net increase (decrease) in cash                                      6,349                  (43)                (94)

Cash at the beginning of the period                                  3,124                3,167               3,261
                                                                 -----------         -----------         -----------
Cash at the end of the period                                    $   9,473           $    3,124          $    3,167
                                                                 ===========         ===========         ===========

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Interest                                                     $   1,295           $    2,679          $    2,948
    Income taxes                                                 $   6,011           $      111          $        -



Supplemental disclosures of non-cash investing and
  financing activities:
    Acquisition of equipment financed by capital leases          $       -           $      970          $    2,173
    Issuance of Series B preferred stock for notes               $       -           $    1,972          $    2,115
    Series B preferred stock dividend accretion                  $       -           $    2,210          $    2,661
    Conversion of preferred stock to common stock
      inducement charge                                          $       -           $    2,804          $        -
    Tax effect related to non-qualified stock options            $     972           $        -          $        -



   The accompanying notes are an integral part of these financial statements.

                          FACTORY 2-U STORES, INC.
                          Notes to Financial Statements


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         Factory 2-U Stores, Inc. (the "Company") operates a chain of off-price retail apparel and housewares stores in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington. The Company sells branded casual apparel for the family, as well as selected domestics and household merchandise at prices which generally are significantly lower than other discount stores. At January 29, 2000, the Company operated substantially all of its 187 stores under the name Factory 2-U.

         Principles of Consolidation

         Fiscal year ended January 31, 1998 reflects consolidated financial statements which include the accounts of Family Bargain Corporation and its wholly-owned subsidiaries, General Textiles and Factory 2-U, Inc. All significant intercompany accounts were eliminated in consolidation. In July 1998, General Textiles and Factory 2-U, Inc. merged to form a new Delaware corporation named General Textiles, Inc. In November 1998, General Textiles, Inc. merged into Family Bargain Corporation which simultaneously changed its name to Factory 2-U Stores, Inc. The financial statements as of and for the fiscal years ended January 29, 2000 and January 30, 1999, reflect the mergers (Note 3).

         Fiscal Year

         The Company's fiscal year is based on a 52/53 week year ending on the Saturday nearest January 31. Fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 included 52 weeks. The Company defines its fiscal year by the calendar year in which most of the activity occurs (e.g. the fiscal year ended January 29, 2000 is referred to as fiscal 1999).

         Merchandise Inventory

         Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out flow assumption. In addition, consistent with industry practice, the Company capitalizes certain buying, warehousing, storage and transportation costs. At both January 29, 2000 and January 30, 1999, such costs included in inventory were $2.4 million.

         Leasehold Improvements and Equipment

         Leasehold improvements and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the date of acquisition. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the related asset or the lease term, generally five years.

         Excess of Cost Over Net Assets Acquired

         Excess of cost over net assets acquired ("goodwill") is amortized on a straight-line basis over 25 years. The Company assesses the recoverability of goodwill by determining whether its balance can be recovered from the future undiscounted operating cash flows. The impairment, if any, is measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows.

         Asset Impairment

         The Company assesses potential asset impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying value of the asset exceeds the fair value of the asset.

         Fair Value of Financial Instruments

         The carrying amounts of all receivables, payables and accrued expenses approximate fair value due to the short-term nature of such instruments. The carrying amount of the revolving credit facility approximates fair value due to the floating rate on such instrument. The carrying value of long-term debt with fixed payment terms approximates fair value.

         Advertising Costs

         Advertising costs are expensed as incurred. Advertising costs for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 were approximately $12.3 million, $9.9 million and $9.3 million, respectively.

         Deferred Rent

         Rent expense under non-cancelable operating lease agreements is recorded on a straight-line basis over the life of the respective leases. The excess rent expense over rent paid is accounted for as deferred rent (Note 8).

         Store Preopening and Closing Costs

         Preopening costs (costs of opening new stores including grand opening promotions, training and store set-up costs) are expensed as incurred.

         Costs associated with closing stores, consisting primarily of any future net lease obligations, inventory liquidation costs and nonrecoverable investment in fixed assets are recognized as operating expense when the decision to close a store is made.

         Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (Note 7).

         Stock Based Compensation

         The  Company  has  elected  under  the  provisions  of  SFAS  No.  123,
         "Accounting for Stock Based Compensation", to continue using the intrinsic value method of accounting for employee stock based compensation in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation expense is recognized only in the event that the exercise price of options granted is less than the market price of the underlying stock on the date of grant. The fair value method generally requires entities to recognize compensation expense over the vesting period of options based on the estimated fair value of the options granted. The Company has disclosed the pro forma effect of using the fair value based method to account for its stock based compensation as required by SFAS No. 123 (Note 10).

         Dividend Accretion

         The Company's Series B Preferred Stock had an increasing rate dividend feature (Note 9). Accordingly, dividends on Series B Preferred Stock were recorded using the effective interest method to recognize the dividends ratably over the estimated period in which the stock would have been outstanding. The Series B Preferred Stock was converted to common stock in November 1998 and, therefore, no additional dividends have been accreted since fiscal 1998 (Note 3).

         Earnings (Loss) per Common Share

         The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed based on the weighted average shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average shares outstanding and potentially dilutive common equivalent shares. Common equivalent shares are not included in the computation of diluted loss per share for the fiscal years ended January 30, 1999 and January 31, 1998 because the effect would be anti-dilutive.

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

         Reclassifications

         Certain prior period amounts have been reclassified to conform their presentation to fiscal 1999 financial statements.

         New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB was amended by SAB No. 101A, which defers the effective date for all registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, to allow for the adoption of implementing during the second quarter of fiscal 2000. Management has reviewed the impact of SAB No. 101 on the company's financial statements, and does not believe that its adoption will have a material impact on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS No. 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for the Company's first quarter in the fiscal year beginning February 4, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

2.       SPECIAL CHARGES

         During fiscal 1998, the Company recorded charges to operations in the amount of $1.0 million for costs related to the merger of its wholly-owned subsidiary, General Textiles, Inc. into the Company and the Recapitalization (Note 3). In addition, the Company recorded special charges in the amount of $2.4 million in connection with hiring the current President and CEO of the Company. In fiscal 1997, the Company recorded special charges to operations in the amount of $1.8 million pertaining to the separation from the Company of the former President and CEO.


3.       RECAPITALIZATION

         In fiscal 1998, the Company initiated a multi-phased plan to restructure its capitalization (the "Recapitalization"), which included restructuring the subordinated and junior subordinated debt in a manner that removed an estimated excess cash flow calculation previously used to determine the timing and amounts of payments and replaced that term with a fixed debt payments schedule. The debt restructuring resulted in an extraordinary charge of $2.8 million, net of tax benefit, in the first quarter ended April 30, 1998 (Note 6).

         On July 31, 1998, the Company's two operating subsidiaries, General Textiles and Factory 2-U, Inc., merged to form General Textiles, Inc. (the "Subsidiary Merger").

         On November 23, 1998, the Company carried out a Recapitalization in which all of the Company's outstanding shares were converted into a single class of Common Stock. Under the Plan of Recapitalization, each outstanding share of Pre-Recapitalization Common Stock was converted into .30133 shares of Common Stock, each outstanding share of Series A 9-1/2% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") was converted into one share of Common Stock and each outstanding share of Series B Junior Convertible, Exchangeable Preferred Stock (the "Series B Preferred Stock") was converted into
         173.33 shares of Common Stock. In connection with this conversion, the Company recorded a reduction to net income applicable to common stockholders in the amount of $2.8 million pertaining to the conversion of Series A and Series B Preferred Stock to Common Stock pursuant to the Plan of Recapitalization, in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt." The amount of the reduction represents the fair value of Post-Recapitalization Common Stock transferred in excess of the fair value of common stock issuable pursuant to the original conversion terms of the Preferred Stock. In conjunction with the Recapitalization, General Textiles, Inc. was merged into Family Bargain Corporation (the "Family Bargain Merger") and the Company's name was changed to Factory 2-U Stores, Inc.

         The last phase of the Recapitalization was a rights offering in which 800,000 shares of Post-Recapitalization Common Stock were sold to existing stockholders at $13 per share. The Company received proceeds of $10.0 million, net of $400,000 of related expenses.

4.       LEASEHOLD IMPROVEMENTS AND EQUIPMENT

         Leasehold improvements and equipment consist of the following:

                                                                          January 29,           January 30,
          IN THOUSANDS                                                       2000                  1999
                                                                         -------------         -------------
             Furniture, fixtures and equipment                               $ 35,609              $ 20,367
             Leasehold improvements                                             7,891                 5,820
             Automobiles                                                          748                   460
             Equipment under capital leases                                     1,047                 3,800
                                                                             --------              --------
                                                                               45,295                30,447
               Less accumulated depreciation and amortization                (17,870)              (12,260)
                                                                             --------              --------
                                                                             $ 27,425              $ 18,187
                                                                             ========              ========

5.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                          January 29,           January 30,
          IN THOUSANDS                                                       2000                  1999
                                                                         -------------         -------------
             Accrued compensation and related costs                          $  7,882              $  5,925
             Sales tax payable                                                  5,128                 4,094
             Other accrued expenses                                             9,265                10,132
                                                                                -----                ------
                                                                             $ 22,275              $ 20,151
                                                                             ========              ========


6.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         Long-term debt and revolving credit facility consist of the following:


                                                                           January 29,         January 30,
          IN THOUSANDS                                                         2000                1999
                                                                           -------------       -------------
          Revolving  credit  facility,  interest  at prime
            plus 0.75%  (9.25% at January 29, 2000 and 8.50%
            at January 30, 1999) payable  monthly, principal due
            in March 2000                                                  $     -             $  1,843

          Installment note payable to a finance company,
            interest at prime plus 3%  (10.75% at  January  30,  1999)
            payable  monthly,  principal payable monthly in
            installments of $33,333, paid off in February 1999                   -                1,000

          Junior subordinated  notes,  discounted at a rate of 10.0%, principal payments in annual installments ranging from
            $1.0 million to $3.0 million, final balloon payment
            of $5.3 million due May 2005                                    11,067               10,930
                                                                            ------               ------
          Total long-term debt and revolving credit facility                11,067               13,773

          Less current maturities                                          (1,000)               (2,000)
                                                                           --------              -------
          Long-term debt and revolving credit facility,
             net of current maturities                                    $ 10,067              $ 11,773
                                                                           ========              ========

         Revolving Credit Facility

         At January 29, 2000, the Company had a revolving credit facility under which it could borrow up to $50.0 million at the prime rate plus 0.75%, subject to limitations based on inventory levels. At that time, the Company had no outstanding balance and approximately $28.5 million of availability. The Company was not in compliance with the current ratio covenant as of January 29, 2000.

         Subsequent to year end, the Company entered into a new $50.0 million revolving credit facility with another financial institution and terminated the prior revolving credit facility. Under the new revolving credit facility, the Company may borrow up to 70% of its eligible inventory and 85% of its eligible receivables, as defined, not to exceed $50.0 million. The new credit facility also provides a $5.0 million subfacility for letters of credit. Interest on the credit facility is at the prime rate, or at the Company's election, LIBOR plus 2.0%. Under the terms of the new credit facility, the interest rate may increase or decrease subject to earnings, as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50 and LIBOR borrowing from LIBOR plus 1.50 to LIBOR plus 2.50. At March 3, 2000, the prime interest rate was 8.75%. The new credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. The Company is obligated to pay fees equal to 0.125% per annum on the unused amount of the new credit facility. The new credit facility is secured by a first lien on accounts receivable and inventory and requires the Company to maintain specified levels of tangible net worth in the event that its borrowing availability is less than a specified amount.


         Subordinated Notes

         In fiscal 1998, the Company exchanged existing Subordinated Reorganization Notes and Junior Subordinated Reorganization Notes for New Subordinated Notes and New Junior Subordinated Notes that eliminated an estimated excess cash flow calculation previously used to determine the timing and amount of payments and provided a fixed debt payment schedule. In accordance with Emerging Issues Task Force 96-19, the Company accounted for the exchange of the old notes as an extinguishment of debt, and, in connection therewith, recorded an extraordinary loss, net of tax benefit, of $2.8 million. This loss represented increases in the present value of the principal amount of the old notes and fees paid to the lenders. The fees included the issuance of 22,600 shares of pre-recapitalization common stock and warrants to purchase 82,690 shares of pre-recapitalization common stock, both stated at fair market value when they were issued. The New Subordinated Notes totaled $3.3 million and were fully paid on December 8, 1998.

         The New Junior Subordinated Notes are non-interest bearing and are reflected on the Company's balance sheets at the present value using a discount rate of 10%. As of January 29, 2000, the New Junior Subordinated Notes had a face value of $16.3 million and a related unamortized discount of $5.3 million, resulting in a net carrying value of $11.1 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. The Company made a principal payment on the New Junior Subordinated Notes of $1.0 million during fiscal 1999. Additional principal payments are scheduled on December 31, 2000 ($1.0 million), on December 31, 2001 and December 31, 2002 ($2.0 million), on December 31, 2003 and December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

         Management believes that the Company's sources of cash, including the new credit facility, will be adequate to finance its operations, capital requirements and debt obligations as they become due for at least the next twelve months.

 7.      INCOME TAXES

         Significant components of the provision for income taxes are as follows:

                                                               January 29,       January 30,         January 31,
          IN THOUSANDS                                           2000              1999                 1998
                                                             --------------     ------------        -----------
          Federal Income Tax Provision
             Current                                          $    6,592        $   2,857           $      -
             Deferred                                               (302)          (1,914)                 -
                                                              -----------       ----------          ---------
                                                              $    6,290        $    943            $       -
                                                              -----------       -----------         ---------



          State Income Tax Provision
             Current                                          $    1,822        $    698            $      -
             Deferred                                               (73)            (385)                  -
                                                              ----------        ----------          ----------
                                                                   1,749             313                   -
                                                              ----------        ----------          ----------
                                                              $    8,039         $ 1,256            $      -
                                                              ==========         =========          ===========




         The principal temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


                                                                          January 29,           January 30,
          IN THOUSANDS                                                       2000                  1999
                                                                         -------------         -------------
          Deferred tax assets
               Net operating loss carryforwards                              $  9,426              $ 11,495
               Compensated absences and bonuses                                 1,227                   463
               Deferred rent                                                    1,304                 1,126
               Closed store accrual                                               593                 1,141
               Excess of tax over book inventory                                  520                   506
               Other                                                              346                   330
               Accrued expenses                                                 1,285                    73
                                                                             --------              --------
               Total gross deferred tax assets                                 14,701                15,134

               Less valuation allowance                                      (10,711)              (11,495)
                                                                             --------              --------
                 Net deferred tax assets                                        3,990                 3,639
                                                                             --------              --------

          Deferred tax liabilities
               Leasehold improvements and equipment,
                   principally due to differences in depreciation
                   recognized on fixed assets                                     774                   800
                                                                             --------               -------
                 Deferred tax liabilities                                         774                   800
                                                                             --------               -------
                 Net deferred tax asset                                      $  3,216              $  2,839
                                                                             ========              ========


          The Company has established a valuation allowance due to lack of historical earnings and annual limitations on the usage of net operating loss carryforwards.

          The difference between the expected income tax expense (benefit) computed by applying the U.S. federal income tax rate of 35%, 34% and 34% to net income from continuing operations for fiscal 1999, 1998 an 1997, respectively, and actual expense is a result of the following:


                                                             January 29,      January 30,       January 31,
          IN THOUSANDS                                        2000              1999              1998
                                                         --------------     ------------      ------------
          Computed "expected" tax expense
               (benefit)                                      $    7,168        $   2,180         $    (44)
          Amortization of goodwill                                   657              658               638
          Utilization of net operating losses                      (784)          (2,017)           (1,551)
          Merger costs                                                 -              410                 -
          Business credits                                          (52)            (150)                 -
          State income taxes, net of federal
               income tax benefit                                  1,059              374                 -
          Other, net                                                 (9)            (199)               957
                                                                     ---            -----               ---
                                                              $    8,039        $   1,256          $      -
                                                              ==========        =========          ========


         At January 29, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $26.4 million that expire starting in fiscal year 2012 and for state income tax purposes of approximately $4.0 million that start expiring in fiscal year 2002.


8.       LEASE COMMITMENTS

         The Company operates retail stores, warehouse facilities and administrative offices under various operating leases. Total rent expense was approximately $22.0 million, $18.0 million and $17.3 million, including contingent rent expense of approximately $447,000, $240,000 and $128,000, for fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

         Rent expense is recorded on a straight-line basis over the life of the lease. For fiscal years 1999 and 1997, rent expense charged to operations exceeded cash payment requirements by approximately $364,000 and $153,000, respectively, and resulted in an increase to the deferred rent liability for the same amount. For fiscal 1998, cash payment requirements exceeded rent expense charged to operations by approximately $362,000, resulting in a decrease to the deferred rent liability for the same amount.

         The Company is also obligated under various capital leases for leasehold improvements and equipment that expire at various dates during the next two years. Leasehold improvements and equipment and related accumulated amortization recorded under capital leases are as follows:

                                                                          January 29,           January 30,
          IN THOUSANDS                                                       2000                  1999
                                                                         -------------         -------------
          Leasehold improvements                                              $    81               $   344
          Equipment                                                               966                 3,456
                                                                                  ---                 -----
                                                                                1,047                 3,800
             Less accumulated amortization                                      (535)               (1,172)
                                                                                -----               -------

                                                                              $   512              $  2,628
                                                                              =======              ========

         At January 29, 2000, the future minimum lease payments under capital leases and operating leases with remaining noncancelable terms are as follows:


                                                                           Capital              Operating
          IN THOUSANDS                                                      Leases                Leases
                                                                         -------------         -------------
          Fiscal year:
               2000                                                           $   280              $ 18,784
               2001                                                               180                17,001
               2002                                                                20                13,709
               2003                                                                 -                11,785
               2004                                                                 -                 8,940
               Thereafter                                                           -                11,618
                                                                               ------                ------
               Total minimum lease payments                                       480              $ 81,837
                                                                                                   ========
                Less amount representing interest (rates ranging
                        from 9.0% to 14.8%)                                      (37)

               Present value of capital lease obligation                          443
               Less current maturities                                          (251)
                                                                               ------
               Long-term capital lease obligation                             $   192
                                                                              =======


9.       STOCKHOLDERS' EQUITY

         Prior to the Recapitalization, the Company was authorized to issue Series A Preferred Stock, Series B Preferred Stock and Common Stock. In connection with the Recapitalization, the Company converted all shares of its Series A and Series B Preferred Stock into Post-Recapitalization Common Stock and effected a reverse stock split, which converted all shares of its Pre-Recapitalization Common Stock into .30133 shares of Post-Recapitalization Common Stock (Note 3). There were 12,390,817 and 12,106,175 shares of common stock outstanding at January 29, 2000 and January 30, 1999, respectively.


         Series A and Series B Preferred Stock

         The Company has 7,500,000 shares of preferred stock authorized, of which 4,500,000 are allocated to Series A Preferred Stock and 40,000 are allocated Series B Preferred Stock. At January 29, 2000 and January 30, 1999, no shares of preferred stock were outstanding.

         Prior to the Recapitalization, the Series A Preferred Stock ranked senior to the Series B Preferred Stock and the common stock with respect to the payment of dividends and distribution of net assets upon liquidation, dissolution or winding up. Cumulative dividends were payable quarterly at the rate of $.95 per year on April 30, July 31, October 31, and the last Friday in January if, as and when declared by the Board of Directors. Series A Preferred Stock was convertible, prior to redemption, at the option of the holder, into shares of common stock at a conversion price subject to adjustment under certain circumstances pursuant to anti-dilution provisions.

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

         During fiscal 1998, the Company placed 1,824 shares of its Series B Preferred Stock for notes receivable in the amount of $2.0 million from management of the Company. The notes receivable from management of the Company for the purchase of Series B Preferred Stock are due in 2002 and 2003, accrue interest at 8% per annum and require annual interest and principal payments equivalent to 16.25% of the annual bonus of each purchaser and a balloon payment of the unpaid principal and accrued interest at maturity. All but one of the notes are full-recourse notes and they were all secured by the Series B Preferred Stock issued in return for the notes. The notes are now secured by the Post-Recapitalization Common Stock into which the underlying Series B Preferred Stock was converted. As of January 29, 2000, the total of such notes receivable from management of the Company was $2.7 million.


10.      STOCK OPTIONS AND WARRANTS

         At January 29, 2000, warrants to purchase 82,690 common shares were outstanding. These warrants have an exercise price of $19.91 and expire in May 2005. During fiscal 1999, the Company repurchased 49,769 warrants which had an exercise price of $6.22 for $288,000. Additionally, the Company repurchased 113,000 warrants which had an exercise price of $16.50 at a purchase price of $169,000; holders of 108,000 warrants with an exercise price of $16.50 exercised those warrants; and 99,000 warrants with an exercise price of $16.50 expired on July 14, 1999.

         In July 1999, the holder of a warrant to purchase 83,000 shares of common stock for $16.50 per share exercised the warrant. The Company issued to the warrant holder 12,316 shares of common stock, based on the fair market value of 83,000 shares of common stock at the time of exercise less the exercise price.

         The Company has a stock option plan, the Amended and Restated Family Bargain Corporation 1997 Stock Option Plan. Options may be granted as incentive or nonqualified stock options. The Company may grant up to 1,807,980 options under this Plan. The options are issued at fair market value with exercise prices equal to the Company's stock price at the date of grant. Options vest over three to five years; are exercisable in whole or in installments; and expire from five to ten years from the date of grant.

         The Company's Board of Directors has granted stock options to members of the Board and to Company management. A summary of the Company's stock option activity and related information is as follows:


                                                             Number of          Weighted average
                                                              options *         exercise prices *
                                                       ----------------------------------------

          Outstanding February 1, 1997                         117,268                  10.12
          Granted                                              908,947                   7.14
          Exercised                                                 --                     --
          Canceled                                             (95,798)                 11.38
                                                             ----------                -----
          Outstanding January 31, 1998                         930,417                   7.07
          Granted                                              452,147                   6.88
          Exercised                                                 --                     --
          Canceled                                             (57,667)                  7.27
                                                            -----------                  ----
          Outstanding January 30, 1999                        1,324,897                  7.00
          Granted                                               438,232                 17.70
          Exercised                                           (257,482)                  6.90
          Canceled                                            (141,209)                  7.86
                                                            -----------                  ----
          Outstanding January 29, 2000                        1,364,438                 10.37

          Exercisable at January 29, 2000                       531,659                  7.05
          Exercisable at January 30, 1999                       352,115                  6.45


         * Options for January 31, 1998 and February 1, 1997 have been converted at .30133 per option under the Recapitalization.

         The following table summarizes information about the stock options outstanding at January 29, 2000:



                                                  Weighted-     Weighted-                   Weighted-
                                                   average       average                     average
           Range of exercise       Number         contractual   exercise      Number        exercise
                 prices          outstanding         life         price      exercisable      price
          --------------------- -------------- -------------- ------------- ------------- --------------

            $ 3.36 to $ 6.72          362,038          5.3       $ 6.22       286,121        $ 6.21
            $ 6.72 to $10.08          579,635          2.3       $ 7.56       235,038        $ 7.55
            $10.08 to $13.44          183,615          9.0       $12.08         2,500        $11.63
            $13.44 to $16.81           63,000          9.1       $15.07         3,000        $16.38
            $16.81 to $20.17           23,250          5.5       $18.48             -        $    -
            $20.17 to $23.53            8,500          8.3       $21.59         2,500        $20.75
            $23.53 to $26.89          112,400          9.2       $24.99             -        $    -
            $26.89 to $30.25           29,000          9.2       $28.29         2,500        $27.38
            $30.25 to $33.61            3,000          4.7       $33.61             -        $    -
                                   ----------                                 --------
                                    1,364,438                                 531,659
                                   ==========                                =========

         During fiscal 1997 and 1998, the Company granted options which, subject to time vesting conditions, originally were to become exercisable in 25% installments when the Common Stock price reached the following market price hurdles and maintained those prices for 60 consecutive trading days: $19.91, $24.89, $33.19 and $49.78. In December 1998, the
         Board of Directors removed the first two market price hurdles for those optionees that were employees, making one-half of those options granted exercisable only subject to time vesting conditions. As a result, the Company recorded compensation expense in the amount of $82,000.

         During fiscal 1999, the market price of the Company's stock was $19.91 or greater for at least 60 consecutive trading days; therefore, all 92,960 options with a market price hurdle of $19.91 became exercisable. The Company recorded a non-cash compensation charge of approximately $2,094,000 in connection with this event.

         There are 258,107 remaining stock options outstanding that are subject to price hurdles. Once the remaining specified market price hurdles for the Company's common stock have each been achieved and maintained for 60 consecutive trading days, subject to time vesting conditions, 92,961 options will become exercisable at a market price hurdle of $24.89;
         82,573 will become exercisable at $33.19; and 82,573 will become exercisable at $49.78. When the market price of the Company's common stock reaches $24.89, $33.19 and $49.78 for the specified periods of time, the Company will be required to record aggregate non-cash compensation expense in the minimum amounts of $1.6 million, $2.1 million and $3.5 million, respectively.

         SFAS No. 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for stock options awarded under this plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts:

                                                  January 29,      January 30,       January 31,
                                                     2000             1999              1998
                                                 --------------    ------------      ------------
           Net Income (Loss): As Reported            $  12,442       $ (5,338)         $ (6,246)
                              Pro Forma              $  11,485       $ (6,249)         $ (7,114)
           Basic EPS:         As Reported            $    1.02       $  (1.58)         $  (1.27)
                              Pro Forma              $    0.94       $  (1.85)         $  (1.45)
           Diluted EPS:       As Reported            $    0.97       $  (1.58)         $  (1.27)
                              Pro Forma              $    0.89       $  (1.85)         $  (1.45)



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

         The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions: (i) expected dividend yield of 0.00%, (ii) expected volatility of 103.33%, 106.89% and 1.388% for fiscal years 1999, 1998 and 1997, respectively,
         (iii) expected life of three to five years, and (iv) risk-free interest rate of 6.68%, 5.55% and a range from 5.45% to 6.88% for fiscal years 1999, 1998 and 1997, respectively.

11.      EMPLOYEE BENEFITS

         The Company sponsors a defined contribution plan, qualified under Internal Revenue Code Section 401(k), for the benefit of employees who have completed twelve months of service and who work a minimum of 1,000 hours during that twelve month period. The Company makes a matching contribution equal to 20% of participating employees' voluntary contributions. Participants may contribute from 1% to 15% of their compensation annually, subject to IRS limitations. The Company contributed approximately $170,000, $134,000 and $132,000 in fiscal 1999, 1998 and 1997, respectively.

         In December 1999, the Company established the Factory 2-U Stores, Inc. Employee Stock Purchase Plan which allows eligible employees to acquire shares of the Company's Common Stock at a discount from market price, at periodic intervals, paid for with accumulated payroll deductions. The discount is 15% of the lower of the market price per share as quoted on the NASDAQ National Market on the first and last day of an offering period. The Plan was approved by the Company's Board of Directors on December 8, 1999 and is expected to be approved by the Company's stockholders at the annual meeting of stockholders in June 2000. The Plan will terminate when all 350,000 shares available for issuance under the Plan are sold although the Plan may be terminated earlier by the Company at any time.


12.      COMMITMENTS AND CONTINGENCIES

         The Company is at all times subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these current matters will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company has entered into an employment contract with its President and CEO, which defines his duties, compensation and severance in the event of his termination of employment with the Company.


13.      RELATED PARTY TRANSACTIONS

         In March 1997, the Company entered into an agreement with Three Cities Research, Inc. ("TCR") engaging TCR to act as financial advisor to the Company. Under this agreement, the Company pays TCR an annual fee of $50,000 and reimburses TCR all of its out-of-pocket expenses incurred for services rendered, up to an aggregate of $50,000 annually. The Company reimbursed TCR for out-of-pocket expenses in the approximate amounts of $46,000, $48,000 and $47,000 during fiscal year 1999, 1998 and 1997, respectively. TCR controls approximately 33% of the Company's outstanding common stock and certain principals of TCR are members of the Company's Board of Directors.

14.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The results of operations for fiscal 1999 and 1998 were as follows:


                                                                 First       Second      Third       Fourth
          IN THOUSANDS, EXCEPT PER SHARE DATA                   Quarter     Quarter     Quarter     Quarter
                                                                -------     -------     -------     -------
          Fiscal 1999
             Net Sales                                            $85,099     $91,931    $104,551    $139,810
             Gross profit                                          28,991      33,659      37,360      50,420
             Operating income                                       1,105       2,715       3,514      15,418
             Net income                                               334       1,211       1,706       9,191

             Earnings per share:
               Basic                                              $  0.03     $  0.10     $  0.14     $  0.74
               Diluted                                            $  0.03     $  0.09     $  0.13     $  0.70



                                                                 First       Second      Third       Fourth
                                                                Quarter     Quarter     Quarter     Quarter
                                                                -------     -------     -------     -------
          IN THOUSANDS, EXCEPT PER SHARE DATA
          Fiscal 1998
             Net Sales                                            $66,495     $73,456     $84,978    $113,294
             Gross profit                                          21,846      24,962      28,785      40,298
             Operating income (loss)                              (1,437)          42       3,382       8,477
             Income (loss) before extraordinary item              (2,789)     (1,077)       2,251       6,634
             Extraordinary item                                   (2,750)           -           -           -
             Net income (loss)                                    (5,539)     (1,077)       2,251       6,634
             Net income (loss) applicable to common
                 stock                                            (7,106)     (2,669)
                                                                                              607       3,830
             Basic earnings per share:
               Income (loss) before extraordinary item           $ (2.92)    $ (1.77)     $  0.40     $  0.42
               Extraordinary item                                  (1.86)           -           -           -
               Net income (loss) applicable to common
                   stock                                         $ (4.78)    $ (1.77)     $  0.40     $  0.42
             Diluted earnings per share:
               Income (loss) before extraordinary item           $ (2.92)    $ (1.77)     $  0.23     $  0.34
               Extraordinary item                                  (1.86)           -           -           -
               Net (income) loss applicable to common
                  stock                                          $ (4.78)    $ (1.77)     $  0.23     $  0.34