Form 10-Q
period 2000-04-29
FACTORY 2 U STORES INC
filed 2000-05-23
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 2000
                                                ---------------

                                       Or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the  transition  period from ______________________ to
                                    Commission File Number: 1-10089

                            FACTORY 2-U STORES, INC.
             (Exact name of registrant as specified in its charter)

  Delaware                                          51-0299573
  --------                                          ----------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                    Identification No.)


  4000 Ruffin Road, San Diego, CA                   92123-1866
  -------------------------------                   ----------
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

The number of shares outstanding of the registrant's of common stock, as of April 29, 2000, was 12,430,342 shares.

                            FACTORY 2-U STORES, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Factory 2-U Stores, Inc. Balance Sheets as of April 29, 2000
  (Unaudited) and January 29, 2000 ..........................................F-1

  Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
  13 weeks ended April 29, 2000 and May 1, 1999..............................F-3

  Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
  13 weeks ended April 29, 2000 and May 1, 1999 .............................F-4

  Factory 2-U Stores, Inc. Notes to Financial Statements
  (Unaudited)       .........................................................F-6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...............................................3

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings........................................... 6
Item 2.           Changes in Securities and Use of Proceeds....................6
Item 3.           Defaults Upon Senior Securities..............................6
Item 4.           Submission of Matters to a Vote of Security Holders..........6
Item 5.           Other Information........................................... 7
Item 6.           Exhibits and Reports on Form 8-K ............................7
                  Signatures...................................................8
                  Exhibit Index................................................9

                                     PART I

Item 1.   Financial Statements

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)

                                                      April 29,      January 29,
                                                        2000            2000
                                                  -------------     ------------
                                                    (Unaudited)
ASSETS
Current assets:
     Cash                                        $      3,571         $    9,473
     Merchandise inventory                             52,447             35,048
     Prepaid expenses and other assets                  3,980              2,291
     Deferred income taxes                              2,184              2,184
                                                       ------              -----
          Total current assets                         62,182             48,996

Leasehold improvements and equipment,
     net of accumulated depreciation
     and amortization                                  31,221             27,425
Deferred income taxes                                   1,032              1,032
Other assets                                            1,558              1,507
Excess of cost over net assets acquired,
     less  accumulated  amortization of
     $10,540 and $10,139 at April 29, 2000
     and January 29, 2000, respectively                29,105             29,506
                                                      -------             ------

          Total assets                            $   125,098         $  108,466
                                                   ============       ==========


















                                   (continued)

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)
                                   (continued)


                                                   April 29,         January 29,
                                                     2000               2000
                                                --------------     -------------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt
       and capital lease obligations               $    1,228         $    1,251
     Accounts payable                                  30,459             19,994
     Income taxes payable                               1,374              4,235
     Accrued expenses                                  19,401             22,275
                                                      -------             ------
               Total current liabilities               52,462             47,755

Revolving credit facility                               9,300                  -
Long-term debt, less current maturities                10,346             10,067
Capital leases and other long-term obligations          1,606              1,658
Deferred rent                                           2,639              2,556
                                                       ------              -----
               Total liabilities                       76,353             62,036
                                                       ------             ------


Stockholders' equity:
     Series A convertible  preferred  stock,
       $0.01 par value;  4,500,000 shares
       authorized,  0 shares issued and
       outstanding  (aggregate  liquidation
       preference of $0) at April 29, 2000 and
       January 29, 2000                                     -                  -

    Series B junior convertible, exchangeable
       preferred stock, $0.01 par value;
       40,000 shares authorized, 0 shares issued
       and outstanding  (aggregate liquidation
       preference of $0 at April 29, 2000
       and January 29, 2000                                 -                  -

    Common stock, $0.01 par value; 35,000,000
       shares authorized and 12,430,342
       shares and 12,390,817 shares issued and
       outstanding at April 29, 2000 and
       January 29, 2000, respectively                     124                124
     Stock subscription notes receivable              (2,542)            (2,710)

     Additional paid-in capital                       108,634            108,091
     Accumulated deficit                             (57,471)           (59,075)
                                                     --------           --------

          Total stockholders' equity                   48,745             46,430
                                                      -------             ------

          Total liabilities and
           stockholders' equity                    $  125,098        $   108,466
                                                     ========            =======




   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       13 Weeks Ended
                                              ----------------------------------
                                                 April 29,          May 1,
                                                    2000             1999
                                              ----------------  ----------------

Net sales                                          $   108,375        $   85,099
Cost of sales                                           70,150            56,108
                                                       -------            ------

  Gross profit                                          38,225            28,991

Selling and administrative expenses                     32,846            26,304
Pre-opening expenses                                     1,698               993
Amortization of intangibles                                589               589
                                                       -------            ------
  Operating income                                       3,092             1,105

Interest expense                                           350               539
                                                       -------            ------

Income before income taxes                               2,742               566


Income taxes                                             1,140               232
                                                       ---------          ------

  Net income                                         $   1,602         $     334
                                                     ===========       =========



Earnings per share:

  Basic                                              $    0.13          $   0.03

  Diluted                                            $    0.12          $   0.03



Weighted average common shares outstanding:

  Basic                                                 12,412            12,107
  Diluted                                               12,828            12,577











   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                          13 Weeks Ended
                                                 -------------------------------
                                                    April 29,           May 1,
                                                      2000               1999
                                                 ---------------   -------------
Cash flows from operating activities:
  Income from operating activities              $        1,602        $     334

  Adjustments  to  reconcile  net  income  to
  net  cash  used  in  operating activities:
     Depreciation                                        2,245            1,429
     Amortization of intangibles                           589              589
     Amortization of debt discount                         279              276
     Loss on disposal of equipment                         280               71
     Deferred rent expense                                 111               21
     Changes in operating assets and liabilities:
          Merchandise inventory                        (17,399)          (4,837)
          Prepaid expenses and other assets             (1,654)          (3,200)
          Accounts payable                              10,465            6,848
          Accrued expenses and other liabilities        (6,161)          (4,998)
                                                         ------          -------


Net cash used in operating activities                   (9,643)          (3,467)


Cash flows used in investing activities:
  Purchase of leasehold improvements and equipment      (5,553)          (3,266)
                                                        -------          -------

Net cash used in investing activities                   (5,553)          (3,266)
                                                        -------          -------












                                   (continued)

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                  (Continued)


                                                          13 Weeks Ended
                                                --------------------------------
                                                    April 29,           May 1,
                                                      2000               1999
                                                --------------      ------------
Cash flows from financing activities:
  Borrowings on revolving credit facility             51,694             98,890
  Payments on revolving credit facility              (42,394)           (89,347)
  Payments of long-term debt and
    capital lease obligations                            (70)            (1,125)
  Repurchase of warrants                                   -               (288)
  Payment of deferred debt issuance costs               (250)                 -
  Payments of stock subscription notes receivable        169                 30
  Proceeds from exercise of stock options                145                 11
                                                      -------           --------

Net cash provided by financing activities              9,294              8,171
                                                     --------           --------

Net increase (decrease) in cash                       (5,902)             1,438

Cash at the beginning of the period                    9,473              3,124
                                                     --------           --------

Cash at the end of the period                    $     3,571        $     4,562
                                                  ===========        ===========

Supplemental disclosure of
 cash flow  information:
  Cash paid during the period for:
          Interest                               $        47        $       170
          Income taxes                           $     4,001        $     2,647




















   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)      Unaudited Interim Financial Statements

         The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended January 29, 2000 included in the Factory 2-U Stores, Inc. (the "Company") Form 10-K as filed with the Securities and Exchange Commission.

         In the opinion of management, the unaudited financial statements as of and for the 13 weeks ended April 29, 2000 and May 1, 1999 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      New Accounting Pronouncements

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS No. 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for the Company's first quarter in the fiscal year beginning February 4, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

(3)      Revolving Credit Facility

         In March 2000, the Company entered into a $50.0 million revolving credit facility with a financial institution and terminated the prior revolving credit facility. Under the new revolving credit facility the Company may borrow up to 70% of its eligible inventory and 85% of its eligible accounts receivables, as defined, not to exceed $50.0 million. The new credit facility also provides a $5.0 million sub-facility for letters of credit. Interest on the credit facility is at the prime rate, or at the Company's election, LIBOR plus 2.0%. Under the terms of the new credit facility, the interest rate may increase or decrease subject to earnings, as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 2.50%. The new credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. The Company is obligated to pay fees equal to 0.125% per annum on the unused amount of the new credit facility. The new credit facility is secured by a first lien on accounts receivable and inventory and requires the Company to maintain specified levels of tangible net worth in the event that its borrowing availability is less than a specified amount.

         At April 29, 2000, the prime interest rate in effect was 9.0%. At April 29, 2000, based on its eligible inventory and accounts receivable, the Company had $42.0 million available to borrow under the revolving credit facility. Of the $42.0 million available to borrow, the Company had $9.3 million outstanding.

(4)      Long-term Debt

         As of April 29, 2000, the Company had outstanding long-term indebtedness, less current maturities, of $10.3 million. The long-term indebtedness consists of the New Junior Subordinated Notes which are non-interest bearing and are reflected on the Company's balance sheets at the present value using a discount rate of 10%. As of April 29, 2000, the New Junior Subordinated Notes had a face value of $16.3 million and a related unamortized discount of $5.0 million, resulting in a net carrying value of $11.3 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. The Company made a principal payment on the New Junior Subordinated Notes of $1.0 million in December 1999. Additional principal payments are scheduled on December 31, 2000 ($1.0 million), December 31, 2001 and December 31, 2002 ($2.0 million), December 31, 2003 and December 31, 2004 ($3.0 million) and on May 28, 2005 ($5.3 million).

(5)      Earnings per Share

         The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings per share are computed based on the weighted average shares outstanding. Diluted earnings per share are computed based on the weighted average shares outstanding and potentially dilutive common equivalent shares.
                                      F-7

         At April 29, 2000, there were 411,785 anti-dilutive stock options outstanding.

(6)      Provision for Income Taxes

         The Company recorded a $1.1 million provision for income taxes for the 13 weeks ended April 29, 2000. The provision for income taxes is based upon the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to ongoing review and evaluation.

(7)      Stock Options and Warrants

         As of April 29, 2000, options to purchase 1,436,354 shares of the Company's common stock were outstanding. Of those stock options, 250,348 options will become exercisable once specified market price hurdles for the Company's common stock have been achieved and maintained for 60 consecutive trading days (92,961 will become exercisable at a market price hurdle of $24.89; 78,693 will become exercisable at $33.19; and 78,694 will become exercisable at $49.78). When the market price of the Company's common stock reaches $24.89, $33.19 and $49.78 for the specified periods of time, the Company will be required to record aggregate non-cash compensation expense in the minimum amounts of $1.6 million, $2.0 million and $3.3 million, respectively.

         At April 29, 2000, warrants to purchase 82,690 shares of the Company's common stock at $19.91 per share were outstanding.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

General

Management's discussion of the results of operations provides analysis of the Company's operations for the 13 weeks ended April 29, 2000 and May 1, 1999.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of April 29, 2000, the Company operated 203 stores compared to 169 as of May 1, 1999. The Company opened 25 new stores and closed 9 stores during the current period.


13 Weeks Ended April 29, 2000 Compared to the 13 Weeks Ended May 1, 1999

Net sales were $108.4 million for the 13 weeks ended April 29, 2000 compared to $85.1 million for the 13 weeks ended May 1, 1999, an increase of $23.3 million, or 27.4%. Comparable store sales increased 4.0%.

Gross profit was $38.2 million for the 13 weeks ended April 29, 2000 compared to $29.0 million for the 13 weeks ended May 1, 1999, an increase of $9.2 million, or 31.9%. As a percentage of net sales, gross profit was 35.3% for the 13 weeks ended April 29, 2000 compared to 34.1% for the 13 weeks ended May 1, 1999. The increase in gross profit as a percentage of net sales was primarily attributable to a higher initial markup on purchases, lower markdown volume and lower inventory shrinkage.

Selling and administrative expenses were $32.8 million for the 13 weeks ended April 29, 2000 compared to $26.3 million for the 13 weeks ended May 1, 1999, an increase of $6.5 million, or 24.9%. As a percentage of net sales, selling and administrative expenses were 30.3% for the 13 weeks ended April 29, 2000 and 30.9% for the 13 weeks ended May 1, 1999. Approximately $6.3 million of the increase was related to sales volume and new store growth. Selling and administrative expenses as apercentage of net sales decreased due to sales volume leverage.

Interest expense was $350,000 for the 13 weeks ended April 29, 2000 compared to $539,000 for the 13 weeks ended May 1, 1999, a decrease of $189,000. The decrease was due to lower average outstanding borrowings on the revolving credit facility.

Income taxes were $1.1 million for the 13 weeks ended April 29, 2000 and $232,000 for the 13 weeks ended May 1, 1999. Income taxes increased as a result of higher taxable income versus the same period a year ago.

Net income was $1.6 million for the 13 weeks ended April 29, 2000 compared to $334,000 for the 13 weeks ended May 1, 1999. The increase in net income was a result of the operating and other factors cited above.

Liquidity and Capital Resources

General

As of April 29, 2000, the Company had outstanding indebtedness of $22.5 million.

The Company finances its operations through credit provided by vendors and other suppliers, amounts borrowed under its $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts which may be borrowed under the revolving credit facility are based on a percentage of eligible inventory and accounts receivable, as defined, outstanding from time to time, as more fully described in Note 3 of Notes to Financial Statements.

Management believes that the Company's sources of cash, including the revolving credit facility, will be adequate to finance its operations, capital requirements and debt obligations as they become due for at least the next twelve months. See Notes 3 and 4 of Notes to Financial Statements.

Capital Expenditures

The Company anticipates capital expenditures of approximately $13.6 million during the remainder of the current fiscal year ending February 3, 2001 which include costs to open approximately 35 new stores, to renovate 13 existing stores, to construct a new distribution center, to upgrade information systems and to renovate and expand our administrative offices. Management believes that future capital expenditures will be financed from internal cash flow and borrowings under the revolving credit facility.

Inflation

In general, the Company believes that inflation has had no recent material impact on operations and none is anticipated in the next fiscal year.

Minimum Wage Increases

The Company employs, both in its stores and in its corporate headquarters, a substantial number of employees who earn hourly wages near or at the minimum wage. Actions by both the federal and certain state governments have increased and may continue to increase the hourly wages that the Company must pay to such employees. Historically, the Company has mitigated such increases through policies to manage its ratio of wages to sales. However, the Company can make no assurances that these measures and other steps taken will be adequate to control the impact of any hourly wage increases in the future and may have a negative impact on profitability in the future.

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


Year 2000 Issue

The Year 2000 issue was the result of computer systems and software products coded to accept only 2 digit entries in the date code field. This could have resulted in system failure or the generation of erroneous data in systems that do not properly recognize such information.

The Company diligently addressed the potential Year 2000 issue by utilizing both internal and external resources as applicable, to identify, correct or reprogram its internal systems for Year 2000 compliance. In fiscal 1999, the Company implemented a new integrated software package to support future growth and to address issues associated with the Year 2000 at a cost of approximately $2.8 million.

To date, the Company has not experienced any significant business disruptions or system failures as a result of the Year 2000 issue and none of its major vendors, service providers and customers has reported substantial Year 2000 related problems.

Although the Year 2000 event has occurred, and while there can be no assurance that there will be no problems related to the Year 2000 issue after January 1, 2000, the Company believes it will not be adversely impacted by the Year 2000 issue.


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

Certain statements in this Form 10-Q, or in documents incorporated by reference into this Form 10-Q, are forward-looking statements. Those forward-looking statements are subject to uncertainties that may cause the actual results to differ from the results anticipated by the forward-looking statements. Factors which may cause actual results to differ from those anticipated by forward-looking statements include, among others, general economic and business conditions (both nationally and in the regions in which we operate); government regulations (including regulations regarding temporary immigration of agricultural works and minimum wages of agricultural and other workers); claims asserted against us; competition; changes in our business strategy or development plans; difficulties attracting and retaining qualified personnel; the inability to obtain adequate quantities of merchandise at favorable prices; and the other factors described in the Company's other filings with the Securities and Exchange Commission. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will save the expected effects on the Company or its business or operations.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk on its fixed rate debt obligations. At April 29, 2000, fixed rate debt obligations totaled $16.3 million. The fixed rate debt obligations are non-interest bearing and are discounted at a rate of 10%, resulting in a net carrying value of $11.3 million. Maturities are $1.0 million, $2.0 million, $2.0 million, $3.0 million, $3.0 million and $5.3 million in fiscal year 2000, 2001, 2002, 2003, 2004 and 2005, respectively. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, the Company is unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and the Company is unable to determine the market interest rate at which alternate financing would have been available at April 29, 2000.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

                  None.

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


FACTORY 2-U STORES, INC.

Date: May 23, 2000




By:    /s/  Douglas C. Felderman
       ------------------------------------------------------
       Name:  Douglas C. Felderman
         Title: Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number Description Page

11.1   Computation of earnings per share                                      10
27     Financial Data Schedule (for EDGAR filing only)                        11

EXHIBIT 11.1


                        COMPUTATION OF EARNINGS PER SHARE
                      (in thousands, except per share data)


                                                        13 weeks ended
                                               ---------------------------------
                                               April 29, 2000        May 1, 1999
                                               --------------       ------------

    Net income                                    $    1,602        $        334

    Weighted average number of
     common shares outstanding                        12,412              12,107

    Effect of dilutive securities:
     Warrants that are common stock equivalents           21                   -
     Options that are common stock equivalents           395                 470

    Adjusted common shares outstanding used
     for diluted computation                          12,828              12,577


    Earnings per share:
          Basic                                   $     0.13          $     0.03
          Diluted                                 $     0.12          $     0.03