Form 10-Q
period 2000-07-29
FACTORY 2 U STORES INC
filed 2000-09-08
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2000
                                 --------------



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

The number of shares outstanding of the registrant's of common stock, as of July 29, 2000, was 12,603,831 shares.

                            FACTORY 2-U STORES, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Factory 2-U Stores, Inc. Balance Sheets as of July 29, 2000
(Unaudited) and January 29, 2000 ............................................F-1

Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
13 weeks ended July 29, 2000 and July 31, 1999...............................F-3

Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
26 weeks ended July 29, 2000 and July 31, 1999 ..............................F-4

Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
26 weeks ended July 29, 2000 and July 31, 1999 ..............................F-5

Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited) ..........F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..............................................3

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings 8
Item 2.     Changes in Securities and Use of Proceeds..........................8
Item 3.     Defaults Upon Senior Securities....................................8
Item 4.     Submission of Matters to a Vote of Security Holders................8
Item 5.     Other Information 9
Item 6.     Exhibits and Reports on Form 8-K ..................................9
              Signatures        ..............................................10
              Exhibit Index     ..............................................11

                                     PART I

Item 1.   Financial Statements

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)

                                                                    July 29,          January 29,
                                                                      2000                2000
                                                                ----------------    -----------------
                                                                  (Unaudited)
ASSETS
Current assets:
     Cash                                                            $     6,897          $    9,473
     Merchandise inventory                                                65,302              35,048
     Prepaid expenses and other assets                                     6,007               2,291
     Deferred income taxes                                                 2,184               2,184
                                                                          ------              ------
          Total current assets                                            80,390              48,996

Leasehold improvements and equipment,
     net of accumulated depreciation and amortization                     33,831              27,425
Deferred income taxes                                                      1,032               1,032
Other assets                                                               1,363               1,507
Excess of cost  over net  assets  acquired,
    less  accumulated  amortization  of
    $10,941 and $10,139 at July 29, 2000 and
    January 29, 2000, respectively                                        28,704              29,506
                                                                         -------             -------

          Total assets                                               $   145,320         $   108,466
                                                                    ============         ===========


















                                   (continued)

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)
                                   (continued)


                                                                    July 29,          January 29,
                                                                      2000                2000
                                                                ----------------   -----------------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt
        and capital lease obligations                                $     1,206         $     1,251
     Accounts payable                                                     43,946              19,994
     Income taxes payable                                                  1,774               4,235
     Accrued expenses                                                     21,729              22,275
                                                                         -------             -------
               Total current liabilities                                  68,655              47,755

Revolving credit facility                                                  7,000                   -
Long-term debt, less current maturities                                   10,632              10,067
Capital leases and other long-term obligations                             1,498               1,658
Deferred rent                                                              2,821               2,556
                                                                          ------              ------
               Total liabilities                                          90,606              62,036


Stockholders' equity:
     Series A 9-1/2%  convertible  preferred stock,
     $0.01 par value;  4,500,000 shares  authorized,
     0 shares issued and outstanding at July 29, 2000
     and January 29, 2000                                                      -                   -

     Series B junior convertible, exchangeable preferred stock,
     $0.01 par value; 40,000 shares authorized, 0 shares issued
     and outstanding at July 29, 2000 and January 29, 2000                     -                   -

     Common stock, $0.01 par value; 35,000,000 shares authorized,
     12,603,831 and 12,390,817  shares  issued and outstanding
     at July 29,  2000 and January 29, 2000, respectively                    126                 124

     Stock subscription notes receivable                                 (2,542)             (2,710)
     Additional paid-in capital                                          112,941             108,091
     Accumulated deficit                                                (55,811)            (59,075)
                                                                        --------            --------

          Total stockholders' equity                                      54,714              46,430
                                                                        --------             -------

          Total liabilities and stockholders' equity                 $   145,320         $   108,466
                                                                     ===========         ===========



   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                         13 Weeks Ended
                                                                ----------------------------------
                                                                    July 29,           July 31,
                                                                      2000              1999
                                                                 ---------------  ----------------
Net sales                                                            $   116,678        $    91,931
Cost of sales                                                             74,543             58,272
                                                                         -------           --------
  Gross profit
                                                                          42,135             33,659

Selling and administrative expenses (exclusive of non-cash
   stock-based compensation expense shown below)                          36,112             29,282
Pre-opening expenses                                                         664              1,072
Amortization of intangibles                                                  559                590
Condemnation award                                                       (1,240)                  -
Stock-based compensation expense                                           2,751                  -
                                                                          ------                  -
  Operating income                                                         3,289              2,715

Interest expense                                                             473                663
                                                                          ------             ------

Income before income taxes                                                 2,816              2,052

Income taxes                                                               1,155                841
                                                                       ---------            -------

  Net income                                                          $    1,661        $     1,211
                                                                     ===========        ===========


Earnings per share:
  Basic                                                               $     0.13        $      0.10
  Diluted                                                             $     0.13        $      0.09



Weighted average common shares outstanding:
  Basic                                                                   12,492             12,159
  Diluted                                                                 13,030             12,838











   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                         26 Weeks Ended
                                                                 -----------------------------------
                                                                    July 29,          July 31,
                                                                      2000              1999
                                                                 ---------------  ------------------
Net sales                                                             $  225,053        $    177,030
cost of sales
                                                                         144,693             114,380
                                                                        --------            -------
  Gross profit
                                                                          80,360              62,650

Selling and administrative expenses (exclusive of non-cash
   stock-based compensation expense shown below)                          68,958              55,586
Pre-opening expenses                                                       2,362               2,064
Amortization of intangibles                                                1,148               1,179
Condemnation award                                                       (1,240)                   -
Stock-based compensation expense                                           2,751                   -
                                                                        --------            --------
  Operating income                                                         6,381               3,821

Interest expense                                                             823               1,202
                                                                        --------            --------

Income before income taxes                                                 5,558               2,619

Income taxes                                                               2,295               1,074
                                                                        --------            --------

  Net income                                                          $    3,263          $     1,545
                                                                      ==========          ===========


Earnings per share:
   Basic                                                              $     0.26         $      0.13
   Diluted                                                            $     0.25         $      0.12

Weighted average common shares outstanding:
  Basic                                                                   12,452              12,133
  Diluted                                                                 12,929              12,707















   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                         26 Weeks Ended
                                                                -------------------------------
                                                                    July 29,         July 31,
                                                                      2000             1999
                                                               ----------------- ---------------
Cash flows from operating activities:
     Income from operating activities                                 $    3,263      $    1,545
     Adjustments to reconcile income to net cash
          used in operating activities:
               Depreciation                                                4,743           2,983
               Amortization of intangibles                                 1,148           1,179
               Amortization of debt discount                                 565             559
               Loss on disposal of equipment                                 554             468
               Deferred rent expense                                         277              62
               Stock-based compensation expense                            2,751               -
               Other non-cash items                                           79             144
               Changes in operating assets and liabilities:
                    Merchandise inventory                               (30,254)        (14,055)
                    Prepaid expenses and other assets                    (4,020)         (1,971)
                    Accounts payable                                      23,952           9,228
                    Accrued expenses and other liabilities               (3,531)         (2,819)
                                                                ----------------   --------------

Net cash used in operating activities                                      (473)         (2,677)
                                                                ----------------   --------------

Cash flows used in investing activities:
     Purchase of leasehold improvements and equipment                   (10,265)         (7,339)
                                                                ----------------   --------------

Net cash used in investing activities                                   (10,265)         (7,339)
                                                               -----------------   --------------


















                                  (continued)

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Continued)


                                                                         26 Weeks Ended
                                                               -------------------------------------
                                                                    July 29,            July 31,
                                                                      2000                1999
                                                               -----------------   -----------------
Cash flows from financing activities:
     Borrowings on revolving credit facility                              77,011             201,847
     Payments on revolving credit facility                              (70,011)           (188,236)
     Payments on notes payable and capital lease obligations               (136)             (1,263)
     Repurchase of warrants                                                    -               (457)
     Proceeds from exercise of stock options and warrants                  1,404                 669
     Payments of deferred financing costs                                  (275)                   -
     Payments of stock subscription notes receivable                         169                 201
                                                                          ------              ------

Net cash provided by financing activities                                  8,162              12,761
                                                                          ------              ------

Net increase (decrease) in cash                                          (2,576)               2,745

Cash at the beginning of the period                                        9,473               3,124
                                                                          ------              ------
Cash at the end of the period                                        $     6,897         $     5,869
                                                                     ===========         ===========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
          Interest                                                   $       257         $       582
          Income taxes                                               $     4,587         $     2,761
















   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)      Unaudited Interim Financial Statements

         Our accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with our financial statements for the fiscal year ended January 29, 2000 included in our Form 10-K as filed with the Securities and Exchange Commission.

         In the opinion of our management, the unaudited financial statements as of and for the 13 and 26 weeks ended July 29, 2000 and July 31, 1999 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB was amended by SAB 101B, which defers the effective date for all registrants with fiscal years that begin after December 15, 1999 to allow for the option of implementing no later than the fourth quarter of fiscal 2000. Our management has reviewed the impact of SAB No. 101 on our financial statements, and does not believe that its adoption will have a material impact on our financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS No. 137, which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for our first quarter in the fiscal year beginning February 4, 2001 and we do not expect it to have a material effect on our financial position or results of operations.

(3)      Revolving Credit Facility

         In March 2000, we entered into a new $50.0 million revolving credit facility with a financial institution and terminated a prior revolving credit facility. Under the new revolving credit facility we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivables, as defined, up to $50.0 million. The new credit facility also provides a $5.0 million sub-facility for letters of credit. As of July 29, 2000, interest on the credit facility is at the prime rate, or at our election, LIBOR plus 1.50%. Under the terms of the new credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 2.50%. The new credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the new credit facility. The new credit facility is secured by a first lien on accounts receivable and inventory and requires us to maintain specified levels of tangible net worth in the event that our borrowing availability is less than a specified amount.

         At July 29, 2000, based on eligible inventory and accounts receivable, we had $42.3 million available to borrow under the revolving credit facility. Of the $42.3 million available to borrow, we had a $7.0 million 30-day LIBOR loan outstanding and the effective interest rate was 8.15%.

(4)      Long-term Debt

         As of July 29, 2000, we had outstanding long-term indebtedness, less current maturities, of $10.6 million. The long-term indebtedness consists of the New Junior Subordinated Notes, which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of July 29, 2000, the New Junior
         Subordinated Notes had a face value of $16.3 million and a related unamortized discount of $4.7 million, resulting in a net carrying value of $11.6 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the New Junior Subordinated Notes of $1.0 million in December 1999. Additional principal payments are scheduled on December 31, 2000 ($1.0 million), December 31, 2001 and December 31, 2002 ($2.0 million), December 31, 2003 and December 31, 2004 ($3.0 million) and on May 28, 2005 ($5.3 million).

(5)      Earnings per Share

         We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings per share are computed based on the weighted average shares outstanding. Diluted earnings per share are computed based on the weighted average shares outstanding and potentially dilutive common equivalent shares.

         At July 29, 2000 and July 31, 1999, we had 15,500 and no anti-dilutive stock options outstanding, respectively.

(6)      Provision for Income Taxes

         We recorded a $1.2 million provision for income taxes for the 13 weeks ended July 29, 2000. The provision for income taxes is based upon our estimated effective tax rate for the entire fiscal year. Our estimated effective tax rate is subject to ongoing review and evaluation.

(7)      Stock Options and Warrants

         On July 12, 2000, our common stock achieved a market price of $24.89 or greater for 60 consecutive trading days. As a result, 92,961 stock options with a market price hurdle of $24.89 became exercisable and we recorded non-cash stock-based compensation expense of $2.8 million.

         As of July 29, 2000, we had options to purchase 1,406,424 shares of our common stock outstanding. Subsequent to July 29, 2000, 71,419 of these stock options became exercisable when our common stock achieved a market price of $33.19 or greater for 60 consecutive trading days. Consequently, we will record non-cash stock-based compensation expense of $2.1 million in the quarter ending October 28, 2000.

         An additional 71,417 stock options will become exercisable once our common stock has achieved and maintained a price of $49.78 for 60 consecutive trading days. At that time, we will be required to record non-cash compensation expense in the minimum amount of $3.0 million.

         At July 29, 2000, warrants to purchase 82,690 shares of our common stock outstanding with an exercise price of $19.91 per share.

(8)      Condemnation Award

         In October 1998, the City of San Diego filed an action in San Diego County Superior Court seeking condemnation of real property leased by us for our store located in downtown San Diego, California. In July 2000, we reached a settlement with the City in which the City paid us $1.2 million for our loss of goodwill, recovery for the value of property, plant and equipment abandoned and loss of operating income.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

General

Management's discussion of the results of operations provides analysis of our operations during the 13 and 26 weeks ended July 29, 2000 and July 31, 1999.

Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of July 29, 2000, we operated 211 stores compared to 178 as of July 31, 1999.

13 Weeks Ended July 29, 2000 Compared to the 13 Weeks Ended July 31, 1999

Net sales were $116.7 million for the 13 weeks ended July 29, 2000 compared to $91.9 million for the 13 weeks ended July 31, 1999, an increase of $24.7 million, or 26.9%. Comparable store sales increased 2.7%. We opened 11 new stores and closed 3 stores during the current period.

Gross profit was $42.1 million for the 13 weeks ended July 29, 2000 compared to $33.7 million for the 13 weeks ended July 31, 1999, an increase of $8.5 million, or 25.2%. As a percentage of net sales, gross profit was 36.1% for the 13 weeks ended July 29, 2000 compared to 36.6% for the 13 weeks ended July 31, 1999. The gross profit percentage of 36.6% for the 13 weeks ended July 31, 1999 was favorably impacted by approximately 80 basis points. This favorable impact was the result of refinements in our costing of inventory in the second quarter of last year. These refinements were related to the implementation of a new merchandise software package installed in the first quarter of last year. Giving effect for this improved costing information, gross profit margin for the 13 weeks ended July 29, 2000 improved 30 basis points to 36.1%. This improvement was the result of improved merchandise mark-up and lower inventory shrink.

Selling and administrative expenses were $36.1million for the 13 weeks ended July 29, 2000 compared to $29.3 million for the 13 weeks ended July 31, 1999, an increase of $6.8 million, or 23.3%. The increase in spending was related to the growth of new stores. As a percentage of net sales, selling and administrative expenses were 31.0% for the 13 weeks ended July 29, 2000 and 31.9% for the 13 weeks ended July 31, 1999. The improvement in the selling and administrative ratio was due to sales volume leverage.

Pre-opening expenses were $0.7 million for the 13 weeks ended July 29, 2000 compared to $1.1 million for the 13 weeks ended July 31, 1999, a decrease of $0.4 million, or 38.1%. Pre-opening expenses were higher last year due to our remodel program last year during which we completed 70 remodels.

We recorded a non-recurring gain of $1.2 million for the 13 weeks ended July 29, 2000 related to a condemnation award from the City of San Diego for a store located in downtown San Diego, California. See Note 8 of "Notes to Financial Statements."

We recorded non-cash stock-based compensation expense of $2.8 million for the 13 weeks ended July 29, 2000 related to certain performance based stock options. See Note 7 of "Notes to Financial Statements."

Interest expense was $0.5 million for the 13 weeks ended July 29, 2000 compared to $0.7 million for the 13 weeks ended July 31, 1999, a decrease of $0.2 million. The decrease was due to lower average outstanding borrowings on our revolving credit facility.

Income taxes were $1.2 million for the 13 weeks ended July 29, 2000 and $0.8 million for the 13 weeks ended July 31, 1999. Income taxes increased as a result of higher taxable income versus the same period a year ago.

Net income was $1.7 million for the 13 weeks ended July 29, 2000 compared to $1.2 million for the 13 weeks ended July 31, 1999. The increase in net income was a result of the operating and other factors cited above.

26 Weeks Ended July 29, 2000 Compared to the 26 Weeks Ended July 31, 1999

Net sales were $225.1 million for the 26 weeks ended July 29, 2000 compared to $177.0 million for the 26 weeks ended July 31, 1999, an increase of $48.0 million, or 27.1%. Comparable store sales increased 3.4%. We opened 36 new stores and closed 12 stores during the current period.

Gross profit was $80.4 million for the 26 weeks ended July 29, 2000 compared to $62.7 million for the 26 weeks ended July 31, 1999, an increase of $17.7 million, or 28.3%. As a percentage of net sales, gross profit was 35.7% for the 26 weeks ended July 29, 2000 compared to 35.4% for the 26 weeks ended July 31, 1999. The increase in gross profit as a percentage of net sales was primarily attributable to a higher initial markup on merchandise purchases and lower inventory shrink.

Selling and administrative expenses were $69.0 million for the 26 weeks ended July 29, 2000 compared to $55.6 million for the 26 weeks ended July 31, 1999, an increase of $13.4 million, or 24.1%. The increase in spending was related to the growth of new stores. As a percentage of net sales, selling and administrative expenses were 30.6% for the 26 weeks ended July 29, 2000 and 31.4% for the 26 weeks ended July 31, 1999. The improvement in the selling and administrative expense ratio was due to sales volume leverage.

Pre-opening expenses were $2.4 million for the 26 weeks ended July 29, 2000 compared to $2.1 million for the 26 weeks ended July 31, 1999, an increase of $0.3 million, or 14.4%. The increase in pre-opening expenses was related to greater pre-opening expenses for 36 new stores this year versus 19 new store openings and 70 remodels last year.

We recorded a non-recurring gain of $1.2 million for the 26 weeks ended July 29, 2000 related to a condemnation award from the City of San Diego for a store located in downtown San Diego, California. See Note 8 of "Notes to Financial Statements."

We recorded non-cash stock-based compensation expense of $2.8 million for the 26 weeks ended July 29, 2000 related to certain performance based stock options. See Note 7 of "Notes to Financial Statements."

We recorded a non-recurring gain in the amount of $1.2 million for the 26 weeks ended July 29, 2000 related to a condemnation award from the City of San Diego for a store located in downtown San Diego, California.

Interest expense was $0.8 million for the 26 weeks ended July 29, 2000 compared to $1.2 million for the 26 weeks ended July 31, 1999, a decrease of $0.4 million. The decrease was due to lower average outstanding borrowings on our revolving credit facility.

Income taxes were $2.3 million for the 26 weeks ended July 29, 2000 and $1.1 million for the 26 weeks ended July 31, 1999. Income taxes increased as a result of higher taxable income versus the same period a year ago.

Net income was $3.3 million for the 26 weeks ended July 29, 2000 compared to $1.5 million for the 26 weeks ended July 31, 1999. The increase in net income was a result of the operating and other factors cited above.

Liquidity and Capital Resources

General

As of July 29, 2000, we had outstanding indebtedness and capital leases of $20.3 million.

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts which may be borrowed under the revolving credit facility are based on a percentage of eligible inventory and accounts receivable, as defined, outstanding from time to time, as more fully described in Note 3 of Notes to Financial Statements. At July 29, 2000, based on our eligible inventory and accounts receivable, we had $42.3 million available to borrow under our revolving credit facility. Of the $42.3 million available to borrow, we had a $7.0 million 30-day LIBOR loan outstanding and the effective interest rate was 8.15%.

Our management believes that our sources of cash, including the revolving credit facility, will be adequate to finance operations, capital requirements and debt obligations as they become due for at least the next twelve months. See Notes 3 and 4 of Notes to Financial Statements.

Capital Expenditures

We anticipate capital expenditures of approximately $11.0 million during the remainder of the current fiscal year ending February 3, 2001, which include costs to open approximately 26 new stores, to construct a new distribution center, to upgrade information systems and to renovate and expand our administrative offices. Our management believes that internal cash flow and borrowings under the revolving credit facility will be sufficient to fund future capital expenditures.

Inflation

In general, we believe that inflation has had no recent material impact on operations and none is anticipated in the next fiscal year.

Minimum Wage Increases

We employ, both in our stores and in our corporate headquarters, a substantial number of employees who earn hourly wages near or at the minimum wage. Actions by both the federal and certain state governments have increased and may continue to increase the hourly wages that we must pay to our employees. Historically, we have mitigated these increases through policies to manage our ratio of wages to sales. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of any hourly wage increases in the future and they may have a negative impact on profitability in the future.

Seasonality and Quarterly Fluctuations

We historically have realized our highest level of sales and income during the third and fourth quarters of our fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and Holiday (November and December) seasons. The seasonally lower sales in our first two quarters (February through July), can result in losses during those quarters even in years in which we will have full year profits.

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

To date, we have not experienced any significant business disruptions or system failures as a result of the Year 2000 issue and none of our major vendors, service providers and customers has reported substantial Year 2000 related problems.

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

Certain statements in this Form 10-Q, or in documents incorporated by reference into this Form 10-Q, are forward-looking statements. Those forward-looking statements are subject to uncertainties that may cause the actual results to differ from the results anticipated by the forward-looking statements. Factors which may cause actual results to differ from those anticipated by forward-looking statements include, among others, general economic and business conditions (both nationally and in the regions in which we operate); government regulations (including regulations regarding temporary immigration of agricultural works and minimum wages of agricultural and other workers); claims asserted against us; competition; changes in our business strategy or development plans; difficulties attracting and retaining qualified personnel; the inability to obtain adequate quantities of merchandise at favorable prices; and the other factors described in our other filings with the Securities and Exchange Commission. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments that we anticipate will be realized or that they will have the expected effects on our business or operations.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our fixed rate debt obligations. At July 29, 2000, our fixed rate debt obligations totaled $16.3 million. The fixed rate debt obligations are non-interest bearing and are discounted at a rate of 10%, resulting in a net carrying value of $11.6 million. Maturities are $1.0 million, $2.0 million, $2.0 million, $3.0 million, $3.0 million and $5.3 million in fiscal year 2000, 2001, 2002, 2003, 2004 and 2005, respectively. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at July 29, 2000.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

                  None.

Item 2.   Changes in Securities and Use of Proceeds
                  None.

Item 3.   Defaults Upon Senior Securities
                  None.

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 27, 2000. H. Whitney Wagner was elected a director at the meeting with 10,673,639 votes cast for and 663,785 votes withheld. Other directors whose terms of office continued after the meeting were as follows: Peter V. Handal, Ira Neimark, Ronald Rashkow, Michael
M. Searles and Wm. Robert Wright II.

Other matters voted on and approved at the meeting and the results of those votes were as follows:

          To approve the Factory 2-U Stores, Inc. Employee Stock Purchase Plan

          Votes for:                       10,023,015
          Votes against:                      318,718
          Withheld:                            18,212


         To approve an amendment to the Amended and Restated Factory 2-U Stores, Inc. 1997 Stock Option Plan which increases by 350,000 the number of shares of common stock issuable upon exercise of options from 1,807,980 to 2,157,980

          Votes for:                      6,816,533
          Votes against:                  3,317,844
          Withheld:                         225,568


          Ratification of Arthur Andersen LLP as independent accountants

          Votes for:                     10,782,276
          Votes against:                    538,616
          Abstentions:                       16,041

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

Date: September 7, 2000




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

EXHIBIT 11.1



                        COMPUTATION OF EARNINGS PER SHARE
                      (in thousands, except per share data)

                                                         13 weeks ended                        26 weeks ended
                                                         --------------                        --------------
                                                 July 29, 2000      July 31, 1999        July 29, 2000    July 31, 1999
                                                 -------------      -------------        -------------    -------------

Net income                                         $    1,661         $    1,211           $    3,263       $   1,545


Weighted average number of common shares
outstanding                                            12,492             12,159               12,452          12,133

Effect of dilutive securities:

     Warrants that are common stock                        38                 36                   29              18
equivalents

     Options that are common stock equivalents            500                643                  448             556

Adjusted common shares outstanding used for
diluted computation                                    13,030             12,838               12,929          12,707

Earnings per share:

  Basic                                            $     0.13         $     0.10           $     0.26       $    0.13
  Diluted                                          $     0.13         $     0.09           $     0.25       $    0.12
