Form 10-Q
period 2000-10-28
FACTORY 2 U STORES INC
filed 2000-12-11
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 28, 2000
                                                 ----------------

                                       Or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ___________________
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

The number of shares outstanding of the registrant's of common stock, as of October 28, 2000, was 12,738,280 shares.

                            FACTORY 2-U STORES, INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Factory 2-U Stores, Inc. Balance Sheets as of October 28, 2000
         (Unaudited) and January 29, 2000 ...................................F-1

         Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
         13 weeks ended October 28, 2000 and October 30, 1999................F-3

         Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
         39 weeks ended October 28, 2000 and October 30, 1999 ...............F-4

         Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
         39 weeks ended October 28, 2000 and October 30, 1999 ...............F-5

         Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited) .F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................... 8
Item 2.  Changes in Securities and Use of Proceeds.............................8
Item 3.  Defaults Upon Senior Securities.......................................8
Item 4.  Submission of Matters to a Vote of Security Holders...................8
Item 5.  Other Information 8
Item 6.  Exhibits and Reports on Form 8-K .....................................8
         Signatures        ....................................................9
         Exhibit Index     ...................................................10

                                     PART I

Item 1.   Financial Statements

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)


                                                 October 28,        January 29,
                                                     2000              2000
                                               --------------     --------------
                                                 (Unaudited)
ASSETS
Current assets:
  Cash                                           $     4,530          $    9,473
  Merchandise inventory                               77,436              35,048
  Prepaid expenses and other assets                    4,622               2,291
  Deferred income taxes                                2,950               2,184
                                                     -------             -------
       Total current assets                           89,538              48,996

Leasehold improvements and equipment,
  net of accumulated depreciation
  and amortization                                    38,578              27,425
Deferred income taxes                                  2,756               1,032
Other assets                                           1,256               1,507
Excess of cost  over net  assets  acquired,
  less  accumulated  amortization  of
  $11,341 and $10,139 at October 28, 2000 and
  January 29, 2000, respectively                      28,304              29,506
                                                     -------              ------

    Total assets                                 $   160,432         $   108,466
                                                 ===========         ===========


















                                   (continued)

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)
                                   (continued)


                                                  October 28,        January 29,
                                                     2000                2000
                                                --------------    --------------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt
    and capital lease obligations                $     1,177         $     1,251
  Accounts payable                                    43,998              19,994
  Income taxes payable                                 3,128               4,235
  Accrued expenses                                    20,021              22,275
                                                     -------              ------
       Total current liabilities                      68,324              47,755

Revolving credit facility                             13,000                   -
Long-term debt, less current maturities               10,926              10,067
Capital leases and other long-term obligations         1,439               1,658
Deferred rent                                          3,082               2,556
                                                     -------             -------
         Total liabilities                            96,771              62,036


Stockholders' equity:
  Common stock, $0.01 par value; 35,000,000 shares
  authorized, 12,738,280 and 12,390,817 shares
  issued and outstanding at October 28, 2000
  and January 29, 2000, respectively                     127                 124
  Stock subscription notes receivable                (2,425)             (2,710)
  Additional paid-in capital                         115,935             108,091
  Accumulated deficit                               (49,976)            (59,075)
                                                    --------            --------

    Total stockholders' equity                        63,661              46,430
                                                     -------             -------

    Total liabilities and stockholders'equity    $   160,432         $   108,466
                                                 ============        ===========











   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         13 Weeks Ended
                                                --------------------------------
                                                   October 28,       October 30,
                                                      2000              1999
                                                --------------   ---------------

Net sales                                         $   136,831        $   104,551
Cost of sales                                          87,874             67,191
                                                      --------          --------
  Gross profit                                         48,957             37,360

Selling and administrative expenses
 (exclusive of non-cash stock-based
 compensation expense shown below)                     38,759             30,392
Pre-opening expenses                                    1,548                770
Amortization of intangibles                               482                590
Stock-based compensation expense                        2,056              2,094
                                                       ------             ------
  Operating income                                      6,112              3,514

Interest expense, net                                     441                622
                                                       ------             ------

Income before income taxes                              5,671              2,892

Income tax (benefit)/ provision                         (165)              1,186
                                                     ---------           -------

  Net income                                      $     5,836        $     1,706
                                                   ===========       ===========


Earnings per share:
  Basic                                           $      0.46        $      0.14
  Diluted                                         $      0.44        $      0.13



Weighted average common shares outstanding:
  Basic                                                12,686             12,230
  Diluted                                              13,168             13,022












   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                          39 weeks Ended
                                                --------------------------------
                                                  October 28,        October 30,
                                                      2000              1999
                                                ---------------  ---------------

Net sales                                         $  361,884        $    281,581
Cost of sales                                        232,567             181,571
                                                     -------             -------
  Gross profit                                       129,317             100,010

Selling and administrative expenses
 (exclusive of non-cash stock-based
  compensation expense shown below)                  107,717              85,978
Pre-opening expenses                                   3,910               2,834
Amortization of intangibles                            1,630               1,769
Condemnation award                                   (1,240)                   -
Stock-based compensation expense                       4,807               2,094
                                                     -------             -------
  Operating income                                    12,493               7,335

Interest expense, net                                  1,264               1,824
                                                     -------             -------

Income before income taxes                            11,229               5,511

Income taxes                                           2,130               2,259
                                                     -------             -------

  Net income                                      $    9,099         $     3,252
                                                 ===========         ===========


Earnings per share:
   Basic                                          $     0.73         $      0.27
   Diluted                                        $     0.70         $      0.25

Weighted average common shares outstanding:
  Basic                                               12,530              12,157
  Diluted                                             13,009              12,804
















   The accompanying notes are an integral part to these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                          39 weeks Ended
                                                 -------------------------------
                                                    October 28,      October 30,
                                                        2000             1999
                                                 --------------- ---------------
Cash flows from operating activities:
  Income from operating activities                    $    9,099      $    3,252
  Adjustments to reconcile income to net cash
    provided by (used in) operating activities:
      Depreciation                                         7,433           4,776
      Amortization of intangibles                          1,630           1,769
      Amortization of debt discount                          858             848
      Loss on disposal of equipment                          554             464
      Deferred rent expense                                  596             515
      Stock-based compensation expense                     4,807           2,094
      Other non-cash items                                   122              83
      Changes in operating assets and liabilities:
           Merchandise inventory                        (42,388)        (22,880)
           Prepaid expenses and other assets             (4,999)         (1,324)
           Accounts payable                               24,004          14,115
           Accrued expenses and other liabilities        (4,746)         (2,200)
                                                    ------------    ------------
Net cash provided by (used in)
 operating activities                                    (3,030)           1,512
                                                    ------------    ------------

Cash flows used in investing activities:
  Purchase of leasehold improvements
    and equipment                                       (17,105)        (12,368)
                                                    ------------    ------------

Net cash used in investing activities                   (17,105)        (12,368)
                                                    ------------    ------------


















                                  (continued)

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                  (Continued)


                                                         39 weeks Ended
                                              ----------------------------------
                                                 October 28,         October 30,
                                                     2000                1999
                                                --------------     -------------
Cash flows from financing activities:
  Borrowings on revolving credit facility            102,201             316,293
  Payments on revolving credit facility             (89,201)           (304,668)
  Payments on notes payable and
    capital lease obligations                          (207)             (1,335)
  Repurchase of warrants                                   -               (457)
  Proceeds from exercise of
    stock options and warrants                         2,389               2,038
  Payments of deferred financing costs                 (275)                   -
  Payments of stock subscription notes receivable        285                 202
                                                     -------              ------
Net cash provided by financing activities             15,192              12,073
                                                     -------              ------
Net increase (decrease) in cash                      (4,943)               1,217

Cash at the beginning of the period                    9,473               3,124
                                                     -------             -------
Cash at the end of the period                    $     4,530         $     4,341
                                                 ============        ===========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                     $       424         $       934
    Income taxes                                 $     5,628         $     3,021
















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

         In the opinion of our management, the unaudited financial statements as of and for the 13 and 39 weeks ended October 28, 2000 and October 30, 1999 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim periods may not necessarily be indicative of the results of operations for a full year.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This
         Statement was amended by SFAS Nos. 137 and 138, which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000 and clarifies certain provisions of SFAS No. 133, respectively. SFAS No. 133 is effective for our first quarter in the fiscal year beginning February 4, 2001 and we do not expect it to have a material effect on our financial position or results of operations.

(3)      Revolving Credit Facility

         In March 2000, we entered into a new $50.0 million revolving credit facility with a financial institution and terminated a prior revolving credit facility. Under the new revolving credit facility we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The new credit facility includes a $5.0 million sub-facility for letters of credit. As of October 28, 2000, interest on the credit facility is at the prime rate, or at our election, LIBOR plus 1.50%. Under the terms of the new credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 2.50%. The new credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the new credit facility. The new credit facility is secured by a first lien on accounts receivable and inventory and requires us to maintain specified levels of tangible net worth in the event that our borrowing availability is less than a specified amount.

         At October 28, 2000, based on eligible inventory and accounts receivable, we were eligible to borrow $50.0 million under the revolving credit facility, of which $13.0 million was outstanding at the end of the period. At October 28, 2000, we had a balance of $7.0 million outstanding at a prime rate of 9.5% and a $6.0 million 30-day LIBOR loan outstanding with an effective interest rate of 8.12%.

(4)      Long-term Debt

         As of October 28, 2000, we had outstanding long-term indebtedness, less current maturities, of $10.9 million. The long-term indebtedness consists of the New Junior Subordinated Notes, which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of October 28, 2000, the New Junior Subordinated Notes had a face value of $16.3 million and a related unamortized discount of $4.4 million, resulting in a net carrying value of $11.9 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the New Junior Subordinated Notes of $1.0 million in December 1999. Additional principal payments are scheduled on December 31, 2000 ($1.0 million), December 31, 2001 and December 31, 2002 ($2.0 million), December 31, 2003 and December 31, 2004 ($3.0 million) and on May 28, 2005 ($5.3 million).

(5)      Earnings per Share

         We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings per share are computed based on the weighted average shares outstanding. Diluted earnings per share are computed based on the weighted average shares outstanding and potentially dilutive common equivalent shares.

         At October 28, 2000 and October 30, 1999, we had 40,750 and 37,750 anti-dilutive stock options outstanding, respectively.

(6)      Provision for Income Taxes

         For the 13 weeks ended October 28, 2000, we recorded a $2.3 million provision for income taxes, which is based upon our estimated effective tax rate for the entire fiscal year. This was offset by a favorable adjustment of $2.5 million to our income tax provision for a reduction in the Company's tax valuation allowance. Our estimated effective tax rate is subject to ongoing review and evaluation.

(7)      Stock Options and Warrants


         As of October 28, 2000, we had options to purchase 1,284,839 shares of our common stock outstanding.

         On July 12, 2000, our common stock achieved a market price of $24.89 or greater for 60 consecutive trading days. As a result, 92,961 stock options with a market price hurdle of $24.89 became exercisable and we recorded non-cash stock-based compensation expense of $2.8 million. On August 22, 2000, our common stock achieved a market price of $33.19 or greater for 60 consecutive trading days. As a result, 71,419 stock options with a market price hurdle of $33.19 became exercisable and we recorded non-cash stock-based compensation expense of $2.1 million. An additional 65,957 stock options will become exercisable once our common stock has achieved and maintained a price of $49.78 for 60 consecutive trading days. At that time, we will be required to record non-cash compensation expense in the minimum amount of $2.8 million.

         At October 28, 2000, warrants to purchase 82,690 shares of our common stock were outstanding with an exercise price of $19.91 per share.

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

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

General

Management's discussion of the results of operations provides analysis of our operations during the 13 and 39 weeks ended October 28, 2000 and October 30, 1999.

Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto included elsewhere in this Form 10-Q. As of October 28, 2000, we operated 231 stores compared to 187 as of October 30, 1999.

13 Weeks Ended October 28, 2000 Compared to the 13 Weeks Ended October 30, 1999

Net sales were $136.8 million for the 13 weeks ended October 28, 2000 compared to $104.6 million for the 13 weeks ended October 30, 1999, an increase of $32.3 million, or 30.9%. Comparable store sales increased 7.0%. We opened 20 new stores and none were closed during the current period.

Gross profit was $49.0 million for the 13 weeks ended October 28, 2000 compared to $37.4 million for the 13 weeks ended October 30, 1999, an increase of $11.6 million, or 31.0%. As a percentage of net sales, gross profit was 35.8% for the 13 weeks ended October 28, 2000 compared to 35.7% for the 13 weeks ended October 30, 1999. Our gross margin percentage improved due to lower markdown volume net of higher distribution and marking costs.

Selling and administrative expenses were $38.8 million for the 13 weeks ended October 28, 2000 compared to $30.4 million for the 13 weeks ended October 30, 1999, an increase of $8.4 million, or 27.5%. The increase in spending was related to new store growth. As a percentage of net sales, selling and administrative expenses were 28.3% for the 13 weeks ended October 28, 2000 and 29.1% for the 13 weeks ended October 30, 1999. The improvement in the selling and administrative ratio was primarily due to sales volume leverage.

Pre-opening expenses were $1.5 million for the 13 weeks ended October 28, 2000 compared to $0.8 million for the 13 weeks ended October 30, 1999, an increase of $0.8 million, or 101.0%. The increase in pre-opening expenses was primarily due to higher pre-opening expenses incurred for 20 new store openings in the current period versus 15 new store openings last year. In addition, we recorded $0.3 million in the current period associated with the opening of our new distribution center in Lewisville, Texas. We expect to incur an additional $0.5 million to $0.7 million in the fourth quarter of fiscal 2000 related to the opening of this new distribution center. The new distribution center is expected to be fully operational in February 2001.

We recorded non-cash stock-based compensation expense of $2.1 million for each of the 13 weeks ended October 28, 2000 and October 30, 1999, related to certain performance based stock options. See Note 7 of "Notes to Financial Statements."

Interest expense was $0.4 million for the 13 weeks ended October 28, 2000 compared to $0.6 million for the 13 weeks ended October 30, 1999, a decrease of $0.2 million. The decrease was due to lower average outstanding borrowings on our revolving credit facility.

Income tax was a $0.2 million benefit for the 13 weeks ended October 28, 2000 compared to the income tax provision of $1.2 million for the 13 weeks ended October 30, 1999. In the current period, we recorded a $2.3 million provision for income taxes versus $1.2 million for the 13 weeks ended October 30, 1999. This increase is the result of higher taxable income versus the same period a year ago. During the current period, the $2.3 million provision for income taxes was offset by a favorable adjustment of $2.5 million to our income tax provision for a reduction in our tax valuation allowance.

Net income was $5.8 million for the 13 weeks ended October 28, 2000 compared to $1.7 million for the 13 weeks ended October 30, 1999. The increase in net income was a result of the operating and other factors cited above.

39 weeks Ended October 28, 2000 Compared to the 39 weeks Ended October 30, 1999

Net sales were $361.9 million for the 39 weeks ended October 28, 2000 compared to $281.6 million for the 39 weeks ended October 30, 1999, an increase of $80.3 million, or 28.5%. Comparable store sales increased 4.7%. We opened 56 new stores and closed 12 stores during the current period.

Gross profit was $129.3 million for the 39 weeks ended October 28, 2000 compared to $100.0 million for the 39 weeks ended October 30, 1999, an increase of $29.3 million, or 29.3%. As a percentage of net sales, gross profit was 35.7% for the 39 weeks ended October 28, 2000 compared to 35.5% for the 39 weeks ended October 30, 1999. The improvement in gross margin was primarily attributable to a higher initial markup on merchandise purchases and lower markdown volume.

Selling and administrative expenses were $107.7 million for the 39 weeks ended October 28, 2000 compared to $86.0 million for the 39 weeks ended October 30, 1999, an increase of $21.7 million, or 25.3%. The increase in spending was related to new store growth. As a percentage of net sales, selling and administrative expenses were 29.8% for the 39 weeks ended October 28, 2000 and 30.5% for the 39 weeks ended October 30, 1999. The improvement in the selling and administrative expense ratio was primarily due to sales volume leverage.

Pre-opening expenses were $3.9 million for the 39 weeks ended October 28, 2000 compared to $2.8 million for the 39 weeks ended October 30, 1999, an increase of $1.1 million, or 38.0%. The increase in pre-opening expenses was related to higher pre-opening expenses incurred for 56 new store openings this year versus 34 new store openings last year, as well as $0.3 million in the current period associated with the opening of our new distribution center in Lewisville, Texas. We expect to incur an additional $0.5 million to $0.7 million in the fourth quarter of fiscal 2000 related to the opening of this new distribution center. The new distribution center is expected to be fully operational in February 2001.

We recorded a non-recurring gain of $1.2 million for the 39 weeks ended October 28, 2000 related to a condemnation award from the City of San Diego for a store located in downtown San Diego, California. See Note 8 of "Notes to Financial Statements."

We recorded non-cash stock-based compensation expense related to certain performance based stock options of $4.8 million and $2.1 million for the 39 weeks ended October 28, 2000 and October 30, 1999, respectively. In the current period, we recorded non-cash stock-based compensation expense in the aggregate amount of $4.8 million when stock options with market price hurdles of $24.89 and $33.19 became exercisable in July and August 2000. For the 39 weeks ended October 30, 1999, we recorded non-cash stock-based compensation expense of $2.1 million when stock options with a market price hurdle of $19.91 became exercisable in October 1999. See Note 7 of "Notes to Financial Statements."

Interest expense was $1.3 million for the 39 weeks ended October 28, 2000 compared to $1.8 million for the 39 weeks ended October 30, 1999, a decrease of $0.6 million. The decrease was due to lower average outstanding borrowings on our revolving credit facility.

Income taxes were $2.1 million for the 39 weeks ended October 28, 2000 and $2.3 million for the 39 weeks ended October 30, 1999. For the 39 weeks ended October 28, 2000, we recorded a $4.6 million provision for income taxes versus $2.3 million for the 39 weeks ended October 30, 1999. This increase is the result of higher taxable income versus the same period a year ago. During the current period, the $4.6 million provision for income taxes was offset by a favorable adjustment of $2.5 million to our income tax provision for a reduction in our tax valuation allowance.

Net income was $9.1 million for the 39 weeks ended October 28, 2000 compared to $3.3 million for the 39 weeks ended October 30, 1999. The increase in net income was a result of the operating and other factors cited above.

Liquidity and Capital Resources

General

As of October 28, 2000, we had outstanding indebtedness and capital leases of $26.5 million.

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually 30 days. Amounts which may be borrowed under the revolving credit facility are based on a percentage of eligible inventory and accounts receivable, as defined, outstanding from time to time, as more fully described in Note 3 of "Notes to Financial Statements." At October 28, 2000, based on eligible inventory and accounts receivable, we were eligible to borrow $50.0 million under the revolving credit facility, of which $13.0 million was outstanding at the end of the period. At October 28, 2000, we had a balance of $7.0 million outstanding at a prime rate of 9.5% and a $6.0 million 30-day LIBOR loan outstanding with an effective interest rate of 8.12%.

Our management believes that our sources of cash, including the revolving credit facility, will be adequate to finance operations, capital requirements and debt obligations as they become due for at least the next twelve months. See Notes 3 and 4 of "Notes to Financial Statements."


Capital Expenditures

We anticipate capital expenditures of approximately $4.9 million during the remainder of the current fiscal year ending February 3, 2001, which include costs to open approximately 13 new stores, to complete the construction of a new distribution center, to upgrade information systems and to renovate and expand our administrative offices.

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

Certain statements in this Form 10-Q, or in documents incorporated by reference into this Form 10-Q, are forward-looking statements. Those forward-looking statements are subject to uncertainties that may cause the actual results to differ from the results anticipated by the forward-looking statements. Factors which may cause actual results to differ from those anticipated by forward-looking statements include, among others, general economic and business conditions (both nationally and in the regions in which we operate); government regulations (including regulations regarding temporary immigration of agricultural works and minimum wages of agricultural and other workers); claims asserted against us; competition; changes in our business strategy or development plans; difficulties attracting and retaining qualified personnel; the inability to obtain adequate quantities of merchandise at favorable prices; the management of our growth; and the other factors described in our other filings with the Securities and Exchange Commission. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments that we anticipate will be realized or that they will have the expected effects on our business or operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our fixed rate debt obligations. At October 28, 2000, our fixed rate debt obligations totaled $16.3 million. The fixed rate debt obligations are non-interest bearing and are discounted at a rate of 10%, resulting in a net carrying value of $11.9 million. Maturities are $1.0 million, $2.0 million, $2.0 million, $3.0 million, $3.0 million and $5.3 million in fiscal year 2000, 2001, 2002, 2003, 2004 and 2005, respectively. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at October 28, 2000.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

                  None.

Item 2.   Changes in Securities and Use of Proceeds
                  None.

Item 3.   Defaults Upon Senior Securities
                  None.

Item 4.   Submission of Matters to a Vote of Security Holders
                  None.


Item 5.   Other Information

     On June 28, 2000, Ira Neimark resigned as a member of our Board of Directors. He remains a consultant to the Board of Directors. On September 21, 2000, H. Whitney Wagner resigned as a member of our Board of Directors to pursue other interests. Neither Mr. Neimark nor Mr. Wagner resigned as a result of a disagreement with us on any matter relating to our operations, policies or practices.

     On December 5, 2000, the Board elected to replace Mr. Wagner as a Class I director with Willem de Vogel, whose term of office will extend until the annual meeting of stockholders in 2003. Mr. De Vogel is a general partner of Three Cities Fund II, L.P., one of our largest shareholders.

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


FACTORY 2-U STORES, INC.

Date: December 11, 2000




By: /s/   Douglas C. Felderman
    ------------------------------
    Name:  Douglas C. Felderman
    Title: Executive Vice President and Chief Financial Officer
             (duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit
Number Description Page

11.1     Computation of per share income                                      11
27       Financial Data Schedule (for EDGAR filing only)                      12

EXHIBIT 11.1


                       COMPUTATION OF EARNINGS PER SHARE
                     (in thousands, except per share data)



                                                         13 weeks ended                                 39 weeks ended
                                                         --------------                                 --------------


                                                  October 28, 2000    October 30, 1999    October 28, 2000   October 30, 1999
                                                  ----------------    ----------------    ----------------   ----------------


Net income                                        $    5,836         $    1,706           $    9,099          $   3,252

Weighted average number of common
    shares outstanding                                12,686             12,230               12,530             12,157

Effect of dilutive securities:

    Warrants that are common stock
     equivalents                                          34                 24                   31                 20

     Options that are common stock
      equivalents                                        448                768                  448                627

Adjusted common shares outstanding used
    for diluted computation                           13,168             13,022               13,009             12,804

Earnings per share:

  Basic                                           $     0.46         $     0.14           $     0.73          $    0.27

  Diluted                                         $     0.44         $     0.13           $     0.70          $    0.25

