Form 10-K
period 2001-02-03
FACTORY 2 U STORES INC
filed 2001-04-27
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended February 3, 2001




                         Commission File number 0-16309
                                                -------

                            FACTORY 2-U STORES, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                51-0299573
               --------                                ----------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)

           4000 Ruffin Road
         San Diego, California                           92123
        -----------------------                          -----
     (Address of Principal Offices)                   (Zip Code)


       Registrant's Telephone Number, Including Area Code: (858) 627-1800
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

At April 13, 2001, the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $218,355,062.

At April 13, 2001, the Registrant had outstanding 12,773,776 shares of Common Stock, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for its June 21, 2001 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the Registrant's fiscal year ended February 3, 2001.

                                     PART I
Item 1.   Business                                                            3
Item 2.   Properties                                                          7
Item 3.   Legal Proceedings                                                   8
Item 4.   Submission of Matters to a Vote of Security Holders                 8




                                     PART II

Item 5.   Market for Registrant's Common Equity and
              Related Stockholder Matters                                     9
Item 6.   Selected Financial Data                                            10
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      11
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         17
Item 8.   Financial Statements and Supplementary Data                        18
Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       18



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 18
Item 11.  Executive Compensation                                             18
Item 12.  Security Ownership of Certain Beneficial Owners and Management     18
Item 13.  Certain Relationships and Related Transactions                     19



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    19

PART I

Item 1.  Business

THE COMPANY

We operate a chain of off-price retail apparel and housewares stores in Alabama, Arizona, California, Louisiana, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington. We sell branded casual apparel for the family, as well as selected domestics and household merchandise at prices which generally are significantly lower than other discount stores. At February 3, 2001, we operated 243 stores under the name Factory 2-U.

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

Our stores average 15,000 total square feet and are located mostly in shopping centers. Our products include a broad range of family apparel, domestic goods and housewares. Our typical customers are families with average household income of approximately $35,000, who generally are profiled as discount store shoppers. Our merchandising strategy is to offer first quality recognizable national and discount store brands at a substantial discount, generally 20% to 50% below prices offered by the national discount chains. Our stores are well-lit and present the merchandise primarily on hanging fixtures. We also use strategically placed in-store signage to emphasize the savings and create increased customer awareness.


OPERATIONS

Operating Strategy

We seek to be the leading off-price apparel, domestic goods and housewares retailer to families with more than the average number of children and whose household incomes approximate $35,000 in the markets we serve. The major elements of our operating strategy include:

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


Expansion Plans

Opening of New Stores: We plan to open 65 stores and close 4 stores in the fiscal year ending February 2, 2002 (fiscal 2001). We expect that approximately 60% of our new stores to be opened in fiscal 2001 will be in new markets and the remaining new store growth will be in markets in which we currently operate. New market growth will predominantly be in the southeastern United States. During the fiscal year ended February 3, 2001 (fiscal 2000), we opened 70 new stores and closed 14 stores. During the period from February 4, 2001 through April 13, 2001, we opened 5 new stores and closed 1 store. The number of stores that we opened and closed each quarter during fiscal 2000, 1999 and 1998 were as follows:


                                                            Quarter
                              -----------------------------------------------------------
                                  First            Second            Third            Fourth
Fiscal Year   Beginning     Open    Close    Open     Close    Open     Close    Open    Close    Ending
-----------   ---------   -------- ------- -------- -------- -------- -------- ------- --------  --------
   2000        187           25      (9)      11       (3)      20        -       14      (2)     243
   1999        168            9      (8)      10       (1)      15       (6)       4      (4)     187
   1998        166            -      (4)       3       (3)       6        -        -       -      168


Our average store opening costs for equipment, fixtures, leasehold improvements and preopening expenses currently approximate $315,000. Our average initial inventory for a new store currently approximates $160,000, net of trade credit. Generally, during the two to three month grand opening period, our new stores achieve sales in excess of the sales of an average comparable mature store due to a higher level of advertising and, within six months, generate sales consistent with comparable mature store levels.

Renovation Program: We plan to continue the renovation of our older stores. Our store renovations generally include installing new fixtures, redesigning layouts and refurbishing floors and walls. Our average cost to renovate a store currently approximates $50,000. During fiscal 2000, we renovated 5 stores and completed the conversion of our stores to the Factory 2-U name with the conversion of 18 stores. During fiscal 2001, we plan to renovate 8 to 10 stores.

Distribution Centers: We opened a new 300,000 square-foot distribution center in Lewisville, Texas in February 2001. This new distribution center will service Texas, parts of New Mexico and new stores that we plan to open in the surrounding states. We also operate a distribution center in the San Diego area which consists of two facilities and a combined total square footage of 365,000 square feet. Generally, manufacturers ship goods directly to our distribution centers or, in the case of certain east coast vendors, to freight consolidators who then ship to our distribution centers. We generally ship merchandise from our distribution centers to our stores within two to three days of receipt utilizing the services of independent trucking companies. We do not typically store merchandise at our distribution centers from season to season.

We are currently developing plans to relocate and expand our current distribution center in San Diego, California. This new distribution center would be approximately 500,000 to 600,000 square feet and serve our west coast, Arizona, Nevada and New Mexico markets. It would become operational in our second quarter of fiscal 2002.

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

In-Season Goods: Unlike traditional department stores and discount retailers, which primarily purchase merchandise in advance of the selling season (for example, back-to-school clothing is purchased by March), we purchase approximately 80% of our merchandise in-season (i.e., during the selling season). In-season purchases generally represent closeouts of vendors' excess inventories remaining after the traditional wholesale selling season and are often created by other retailers' order cancellations. Sometimes vendors manufacture to meet anticipated demand rather than known demand, anticipating that we are a potential buyer of the excess inventory, typically at prices below wholesale. We believe that in-season buying practices are well suited to our  customers,  who tend to make purchases on an  as-needed  basis  later into a season.  Our  in-season  buying  practice  is facilitated by our ability to process and ship merchandise through our distribution centers to our stores, usually within two or three days of receipt from the vendor, and to process a large number of relatively small purchase orders. We believe that we are a desirable customer for vendors seeking to liquidate inventory because we can take immediate delivery of large quantities of in-season goods. We rarely request markdown concessions, advertising allowances or special shipping and packing requirements, but insist on the lowest possible price. We are able to pass these low prices on to our customers.


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

We deliver new merchandise to our stores at least weekly to encourage frequent shopping trips by our customers and to maximize our inventory turn. As a result of our purchasing practices, store inventory may not always include a full range of colors, sizes and styles in a particular item. We believe, however, that price, quality and product mix are more important to our customers than the availability of a specific item at a given time.

We emphasize inventory turn in our merchandising and marketing strategy. Our merchandise presentation, pricing below discounters, frequent store deliveries, staggered vendor shipments, promotional advertising, store-tailored distribution and prompt price reductions on slow moving items are all designed to increase inventory turn. We believe that the pace of our inventory turn leads to increased profits, reduced inventory markdowns, efficient use of capital and customer urgency to make purchase decisions.

At our administrative headquarters we receive daily store sales and inventory information from point-of-sale equipment located at each of our stores. This data is reported by stock keeping unit (the "SKU"), permitting us to tailor purchasing and distribution decisions. Our chain-wide computer network also facilitates communications between our administrative headquarters and our stores, enabling corporate management to provide store management with timely pricing and distribution information.

Our stores are characterized by easily accessible merchandise displayed on hanging fixtures and open shelves in well-lit areas. Our prices are clearly marked, usually in whole dollars, with the comparative retail-selling price often noted on the price tag. Our major advertising vehicle is the use of a full-color print tab showing actual photos of our merchandise. Our print media is principally delivered to consumers through marriage-mail drops and to a lesser extent, newspaper inserts. Some of our other advertising programs include radio and outdoor billboard promotional activities.

Our stores emphasize customer satisfaction to develop customer loyalty and generate repeat business. If a customer is not completely satisfied with any purchase, we will make a full refund or exchange. Most of our sales are for cash, although we accept checks, debit and credit cards. We do not issue credit cards, but do offer layaway and gift card programs. Our layaway program is important to our customers, many of whom do not possess credit cards, because it permits them to pay for purchases over time.

Approximately 60% of our sales occur in our third and fourth quarters, during the back-to-school (August and September) and Holiday (November and December) seasons. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Seasonality and Quarterly Fluctuations."

Our Stores

As of April 13, 2001, we operated 247 stores located in 10 states. Our stores are primarily located in rural and lower income suburban communities and, to a lesser extent, in metropolitan areas. Most of our stores are located in strip shopping centers, where occupancy costs are more favorable. As of April 13, 2001, our stores were located as follows:

                                                     Strip
 State                    Center   Metropolitan        Other       Total
 -----                    ------   ------------        -----       -----
 Alabama                       1               -           -           1
 Arizona                      25               3           4          32
 California                   92              10          20         122
 Louisiana                     1               -           -           1
 Nevada                        7               -           -           7
 New Mexico                    9               -           1          10
 Oklahoma                      1               -           1           2
 Oregon                        9               -           5          14
 Texas                        31               -          10          41
 Washington                   13               2           2          17
                              --               -           -          --
                             189              15          43         247
                             ===              ==          ==         ===

Our stores range in size from 6,000 square feet to 34,800 square feet, averaging 15,000 square feet.

We generally lease previously occupied store sites on terms that we believe are more favorable than those available for newly constructed facilities. After we sign a new store lease, one of our new store opening teams prepares the store for opening by installing fixtures, signs, racks, dressing rooms, checkout counters, cash register systems and other items. An outside service team supervises the merchandising of the new store and trains the new store associates in proper merchandising procedures before the store is opened. We select store sites based on demographic analysis of the market area, sales potential, local competition, occupancy costs, operational fit and proximity to existing store locations. Once we take possession of a store site, it takes approximately eight weeks to open a new store.

Our stores typically employ one store manager, two assistant store managers and fifteen to twenty sales associates, most of whom are part-time employees. We train new store managers in all aspects of store operations through our management-training program. Our other store personnel are trained on site. We often promote experienced assistant store managers to fill open manager positions.

Our store management team participates in a bonus plan in which they are awarded bonuses upon achieving plan objectives. We believe that the bonus program is an important incentive for our key employees, helps reduce employee turnover and results in lower operating costs.

We continually review store performance and from time to time close stores that do not meet our minimal performance criteria. The costs associated with closing stores, which consist primarily of inventory liquidation costs, provisions to write down assets to net realizable value, tear-down costs and the recognition of remaining lease obligations are charged to operations during the fiscal year in which the commitment is made to close a store.

We maintain customary commercial liability, fire, theft, business interruption and other insurance policies.

Competition

We operate in a highly competitive marketplace. We compete with large discount retail chains, such as Wal-Mart, K-Mart, Target and Mervyn's, and with off-price chains, such as TJ Maxx, Ross Stores, Marshall's and MacFrugal's, some of which have substantially greater resources than ours. We also compete with independent and small chain retailers and flea markets (also known as "swap meets") which serve the same low and low-middle income market. We believe that we are well positioned to compete on the basis of the principal competitive factors in our markets, which are price, quality and site location.

Employees

As of April 13, 2001, we had 5,397 employees (2,950 of whom were part-time employees). Of that total, 5,089 were store employees and store field management, 180 were executives and administrative employees and 128 were warehouse employees. None of our employees is subject to collective bargaining agreements and we consider relations with our employees to be good.

Trademarks

Except for the trade names "Factory 2-U" and "Family Bargain Center", which are federally registered trademarks, we do not have any material trademarks.

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


Item 2.  Properties

As of April 13, 2001, we operated 247 retail stores located in Alabama, Arizona, California, Louisiana, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington, under various operating leases with third parties. Our store locations include malls, shopping centers, strip centers, downtown business districts, and stand-alone sites. Our store leases are separately negotiated. The typical lease for our stores is five years with renewal options in five-year increments. Approximately 98% of our leases are "triple net leases" under which we are required to reimburse landlords for insurance, real estate taxes and common area maintenance costs; however for many of those leases, we have negotiated reimbursement limitations on common area costs. Some of our leases require us to pay a minimum monthly rent and a percentage of sales in excess of a specified gross sales level. Our annual rent expense for the 243 stores open at February 3, 2001 was approximately $27.4 million.

Our headquarters are located in a 269,000 square-foot multi-use facility at 4000 Ruffin Road, San Diego, California. This facility consists of 54,000 square feet of office space and 215,000 square feet of our San Diego distribution center. During fiscal 2000, we closed the 8,000 square-foot retail store previously located at the facility and converted the space to additional office space. Our lease on this facility expires in September 2005. The lease provides for annual base rent at an average of approximately $1.4 million over the lease term.

We lease another 150,000 square feet of our San Diego distribution center at 7130 Miramar Road, San Diego, California. Our lease term expires in April 2002. The lease provides for annual base rent at an average of approximately $0.8 million over the primary lease term.

In February 2001, we opened a new 300,000 square-foot distribution center at 1875 Waters Ridge Drive, Lewisville, Texas. Our lease expires in December 2007. The lease provides for annual base rent at an average of approximately $1.0 million over the lease term.

Item 3.  Legal Proceedings

On December 15, 2000, Pamela Jean O'Hara ("O'Hara"), a former employee in our Alameda, California store, filed a lawsuit against us, entitled "Pamela Jean O'Hara, Plaintiff vs. Factory 2-U Stores, Inc., et al., Defendants," Case No. 834123-5, in the Superior Court of the State of California for the County of Alameda (the "O'Hara Lawsuit"). On January 10, 2001, O'Hara and two other former employees in our Alameda store, filed a First Amended Complaint in the O'Hara Lawsuit.

The First Amended Complaint in the O'Hara Lawsuit alleges that we violated the California Labor Code and Industrial Wage Commission Orders, as well as the California Unfair Competition Act, by failing to pay overtime to the plaintiffs. Plaintiffs purport to bring this action on behalf of themselves and all other store managers, assistant store managers and other undescribed "similarly-situated employees" in our California stores from December 15, 1996 to present. The First Amended Complaint seeks compensatory damages, interest, penalties, attorneys' fees and disgorged profits, all in unspecified amounts. The First Amended Complaint also seeks injunctive relief requiring payment of overtime to "non-exempt" employees.

We believe that the O'Hara Lawsuit is meritless and are vigorously defending against it. On February 15, 2001, we filed an answer in which we denied the material allegations of the First Amended Complaint. The Court has scheduled a hearing on plaintiffs' anticipated motion for class certification for November 9, 2001. The Court has scheduled the trial for July 22, 2002.

We are at all times subject to pending and threatened legal actions that arise in the normal course of business. In our opinion, based in part on the advice of legal counsel, the ultimate disposition of other current legal matters will not have a material adverse effect on our financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended February 3, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is traded on the NASDAQ National Market under the symbol "FTUS." The following table sets forth the range of high and low sales prices on the NASDAQ National Market of the Common Stock for the periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                             Common Stock
                                                             ------------
                                                           High          Low
                                                          ------        -----
      Fiscal 1999
      ------------
      First Quarter                                       $18.75       $11.00
      Second Quarter                                      $27.25       $16.25
      Third Quarter                                       $34.13       $20.63
      Fourth Quarter                                      $30.00       $17.88

      Fiscal 2000
      ------------
      First Quarter                                       $34.63       $21.75
      Second Quarter                                      $41.50       $31.00
      Third Quarter                                       $43.13       $27.44
      Fourth Quarter                                      $45.19       $28.50

      Fiscal Year Ending February 2, 2002
      First Quarter (through April 13, 2001)              $42.63       $21.00



As of February 3, 2001, we had approximately 370 stockholders of record and approximately 2,100 beneficial stockholders.

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


                                                                     Fiscal Year Ended
                                             -------------------------------------------------------------------
                                             February 3,   January 29,   January 30,  January 31,   February 1,
                                               2001(1)         2000         1999         1998        1997(1)
                                               ----            ----         ----         ----        ----
                                                      (in thousands, except per share and operating data)
Statement of Operations Data
Net sales                                   $ 555,670      $ 421,391     $ 338,223    $ 300,592    $ 252,165
Operating income (loss)                        31,868         22,753        10,464        5,097      (27,939)
Income (loss) from continuing
  operations before income taxes and
  extraordinary items                          30,322         20,481         6,275         (129)     (36,564)
Net income (loss)                              21,264         12,442         2,269         (129)     (37,390)
Dividends on Series A Preferred Stock               -              -         2,593        3,456        3,509
Dividends on Series B Preferred Stock               -              -         2,210        2,661            -
Inducement to convert preferred stock
  to common stock                                   -              -         2,804            -            -
Net income (loss) applicable to common         21,264         12,442        (5,338)      (6,246)     (40,899)
  stock
Weighted average shares outstanding
    Basic                                      12,589         12,214         3,381        1,477        1,358
    Diluted                                    13,066         12,864         3,381        1,477        1,358
Income (loss) before extraordinary
  item and discontinued operations applicable
  to common stock
     Basic                                       1.69           1.02         (0.77)       (4.23)      (29.50)
     Diluted                                     1.63           0.97         (0.77)       (4.23)      (29.50)
Net income (loss) per common share(2)
     Basic                                       1.69           1.02         (1.58)       (4.23)      (30.12)
     Diluted                                     1.63           0.97         (1.58)       (4.23)      (30.12)

Operating Data
Number of stores                                  243            187           168          166          150
Total selling square footage                2,979,000      2,169,000     1,804,000    1,788,000    1,567,000
Sales per average selling square foot          $  211         $  209        $  192       $  180       $  172
Comparable store sales growth                    4.4%          10.3%         10.9%         3.4%         5.3%

Balance Sheet Data
Working capital (deficit)                    $ 18,896        $ 1,241       $(9,179)    $ (2,749)      $  248
Total assets                                  142,265        108,466        90,167       84,817       80,669
Long-term debt and revolving credit
  facility, including current portion          11,218         11,067        13,773       29,076       37,894
Stockholders' equity                           79,737         46,430        27,765       17,218       11,208




--------------------------------------------------------------------------------

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

General

During the past four fiscal years, a number of events occurred which have had a significant impact on our financial condition.

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

In connection with the change in control, three former directors resigned from the Board of Directors and three managing directors of TCR were appointed to serve on the Board. In March 1998, we appointed Michael M. Searles as the new President and Chief Executive Officer of our operating subsidiaries. Mr. Searles was elected a member of the Board of Directors in March 1998 and Chairman of the Board in November 1998.

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

During fiscal 2000 and 1999, our operational focus was on improving the operating performance of existing stores and opening new stores. In fiscal 2000, we opened 70 new stores, closed 14 stores and renovated 5 stores.

Results of Operations

We define our fiscal year by the calendar year in which most of the activity occurs (the fiscal year ended February 3, 2001 is referred to as fiscal 2000). The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                                                Fiscal Year
                                                                  ---------------------------------------
                                                                       2000        1999       1998
   ------------------------------------------------------------------------------------------------------
   Net sales                                                          100.0%      100.0%     100.0%
   Cost of sales                                                       64.5        64.3       65.7
                                                                  ---------------------------------------
        Gross profit                                                   35.5        35.7       34.3

   Selling and administrative expenses                                 27.8        28.5       28.7
   Pre-opening expenses                                                 1.0         0.8        0.8
   Amortization of intangibles                                          0.4         0.6        0.7
   Condemnation award                                                  (0.2)          -          -
   Stock-based compensation expense                                     0.9         0.5          -
   Special charges                                                        -           -        0.7
   Merger costs                                                           -           -        0.3
                                                               ---------------------------------------
        Operating income                                                5.7         5.4        3.1

   Interest expense, net                                                0.3         0.5        1.2
                                                               ---------------------------------------
   Income before income taxes and extraordinary item                    5.5         4.9        1.9

   Income taxes                                                         1.6         1.9        0.4
   Extraordinary item, net of income tax benefit                          -           -        0.8
                                                               ---------------------------------------
        Net income                                                      3.8         3.0        0.7

   Inducement to convert preferred stock to common stock                  -           -        0.9
   Preferred stock dividends                                              -           -        1.4
                                                               ---------------------------------------
        Net income (loss) applicable to common stock                    3.8         3.0      (1.6)


   ---------------------------------------------------------------------------------------------------

Fiscal 2000 Compared to Fiscal 1999

As of February 3, 2001, we operated 243 stores compared to 187 as of January 29, 2000. In fiscal 2000, we opened 70 new stores and closed 14 stores.

Net sales were $555.7 million for fiscal 2000 compared to $421.4 million for fiscal 1999, an increase of $134.3 million or 31.9%. Comparable store sales increased 4.4% in fiscal 2000 versus an increase of 10.3% in fiscal 1999. The increase in net sales was related to new store growth, an increase in comparable store sales and a 53rd week of sales in fiscal 2000. Comparable store sales increased as a result of increased customer traffic and average purchase.

Gross profit was $197.3 million for fiscal 2000 compared to $150.4 million for fiscal 1999, an increase of $46.8 million or 31.1%. As a percentage of net sales, gross profit was 35.5% in fiscal 2000 compared to 35.7% in fiscal 1999. The increase in gross profit dollars was related to sales growth. The decrease in gross profit percentage was primarily attributable to higher outbound freight costs and higher distribution center processing costs due to the transfer of in-store marking to our distribution centers. Previously, in-store marking costs were included in selling and administrative expense.

Selling and administrative expenses were $154.4 million for fiscal 2000 compared to $120.0 million for fiscal 1999, an increase of $34.4 million or 28.7%. As a percentage of net sales, selling and administrative expenses were 27.8% for fiscal 2000 compared to 28.5% for fiscal 1999. Selling and administrative spending increased due to increased sales volume, new store growth, increased labor rates due to minimum wage increases and higher utility costs in certain operating areas. Selling and administrative expenses as a percentage of net sales decreased primarily due to sales volume leverage and lower corporate incentive bonus charges.

Pre-opening expenses were $5.4 million for fiscal 2000 compared to $3.3 million for fiscal 1999, an increase of $2.1 million, or 64.1%. The increase in pre-opening expense spending was related to 70 new store openings this year versus 38 new store openings last year, as well as $1.0 million in fiscal 2000 associated with the opening of our new distribution center in Lewisville, Texas. The new distribution center became fully operational in February 2001.

We recorded a non-recurring gain of $1.2 million during fiscal 2000 related to a condemnation award from the City of San Diego for a store located in downtown San Diego, California.

We recorded non-cash stock-based compensation expense related to certain performance based stock options during fiscal 2000 in the amount of $4.8 million compared to $2.1 million for fiscal 1999. In fiscal 2000, we recorded non-cash stock-based compensation expense in the amounts of $2.7 million in July 2000 and $2.1 million in August 2000 when stock options with market price hurdles of $24.89 and $33.19, respectively, became exercisable. In fiscal 1999, we recorded non-cash stock-based compensation expense of $2.1 million when stock options with a market price hurdle of $19.91 became exercisable in October 1999.

Interest expense, net was $1.5 million in fiscal 2000 compared to $2.3 million in fiscal 1999, a decrease of $0.7 million. The decrease was attributable to lower average borrowings under our revolving credit facility.

Federal and state income taxes were $9.1 million in fiscal 2000 compared to $8.0 million in fiscal 1999, an increase of $1.0 million. Income taxes increased as a result of higher taxable income versus the same period a year ago, offset by a favorable adjustment of $2.9 million to our income tax provision during fiscal 2000 for a reduction in our tax valuation allowance and recognition of additional net operating loss carryforwards.

Net income was $21.3 million in fiscal 2000 compared to $12.4 million in fiscal 1999. The increase in net income was a result of the operating and other factors cited above.


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

Selling and administrative expenses were $120.0 million for fiscal 1999 compared to $97.1 million for fiscal 1998, an increase of $22.8 million or 23.5%. As a percentage of net sales, selling and administrative expenses were 28.5% for fiscal 1999 compared to 28.7% for fiscal 1998. Approximately $18.5 million of the increase was sales volume related. The increase in selling and administrative expenses was also attributable to increased corporate employee and field supervisor expenses and information systems expenses. Selling and administrative expenses as a percentage of net sales decreased due to sales volume growth.

Pre-opening expenses were $3.3 million for fiscal 1999 compared to $2.6 million for fiscal 1998, an increase of $0.7 million or 26.9%. The increase in pre-opening expenses was related to higher pre-opening expenses incurred for 38 new store openings during fiscal 1999 versus 9 new store openings during fiscal 1998.

We recorded non-cash stock-based compensation expense during fiscal 1999 in the amount of $2.1 million, which was related to certain stock options with a market price hurdle which became exercisable.

We recorded a special charge of $2.4 million in fiscal 1998 in connection with hiring our current President and CEO.

Merger costs of $1.0 million recorded in fiscal 1998 represented the expenses associated with the recapitalization, including the merger of Factory 2-U, Inc. and General Textiles into General Textiles, Inc. and the merger of General Textiles, Inc. into ourselves.

Interest expense, net was $2.3 million in fiscal 1999 compared to $4.2 million in fiscal 1998, a decrease of $1.9 million. The decrease was attributable to lower average borrowings under our revolving credit facility and the exchange of the subordinated and junior subordinated notes for new notes which resulted in a lower debt discount amortization. See "Liquidity and Capital Resources - Subordinated Notes."

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

Net income was $12.4 million in fiscal 1999 compared to net income before preferred stock dividends of $2.3 million in fiscal 1998. No dividends were paid or accreted in fiscal 1999 as a result of the recapitalization discussed above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General." Net income applicable to common stock was $12.4 million in fiscal 1999 compared to a net loss applicable to common stock of $5.3 million in fiscal 1998. Total preferred stock dividends in fiscal 1998 were $4.8 million, which included non-cash dividends on the Series B Preferred Stock of $2.2 million. The increase in net income was a result of the operating and other factors cited above.


Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts which may be borrowed under the revolving credit facility are based on a percentage of eligible inventories and receivables, as defined, outstanding from time-to-time, as more fully described below.

During fiscal 2000 and 1999, net cash provided by operating activities was $17.3 million and $24.5 million, respectively.

In fiscal 2000 and 1999, cash used in investing activities was $23.8 million and $16.9 million, respectively, related primarily to new store openings and the construction of our new distribution center.

In fiscal 2000, our financing activities provided a net cash flow of $1.8 million, including $2.6 million in proceeds from the exercise of stock options under our stock option plan, $0.2 million in proceeds from the issuance of common stock under our employee stock purchase plan and $0.5 million in payments of stock subscription notes receivable, partially offset by $1.3 million in repayments of our junior subordinated notes and capital lease obligations and payments of deferred debt issuance costs of $0.3 million. In fiscal 1999, we used $1.3 million in our financing activities, which included net repayments of our revolving credit facility of $1.8 million and repayments of our junior subordinated notes and capital lease obligations of $2.4 million, partially offset by $2.2 million in proceeds from the exercise of stock options under our stock option plan and warrants and $1.3 million in payments of stock subscription notes receivable.

Revolving Credit Facility

In March 2000, we entered into a new $50.0 million revolving credit facility with a financial institution and terminated a prior revolving credit facility. Under the new revolving credit facility, we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The credit facility includes a $5.0 million sub-facility for letters of credit. As of February 3, 2001, interest on the credit facility was at the prime rate, or at our election, LIBOR plus 1.50%. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 2.50%. The credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory and requires us to maintain specified levels of tangible net worth in the event that our borrowing availability is less than a specified amount.

At February 3, 2001, based on eligible inventory and accounts receivable, we were eligible to borrow $42.9 million under the credit facility and had no outstanding balance.


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

The New Junior Subordinated Notes are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of February 3, 2001, the New Junior Subordinated Notes had a face value of $15.3 million and a related unamortized discount of $4.1 million, resulting in a net carrying value of $11.2 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the New Junior Subordinated Notes of $1.0 million during fiscal 2000. Additional principal payments are scheduled on December 31, 2001 and December 31, 2002 ($2.0 million), on December 31, 2003 and December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

We believe that our sources of cash, including the credit facility, will be adequate to finance our operations, capital requirements and debt obligations as they become due for at least the next twelve months.

As of February 3, 2001, we had outstanding indebtedness, excluding capital leases, in the principal amount of $11.2 million.

Capital Expenditures

We anticipate capital expenditures of approximately $21.4 million in fiscal 2001, which includes costs to open new stores, to renovate and relocate existing stores, to upgrade information systems and to renovate and expand our administrative offices. We believe that future capital expenditures will be financed from internal cash flow.

We are currently developing a plan to relocate and expand our current distribution center in San Diego, California. This new distribution center would be approximately 500,000 to 600,000 square feet and service our west coast, Arizona, Nevada and New Mexico markets. It would become operational in our second quarter of fiscal 2002. As a result, we may incur additional capital expenditures in fiscal 2001 of approximately $5.0 million. We believe the capital expenditures for this facility will be financed from internal cash flow.

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

California Utility Costs

In California, where we currently operate 122 stores and which represents almost 50% of our total store base, utility costs for electricity and natural gas have risen significantly over the past year. These costs may continue to increase due to the actions of federal and state governments and agencies, as well as other factors beyond our control. We have attempted to mitigate such increases through energy conservation measures and other cost cutting steps. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of these utility cost increases in the future, nor can we make assurances as to what impact these utility cost increases may have on our sales related to our core customer base in California.

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


New Accounting Pronouncements

In July 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with respect to the definition of an

"employee" and accounting for modifications of outstanding awards. This interpretation became effective July 1, 2000. We have applied FIN 44 to all new stock options or awards granted after July 1, 2000 and any modifications to existing options or awards performed after July 1, 2000. We believe the implementation of FIN 44 did not have a material effect on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB was amended by SAB No. 101B, which defers the effective date for all registrants with fiscal years that begin after December 15, 1999 to allow for the option of implementing no later than the fourth quarter of fiscal 2000. We have reviewed the impact of SAB Nos. 101 and 101B on our financial statements and its adoption does not have a material impact on our financial statements.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS Nos. 137 and 138, which defer the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000 and clarify certain provisions of SFAS No. 133. SFAS No. 133 became effective for our first quarter of fiscal 2001 and we do not expect it to have a material effect on our financial position or results of operations.


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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our fixed rate debt obligations. At February 3, 2001, fixed rate debt obligations totaled approximately $15.3 million. The fixed rate debt obligations are non-interest bearing and are discounted at a rate of 10%, resulting in a net carrying value of $11.2 million. Maturities are $2.0 million, $2.0 million, $3.0 million, $3.0 million and $5.3 million in fiscal 2001, 2002, 2003, 2004 and 2005, respectively. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at February 3, 2001.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                            Page
FACTORY 2-U STORES, INC.

Report of Independent Public Accountants                                     F-1

Factory 2-U Stores, Inc. Balance Sheets as of February 3, 2001
   and January 29, 2000                                                      F-2

Factory 2-U Stores, Inc. Statements of Operations for fiscal years
   ended February 3, 2001, January 29, 2000 and January 30, 1999             F-4

Factory 2-U Stores, Inc. Statements of Stockholders' Equity
   for fiscal years ended February 3, 2001, January 29, 2000
   and January 30, 1999                                                      F-5

Factory 2-U Stores, Inc. Statements of Cash Flows for fiscal years
   ended February 3, 2001, January 29, 2000 and January 30, 1999             F-6

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


PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the Registrant's Definitive Proxy Statement pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Stockholders under the headings "Proposal 1 - "Election of Directors" and "Executive Officers", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 3, 2001.

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the Registrant's Definitive Proxy Statement under the heading "Executive Compensation", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 3, 2001.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Registrant's Definitive Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 3, 2001.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Registrant's Definitive Proxy Statement under the heading "Certain Relationships and Related Transactions", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 3, 2001.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements. See Index to Financial Statements and Supplementary Data contained in Item 8.

     2. Financial Statement Schedules. See Index to Financial Statements and Supplementary Data contained in Item 8.

     3.  Exhibits.  See Item 14(c).

(b) Reports on Form 8-K. For the last quarter of the fiscal year ended February 3, 2001, we filed the following reports on Form 8-K:

              None.

(c) Exhibits. Reference is made to the Index to Exhibits immediately preceding the exhibits thereto.

(d) Financial Statement Schedules. The required financial statement schedules are entered on the Index to Financial Statements and Supplementary Data contained in Item 8.

                                Index to Exhibits

Exhibit
Number                                       Document
-------------------------------------------------------------------------------
 2.1 Plan and Agreement of Merger dated June 18, 1998 between Family Bargain Corporation and General
        Textiles, Inc. (1)
 3.1   (i)      Restated Certificate of Incorporation
       (ii)     Bylaws (2)
 4.1 Junior Subordinated Note Agreement dated April 30, 1998 among General Textiles, American Endeavour Fund Limited and London Pacific Life & Annuity Company (1)
 4.2   Form of Warrant dated April 30, 1998 (1)
10.1   Factory 2-U Stores, Inc. Employee Stock Purchase Plan (3)
10.2   Amended and Restated Factory 2-U Stores, Inc. 1997 Stock Option Plan (4)
10.3   Factory 2-U Stores, Inc. Employee Compensation Agreements (5)
10.4   Financing Agreement between The CIT Group/Business Credit, Inc.
         (as Agent and a Lender) and Factory 2-U Stores, Inc. (as Borrower), dated as of March 3, 2000 (6)
10.5 First Amendment to the Financing Agreement between The CIT Group/Business Credit, Inc. (as Agent and a Lender) and Factory 2-U Stores, Inc.
         (as Borrower), dated as of March 3, 2000
10.6   Amended Employment Agreement between Factory 2-U Stores, Inc. and
         Michael M. Searles (6)
11.1   Computation of per share earnings
23.1   Consent of Arthur Andersen LLP, Independent Public Accountants

-----------------------------

(1) Incorporated by reference to Registration Statement on Form S-2, No. 333-58797 filed with the SEC on October 14, 1998.

(2) Incorporated by reference to Registration Statement on Form S-1, No. 33-77488, filed with the SEC on April 7, 1994.

(3) Incorporated by reference to Registration Statement on Form S-8, No. 333-94123 filed with the SEC on January 5, 2000.

(4) Incorporated by reference to Registration Statement on Form S-8, No. 333-40682 filed with the SEC on June 30, 2000.

(5) Incorporated by reference to Registration Statement on Form S-8, No. 333-89267 filed with the SEC on October 19, 1999.

(6) Incorporated by reference to Form 10-K for the fiscal year ended January 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                  FACTORY 2-U STORES, INC.




                                                  By:/s/ Michael M. Searles
                                                     -------------------------
                                                     Michael M. Searles
                                                     Chairman of the Board
Dated:  April 25, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Company and in the capacities and on the date indicated.

 Signature                      Title                                  Date
-----------                     ------                                ------

/s/ Michael M. Searles          President, Chief Executive
---------------------------
Michael M. Searles              Officer and Director
                                 (Principal Executive Officer)    April 25, 2001


/s/ Douglas C. Felderman        Executive Vice President,         April 25, 2001
----------------------------    Chief Financial Officer
Douglas C. Felderman            (Principal Financial
                                and Accounting Officer)


/s/ Willem de Vogel             Director                          April 25, 2001
----------------------------
Willem de Vogel


/s/ Peter V. Handal             Director                          April 25, 2001
----------------------------
Peter V. Handal


/s/ Ronald Rashkow              Director                          April 25, 2001
----------------------------
Ronald Rashkow


/s/ Wm. Robert Wright II        Director                          April 25, 2001
----------------------------
Wm. Robert Wright II

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



         To Factory 2-U Stores, Inc.:

         We have audited the accompanying balance sheets of Factory 2-U Stores, Inc. (a Delaware corporation) as of February 3, 2001 and January 29, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Factory 2-U Stores, Inc. as of February 3, 2001 and January 29, 2000 and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States.


         /s/ ARTHUR ANDERSEN LLP



         San Diego, California
         February 26, 2001

                           FACTORY 2-U STORES, INC.
                                 Balance Sheets
                                 (in thousands)

                                                                    February 3,      January 29,
                                                                       2001             2000
                                                                   -------------    -------------
ASSETS
Current assets:
     Cash                                                              $   4,739        $   9,473
     Merchandise inventory                                                52,444           35,048
     Accounts receivable                                                   3,160            1,354
     Prepaid expenses                                                      4,716              937
     Deferred income taxes                                                 2,503            2,184
                                                                   -------------    -------------
          Total current assets                                            67,562           48,996
                                                                   -------------    -------------


Leasehold improvements and equipment,
     net of accumulated depreciation and amortization                     40,632           27,425
Deferred income taxes                                                      4,992            1,032
Other assets                                                               1,176            1,507
Excess of cost over net assets acquired, less accumulated
     amortization of $11,742 and $10,139, respectively                    27,903           29,506
                                                                   -------------    -------------
          Total assets                                                 $ 142,265        $ 108,466
                                                                   =============    =============


                             (continued)







   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)


                                                                    February 3,      January 29,
                                                                       2001             2000
                                                                   -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt and capital leases             $ 2,170           $ 1,251
     Accounts payable                                                     25,194            19,994
     Income taxes payable                                                  5,458             4,235
     Accrued expenses                                                     15,844            22,275
                                                                   -------------     -------------
          Total current liabilities                                       48,666            47,755

Revolving credit facility                                                      -                 -
Long-term debt                                                             9,218            10,067
Capital lease and other long-term obligations                              1,126             1,658
Deferred rent                                                              3,518             2,556
                                                                   -------------     -------------
          Total liabilities                                               62,528            62,036
                                                                   -------------     -------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.01 par value; 35,000,000 shares
     authorized and 12,759,304 shares and 12,390,817 shares
     issued and outstanding, respectively                                    127               124
     Stock subscription notes receivable                                  (2,225)           (2,710)
     Additional paid-in capital                                          119,646           108,091
     Accumulated deficit                                                 (37,811)          (59,075)
                                                                   -------------     -------------
          Total stockholders' equity                                      79,737            46,430
                                                                   -------------     -------------
          Total liabilities and stockholders' equity                   $ 142,265         $ 108,466
                                                                  ==============    ==============



   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                     (in thousands, except per share data)


                                                                       Fiscal Year Ended
                                                         ----------------------------------------------
                                                          February 3,     January 29,     January 30,
                                                              2001            2000            1999
                                                         -------------   -------------   -------------
Net sales                                                    $ 555,670       $ 421,391       $ 338,223
Cost of sales                                                  358,393         270,962         222,332
                                                         -------------   -------------   -------------
     Gross profit                                              197,277         150,429         115,891

Selling and administrative expenses (exclusive
   of non-cash stock-based compensation
   expense shown below)                                        154,379         119,951          97,140
Pre-opening expenses                                             5,371           3,273           2,579
Amortization of intangibles                                      2,092           2,358           2,358
Condemnation award                                              (1,240)              -               -
Stock-based compensation expense                                 4,807           2,094               -
Special charges                                                      -               -           2,350
Merger costs                                                         -               -           1,000
                                                         -------------   -------------   -------------
     Operating income                                           31,868          22,753          10,464

Interest expense, net                                            1,546           2,272           4,189
                                                         -------------   -------------   -------------
Income before income taxes and extraordinary item               30,322          20,481           6,275
Income taxes                                                     9,058           8,039           1,256
                                                         -------------   -------------   -------------
Income before extraordinary item                                21,264          12,442           5,019
Extraordinary item - debt extinguishment, net of
   income tax benefit                                                -               -           2,750
                                                         -------------   -------------   -------------
Net income                                                      21,264          12,442           2,269

Inducement to convert preferred stock to common stock                -               -           2,804
Preferred stock dividends:
     Series A                                                        -               -           2,593
     Series B                                                        -               -           2,210

-------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                  $ 21,264        $ 12,442        $ (5,338)
                                                         =============   =============   =============

Income (loss) per share
     Basic
         Income (loss) before extraordinary item              $   1.69        $   1.02        $  (0.77)
         Extraordinary item                                   $      -        $      -        $  (0.81)
         Net income (loss)                                    $   1.69        $   1.02        $  (1.58)

     Diluted
         Income (loss) before extraordinary item              $   1.63        $   0.97        $  (0.77)
         Extraordinary item                                   $      -        $      -        $  (0.81)
         Net income (loss)                                    $   1.63        $   0.97        $  (1.58)


Weighted average common shares outstanding
         Basic                                                  12,589          12,214           3,381
         Diluted                                                13,066          12,864           3,381



   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                       Statements of Stockholders' Equity
                       (in thousands, except share data)


                                                                    Preferred Stock
                                                    -------------------------------------------------
                                                           Series A                  Series B                 Common Stock
                                                    -----------------------   -----------------------    ----------------------
                                                       Shares       Amount       Shares       Amount       Shares       Amount
                                                    ------------   --------   ------------   --------   ------------   --------
Balance at January 31, 1998                            3,638,690   $    36        33,714     $      -      1,485,291   $    15

Series A preferred stock dividends                             -         -             -            -              -         -
Series B preferred stock dividend accretion                    -         -             -            -              -         -
Issuance of preferred stock to management for notes            -         -         1,824            -              -         -
Issuance of common stock in debt restructuring                 -         -             -            -         22,600         -
Issuance of common stock in rights offering                    -         -             -            -        800,000         8
Conversion of preferred stock to common stock         (3,638,690)      (36)      (35,538)           -      9,798,468        98
Correction for unsplit units                                   -         -             -            -           (184)        -
Inducement to convert preferred stock to
      common stock                                             -         -             -            -              -         -
Compensation expense                                           -         -             -            -              -         -
Net income                                                     -         -             -            -              -         -
                                                     ------------   --------   ------------   --------   ------------   --------
Balance at January 30, 1999                                    -         -             -            -     12,106,175       121
                                                     ------------   --------   ------------   --------   ------------   --------
Issuance of common stock for exercise of
     stock options and warrants                                -         -             -            -        294,798         3
Compensation expense related to grant
     of stock options                                          -         -             -            -              -         -
Compensation expense related to stock option
     performance                                               -         -             -            -              -         -
Tax effect related to non-qualified stock options              -         -             -            -              -         -
Issuance of common stock to Board
     members as compensation                                   -         -             -            -          4,750         -
Correction of prior year conversion                            -         -             -            -            173         -
Repurchase of warrants                                         -         -             -            -              -         -
Payments of notes receivable                                   -         -             -            -              -         -
Cancellation of stock subscriptions receivable                 -         -             -      (15,079)             -         -
Net income                                                     -         -             -            -              -         -
                                                     ------------   --------   ------------   --------   ------------   --------
Balance at January 29, 2000                                    -         -             -            -     12,390,817       124
                                                     ------------   --------   ------------   --------   ------------   --------
Issuance of common stock for exercise
     of stock options                                          -         -             -            -        341,932         3
Compensation expense related to stock option
     performance                                               -         -             -            -              -         -
Tax effect related to non-qualified stock options              -         -             -            -              -         -
Issuance of common stock to Board members
     and management as compensation                            -         -             -            -         19,407         -
Issuance of common stock under
    employee stock purchase plan                               -         -             -            -          7,148         -
Payments of notes receivable                                   -         -             -            -              -         -
Net income                                                     -         -             -            -              -         -
                                                     ------------   --------   ------------   --------   ------------   --------
Balance at February 3, 2001                                    -    $    -             -      $     -     12,759,304    $  127
                                                     ============   ========   ============   ========   ============   ========



                                                         Stock
                                                     Subscription     Additional
                                                         Notes         Paid-in       Accumulated
                                                      Receivable       Capital         Deficit          Total
                                                     -------------    ----------     ------------     ----------
Balance at January 31, 1998                          $    (2,115)     $  85,461      $  (66,179)      $  17,218

Series A preferred stock dividends                             -              -          (2,593)         (2,593)
Series B preferred stock dividend accretion                    -          2,210          (2,210)              -
Issuance of preferred stock to management for notes       (1,972)         1,972               -               -
Issuance of common stock in debt restructuring                 -            789               -             789
Issuance of common stock in rights offering                    -          9,992               -          10,000
Conversion of preferred stock to common stock                  -            (62)              -               -
Correction for unsplit units                                   -              -               -               -
Inducement to convert preferred stock to
      common stock                                             -          2,804          (2,804)              -
Compensation expense                                           -             82               -              82
Net income                                                     -              -           2,269           2,269
                                                     -------------    ----------     ------------     ----------
Balance at January 30, 1999                                (4,087)      103,248         (71,517)         27,765
                                                     -------------    ----------     ------------     ----------

Issuance of common stock for exercise of
     stock options and warrants                                 -         2,186               -           2,189
Compensation expense related to grant
     of stock options                                           -            83               -              83
Compensation expense related to stock option
     performance                                                -         2,094               -           2,094
Tax effect related to non-qualified stock options               -           972               -             972
Issuance of common stock to Board
     members as compensation                                    -            87               -              87
Correction of prior year conversion                             -             -               -               -
Repurchase of warrants                                          -          (457)              -            (457)
Payments of notes receivable                                1,255             -               -           1,255
Cancellation of stock subscriptions receivable                122          (122)              -               -
Net income                                                      -             -          12,442          12,442
                                                     -------------    ----------     ------------     ----------
Balance at January 29, 2000                                (2,710)      108,091         (59,075)         46,430
                                                     -------------    ----------     ------------     ----------

Issuance of common stock for exercise
     of stock options                                           -         2,595               -           2,598
Compensation expense related to stock option
     performance                                                -         4,807               -           4,807
Tax effect related to non-qualified stock options               -         3,454               -           3,454
Issuance of common stock to Board members
     and management as compensation                             -           519               -             519
Issuance of common stock under
    employee stock purchase plan                                -           180               -             180
Payments of notes receivable                                  485             -               -             485

Net income                                                      -             -          21,264          21,264
                                                     -------------    ----------     ------------     ----------
Balance at February 3, 2001                          $     (2,225)    $ 119,646      $  (37,811)      $  79,737
                                                     =============    ==========     ============     ==========







   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)


                                                                       Fiscal Year Ended
                                                         ----------------------------------------------
                                                          February 3,     January 29,     January 30,
                                                              2001            2000            1999
                                                         -------------   -------------   -------------
Cash flows from operating activities:
  Income from operating activities                       $  21,264        $  12,442       $    5,019
  Adjustments to reconcile income to net cash
    provided by operating activities
       Depreciation                                         10,351            6,859            4,484
       Amortization of intangibles                           2,092            2,358            2,359
       Amortization of debt discount                         1,151            1,137            1,430
       Loss on disposal of equipment                           581              796              163
       Deferred rent expense                                 1,098              364             (362)
       Stock-based compensation expense                      4,807            2,094                -
       Changes in operating assets and liabilities:
         Merchandise inventory                             (17,396)          (3,695)          (1,533)
         Prepaid expenses and other assets                  (7,984)          (1,375)          (4,117)
         Accounts payable                                    5,200           (1,264)           2,255
         Accrued expenses and other liabilities             (3,840)           4,808           10,120
                                                         -------------   -------------   -------------
Net cash provided by operating activities                   17,324           24,524           19,818
                                                         -------------   -------------   -------------
Cash flows used in investing activities
  Purchase of leasehold improvements and equipment         (23,818)         (16,893)          (6,798)
                                                         -------------   -------------   -------------
Net cash used in investing activities                      (23,818)         (16,893)          (6,798)
                                                         -------------   -------------   -------------



                                  (continued)






    The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)


                                                                       Fiscal Year Ended
                                                         ----------------------------------------------
                                                          February 3,     January 29,     January 30,
                                                              2001            2000            1999
                                                         -------------   -------------   -------------
Cash flows provided by (used in) financing activities:
  Borrowings on revolving credit facility                   111,711         454,157          354,816
  Payments on revolving credit facility                    (111,711)       (456,000)        (365,630)
  Payments of long-term debt and capital lease obligations   (1,253)         (2,426)          (9,445)
  Cash payments of preferred stock dividends                      -               -           (2,593)
  Proceeds from issuance of common stock, net                   180               -           10,000
  Payments of deferred debt issuance costs                     (250)              -             (211)
  Repurchase of warrants                                          -            (457)               -
  Proceeds from exercise of stock options and warrants        2,598           2,189                -
  Payments of stock subscription notes receivable               485           1,255                -
                                                         -------------   -------------   -------------
Net cash provided by (used in) financing activities           1,760          (1,282)         (13,063)
                                                         -------------   -------------   -------------
Net increase (decrease) in cash                              (4,734)          6,349              (43)

Cash at the beginning of the period                           9,473           3,124            3,167
                                                        -------------   -------------   -------------
Cash at the end of the period                             $   4,739       $   9,473       $    3,124
                                                        =============   =============   =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              $     651       $   1,295       $    2,679
    Income taxes                                          $   9,559       $   6,011       $      111

Supplemental disclosures of non-cash investing and
  financing activities:
    Acquisition of equipment financed by capital leases   $       -       $       -       $      970
    Issuance of Series B Preferred Stock for notes        $       -       $       -       $    1,972
    Series B Preferred Stock dividend accretion           $       -       $       -       $    2,210
    Conversion of preferred stock to common stock
      inducement charge                                   $       -       $       -       $    2,804
    Tax effect related to non-qualified stock options     $   3,454       $     972       $        -
    Issuance of common stock to board members and
      management as compensation                          $     519       $      87       $        -


   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         We operate a chain of off-price retail apparel and housewares stores in Alabama, Arizona, California, Louisiana, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington. We sell branded casual apparel for the family, as well as selected domestics and household merchandise at prices which generally are significantly lower than other discount stores. At February 3, 2001, we operated 243 stores under the name Factory 2-U.

         Fiscal Year

         Our fiscal year is based on a 52/53 week year ending on the Saturday nearest January 31. Fiscal year ended February 3, 2001 included 53 weeks and fiscal years ended January 29, 2000 and January 30, 1999 included 52 weeks. We define our fiscal year by the calendar year in which most of the activity occurs (e.g. the fiscal year ended February 3, 2001 is referred to as fiscal 2000).

         Merchandise Inventory

         Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. In addition, consistent with industry practice, we capitalize certain buying, warehousing, storage and transportation costs. At February 3, 2001 and January 29, 2000, such costs included in inventory were $4.7 million and $2.4 million, respectively.

         Leasehold Improvements and Equipment

         Leasehold improvements and equipment are stated at original cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the shorter of the estimated useful lives of the related asset or the lease term, generally five years.

         Excess of Cost Over Net Assets Acquired

         Excess of cost over net assets acquired ("goodwill") is amortized on a straight-line basis over 25 years. We assess the recoverability of goodwill by determining whether its balance can be recovered from the future undiscounted operating cash flows. The impairment, if any, is measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows.

         Asset Impairment

         We assess potential asset impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying value of the asset exceeds the fair value of the asset.

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

         Advertising Costs

         Advertising costs are expensed as incurred. Advertising costs for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 were approximately $17.7 million, $12.3 million and $9.9 million, respectively.

         Deferred Rent

         Rent expense under non-cancelable operating lease agreements is recorded on a straight-line basis over the life of the respective leases. The excess rent expense over rent paid is accounted for as deferred rent (Note 8).

         Store Pre-opening and Closing Costs

         Pre-opening costs (costs of opening new stores, including grand opening promotions, training and store set-up costs) are expensed as incurred.

         Costs associated with closing stores, consisting primarily of inventory liquidation costs, non-recoverable investment in fixed assets and any future lease obligations, are recognized as operating expense when the decision to close a store is made.

         Income Taxes

         Income taxes are accounted for under the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (Note 7).

         Stock-Based Compensation

         We have elected under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to continue using the intrinsic value method of accounting for employee stock- based compensation in accordance with Accounting Principles Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation expense is recognized only in the event that the exercise price of options granted is less than the market price of the underlying stock on the date of grant. The fair value method generally requires entities to recognize compensation expense over the vesting period of options based on the estimated fair value of the options granted. We have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation as required by SFAS No. 123 (Note 10).

         Dividend Accretion

         Our Series B Preferred Stock had an increasing rate dividend feature (Note 9). Accordingly, we recorded dividends on Series B Preferred Stock using the effective interest method to recognize the dividends ratably over the estimated period in which the stock would have been outstanding. We converted the Series B Preferred Stock to common stock in November 1998 and, therefore, no additional dividends have been accreted since fiscal 1998 (Note 3).

         Earnings (Loss) per Common Share

         We compute earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed based on the weighted average shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average shares outstanding and potentially dilutive common equivalent shares. Common equivalent shares are not included in the computation of diluted loss per share for fiscal 1998 because the effect would be anti-dilutive.

         Use of Estimates

         Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles in the United States. Actual results could differ from those estimates.

         Reclassifications

         Certain prior period amounts have been reclassified to conform their presentation to the fiscal 2000 financial statements.

         New Accounting Pronouncements

         In July 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of APB No. 25 with respect to the definition of an "employee" and accounting for modifications of outstanding awards. This interpretation became effective July 1, 2000. We have applied FIN 44 to all new stock options or awards granted after July 1, 2000 and any modifications to existing options or awards performed after July 1, 2000. We believe the implementation of FIN 44 did not have a material effect on our financial position or results of operations.

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB was amended by SAB No. 101B, which defers the effective date for all registrants with fiscal years that begin after December 15, 1999 to allow for the option of implementing no later than the fourth quarter of fiscal 2000. We have reviewed the impact of SAB Nos. 101 and 101B on our financial statements and its adoption does not have a material impact on our financial statements.

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS Nos. 137 and 138, which defer the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000 and clarify certain provisions of SFAS No. 133. SFAS No. 133 became effective for our first quarter of fiscal 2001 and we do not expect it to have a material effect on our financial position or results of operations.


2.       SPECIAL CHARGES

         During fiscal 1998, we recorded charges to operations in the amount of $1.0 million for costs related to the merger of our wholly-owned subsidiary, General Textiles, Inc. into us and the Recapitalization (Note 3). In addition, we recorded special charges in the amount of $2.4 million in connection with the hiring of our current President and CEO.


3.       RECAPITALIZATION

         In fiscal 1998, we initiated a multi-phased plan to restructure our capitalization (the "Recapitalization"), which included restructuring the subordinated and junior subordinated debt in a manner that removed an estimated excess cash flow calculation previously used to determine the timing and amounts of payments and replaced that term with a fixed debt payment schedule (Note 6). The debt restructuring resulted in an extraordinary charge of $2.8 million, net of tax benefit, in the first quarter ended April 30, 1998.

         On July 31, 1998, our two operating subsidiaries, General Textiles and Factory 2-U, Inc., merged to form General Textiles, Inc.
         (the "Subsidiary Merger").

         On November 23, 1998, we carried out a Recapitalization in which all of our outstanding shares were converted into a single class of Common Stock. Under the Plan of Recapitalization, each outstanding share of Pre-Recapitalization Common Stock was converted into .30133 shares of Common Stock, each outstanding share of Series A 9-1/2% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") was converted into one share of Common Stock and each outstanding share of Series B Junior Convertible, Exchangeable Preferred Stock (the "Series B Preferred Stock") was converted into 173.33 shares of Common Stock. In connection with this conversion, we recorded a reduction to net income applicable to common stockholders in the amount of $2.8 million pertaining to the conversion of Series A and Series B Preferred Stock to Common Stock pursuant to the Plan of Recapitalization, in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt." The amount of the reduction represents the fair value of Post-Recapitalization Common Stock transferred in excess of the fair value of common stock issuable pursuant to the original conversion terms of the Preferred Stock. In conjunction with the Recapitalization, General Textiles, Inc. was merged into Family Bargain Corporation and we changed our name to Factory 2-U Stores, Inc.

         The last phase of the Recapitalization was a rights offering in which 800,000 shares of Post-Recapitalization Common Stock were sold to existing stockholders at $13 per share. We received proceeds of $10.0 million, net of $400,000 of related expenses.

4.       LEASEHOLD IMPROVEMENTS AND EQUIPMENT

         Leasehold improvements and equipment consist of the following:

                                                                February 3,     January 29,
          (in thousands)                                           2001            2000
                                                               -----------------------------
             Furniture, fixtures and equipment                 $  53,561        $  35,609
             Leasehold improvements                               11,295            7,891
             Automobiles                                             645              748
             Equipment under capital leases                          678            1,047
                                                               ------------     ------------
                                                                  66,179           45,295
               Less accumulated depreciation and amortization    (25,547)         (17,870)
                                                               ------------     ------------
                                                               $  40,632        $  27,425
                                                               ============     ============

5.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                February 3,     January 29,
          (in thousands)                                           2001            2000
                                                               -----------------------------
             Accrued compensation and related costs            $   6,287        $  7,882
             Sales tax payable                                     2,686           5,128
             Other accrued expenses                                6,871           9,265
                                                               ------------     ------------
                                                               $  15,844        $ 22,275
                                                               ============     ============


6.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         Long-term debt and revolving credit facility consist of the following:

                                                                 February 3,    January 29,
          (in thousands)                                           2001            2000
                                                               -----------------------------
            Junior subordinated notes, discounted at a rate
            of 10.0%, principal payments in annual installments
            ranging from $2.0 million to $3.0 million,
            final balloon payment of $5.3 million due May 2005 $  11,218        $  11,067

          Less current maturities                                 (2,000)          (1,000)
                                                               ------------     ------------
          Long-term debt and revolving credit facility,
            net of current maturities                          $   9,218        $  10,067
                                                               ============     ============


         Revolving Credit Facility

         In March 2000, we entered into a new $50.0 million revolving credit facility with a financial institution and terminated a prior revolving credit facility. Under the new revolving credit facility, we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The credit facility includes a $5.0 million sub-facility for letters of credit. As of February 3, 2001, interest on the credit facility was at the prime rate, or at our election, LIBOR plus 1.50%. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 2.50%. The credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory and requires us to maintain specified levels of tangible net worth in the event that our borrowing availability is less than a specified amount.

         At February 3, 2001, based on eligible inventory and accounts receivable, we were eligible to borrow $42.9 million under the credit facility and had no outstanding balance.


         Subordinated Notes

         In fiscal 1998, we exchanged existing Subordinated Reorganization Notes and Junior Subordinated Reorganization Notes for New Subordinated Notes and New Junior Subordinated Notes that eliminated an estimated excess cash flow calculation previously used to determine the timing and amount of payments and provided a fixed debt payment schedule. In accordance with Emerging Issues Task Force 96-19, we accounted for the exchange of the old notes as an extinguishment of debt, and, in connection therewith, recorded an extraordinary loss, net of tax benefit, of $2.8 million. This loss represented increases in the present value of the principal amount of the old notes and fees paid to the lenders. The fees included the issuance of 22,600 shares of pre-recapitalization common stock and warrants to purchase 82,690 shares of pre-recapitalization common stock, both stated at fair market value when they were issued. We paid the New Subordinated Notes totaling $3.3 million in full in December 1998.

         The New Junior Subordinated Notes are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of February 3, 2001, the New Junior Subordinated Notes had a face value of $15.3 million and a related unamortized discount of $4.1 million, resulting in a net carrying value of $11.2 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the New Junior Subordinated Notes of $1.0 million during fiscal 2000. Additional principal payments are scheduled on December 31, 2001 and December 31, 2002 ($2.0 million), on December 31, 2003 and December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

 7.      INCOME TAXES

         Significant components of the provision for income taxes are as follows:

                                                                     Fiscal Year Ended
                                                     -------------------------------------------------
                                                       February 3,       January 29,       January 30,
          (in thousands)                                  2001              2000              1999
                                                     -------------------------------------------------
          Federal Income Tax Provision
             Current                                   $ 11,249           $  6,592         $  2,857
             Deferred                                    (3,596)              (302)          (1,914)
                                                     -----------        -----------       ------------
                                                          7,653              6,290              943
                                                     -----------        -----------       ------------
             Current                                      2,088              1,822              698
             Deferred                                      (683)               (73)            (385)
                                                     -----------        -----------       ------------
                                                          1,405              1,749              313
                                                     -----------        -----------       ------------
                                                       $  9,058           $  8,039         $  1,256
                                                     ===========        ===========       ============



         The principal temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                 February 3,    January 29,
          (in thousands)                                           2001            2000
                                                               -----------------------------
            Deferred tax assets
               Net operating loss carryforwards                $   8,409        $   9,426
               Compensated absences and bonuses                    2,696            1,227
               Deferred rent                                       1,695            1,304
               Closed store accrual                                  229              593
               Excess of tax over book inventory                     875              520
               Accrued expenses                                      762            1,285
               Other                                               1,080              346
                                                               ------------     ------------
               Total gross deferred tax assets                    15,746           14,701

               Less valuation allowance                           (7,647)         (10,711)
                                                               ------------     ------------
                 Net deferred tax assets                           8,099            3,990
                                                               ------------     ------------
          Deferred tax liabilities
               Leasehold improvements and equipment,
                 principally due to differences in
                 depreciation recognized on fixed assets             604              774
                                                               ------------     ------------
                 Deferred tax liabilities                            604              774
                                                               ------------     ------------
                 Net deferred tax asset                        $   7,495        $   3,216
                                                               ============     ============

          We have established a valuation allowance because we are uncertain when we may realize the benefits of our deferred tax assets and annual limitations on the usage of net operating loss carryforwards.

          The difference between the expected income tax expense (benefit) computed by applying the U.S. federal income tax rate of 35%, 35% and 34% to net income from continuing operations for fiscal 2000, 1999 and 1998, respectively, and actual expense is a result of the following:

                                                                     Fiscal Year Ended
                                                     -------------------------------------------------
                                                       February 3,       January 29,       January 30,
          (in thousands)                                  2001              2000              1999
                                                     -------------------------------------------------
          Amortization of goodwill                            656              657               658
          Change in valuation allowance                    (3,064)            (784)           (2,017)
          Merger costs                                          -                -               410
          Business credits                                    (86)             (52)             (150)
          State income taxes, net of federal income
               tax benefit                                  1,819            1,059               374
          Refund of taxes                                    (900)               -                 -
          Other, net                                           21               (9)             (199)
                                                       -----------        -----------       ------------
                                                       $    9,058         $  8,039          $  1,256
                                                       ===========        ===========       ============

         At February 3, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $24.2 million that expire starting in fiscal 2012. In the event of a change in ownership under the provisions of the Internal Revenue Code, the annual use of net operating loss carryforwards may be limited.


8.       LEASE COMMITMENTS

         We operate retail stores, distribution centers and administrative offices under various operating leases. Total rent expense was approximately $29.9 million, $22.0 million and $18.0 million, including contingent rent expense of approximately $435,000, $447,000 and $240,000, for fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

         Rent expense is recorded on a straight-line basis over the life of the lease. For fiscal 2000 and 1999, rent expense charged to operations exceeded cash payment requirements by approximately $1.1 million and $364,000, respectively, and resulted in an increase to the deferred rent liability for the same amount. For fiscal 1998, cash payment requirements exceeded rent expense charged to operations by approximately $362,000, resulting in a decrease to the deferred rent liability for the same amount.

         We are also obligated under various capital leases for equipment that expire at various dates during the next two years. Equipment and related accumulated amortization recorded under capital leases are as follows:

                                                                 February 3,    January 29,
          (in thousands)                                           2001            2000
                                                               -----------------------------
            Equipment                                               678              966
                                                               ------------     ------------
                                                                    678            1,047
             Less accumulated amortization                         (508)            (535)
                                                               ------------     ------------
                                                               $    170         $    512
                                                               ============     ============

         At February 3, 2001, the future minimum lease payments under capital leases and operating leases with remaining non-cancelable terms are as follows:

                                                                 Capital          Operating
          (in thousands)                                          Leases            Leases
                                                               -----------------------------
            Fiscal year:
               2001                                            $      180       $    27,876
               2002                                                    20            25,191
               2003                                                     -            23,050
               2004                                                     -            19,823
               2005                                                     -            12,802
               Thereafter                                               -            24,512
                                                               ------------     ------------
               Total minimum lease payments                           200       $   133,254
                                                                                ============
                Less amount representing interest (rates
                   ranging from 9.0% to 14.8%)                        (10)
                                                               ------------
               Present value of capital lease obligation              190
               Less current maturities                               (170)
                                                               ------------
               Long-term capital lease obligation              $       20
                                                               ============

9.       STOCKHOLDERS' EQUITY

         Prior to the Recapitalization, we were authorized to issue Series A Preferred Stock, Series B Preferred Stock and Common Stock. In connection with the Recapitalization, we converted all shares of our Series A and Series B Preferred Stock into Post-Recapitalization Common Stock and effected a reverse stock split, which converted all shares of our Pre-Recapitalization Common Stock into .30133 shares of Post-Recapitalization Common Stock (Note 3).

10.      STOCK OPTIONS AND WARRANTS

         At February 3, 2001, warrants to purchase 82,690 common shares were outstanding. These warrants have an exercise price of $19.91 and expire in May 2005.

         We have a stock option plan, the Amended and Restated Family Bargain Corporation 1997 Stock Option Plan. Options may be granted as incentive or nonqualified stock options. We may grant up to 2,157,980 options under this Plan. The options are issued at fair market value with exercise prices equal to our stock price on the date of grant. Options vest over three to five years; are exercisable in whole or in installments; and expire from five to ten years from the date of grant.

         Our Board of Directors has granted stock options to members of the Board and to our management. A summary of our stock option activity and related information is as follows:

                                                             Number of       Weighted average
                                                              options *       exercise prices *
                                                            -----------------------------
          Outstanding January 31, 1998                        930,417            $  7.07
          Granted                                             452,147               6.88
          Exercised                                                 -                  -
          Canceled                                            (57,667)              7.27
                                                            -----------            -----
          Outstanding January 30, 1999                      1,324,897               7.00
          Granted                                             454,232              17.93
          Exercised                                          (257,482)              6.90
          Canceled                                           (141,209)              7.86
                                                            -----------            -----
          Outstanding January 29, 2000                      1,380,438              10.53
          Granted                                             335,584              28.35
          Exercised                                          (341,932)              7.60
          Canceled                                            (88,658)             16.85
                                                            -----------            -----
          Outstanding February 3, 2001                      1,285,432             $15.52

          Exercisable at February 3, 2001                     539,151             $ 9.29


         * Options for January 31, 1998 have been converted at .30133 per option under the Recapitalization.

         The following table summarizes information about the stock options outstanding at February 3, 2001:



                                      Weighted-average
                           Number       contractual   Weighted-average   Number      Weighted-average
   Range of exercise     of options      life           exercise       of options       exercise
         prices          outstanding    (Years)          price         exercisable        price
  --------------------- -------------- --------------  -------------   ------------- --------------
    $ 0.00 to $ 4.23            754        1.8          $ 4.15              754         $ 4.15
    $ 4.23 to $ 8.45        578,324        3.3          $ 6.95          443,483         $ 6.90
    $ 8.45 to $12.68        159,920        8.0          $12.07           28,684         $11.98
    $12.68 to $16.90         62,500        8.1          $15.06           14,500         $15.24
    $16.90 to $21.13         25,150        5.1          $18.71            4,150         $19.75
    $21.13 to $25.35        140,805        8.5          $24.05           14,780         $24.19
    $25.35 to $29.58        255,736        7.7          $27.31           26,800         $26.06
    $29.58 to $33.80         19,993        9.6          $31.85                -         $    -
    $33.80 to $38.03         32,750        9.0          $36.55            2,500         $37.56
    $38.03 to $42.25          9,500        6.1          $40.62            3,500         $41.80
                          ---------        ---          ------      ------------        ------
                          1,285,432        5.8          $15.52          539,151         $ 9.29
                          =========        ===          ======      ============        ======

         During fiscal 1997 and 1998, we granted options which, subject to time vesting conditions, originally were to become exercisable in 25% installments when the Common Stock price reached the following market price hurdles and maintained those prices for 60 consecutive trading days: $19.91, $24.89, $33.19 and $49.78. In December 1998, the Board of
         Directors removed the first two market price hurdles for those optionees that were employees, making one-half of those options granted exercisable only subject to time vesting conditions. As a result, we recorded compensation expense in the amount of $82,000.

         During fiscal 1999, the market price of our stock was $19.91 or greater for at least 60 consecutive trading days; therefore, all 92,960 options with a market price hurdle of $19.91 became exercisable. We recorded a non-cash compensation charge of approximately $2.1 million in connection with this event.

         In July 2000, our Common Stock achieved a market price of $24.89 or greater for 60 consecutive trading days. As a result, all 92,961 stock options with a market price hurdle of $24.89 became exercisable and we recorded non-cash stock-based compensation expense of $2.7 million. In August 2000, our Common Stock achieved a market price of $33.19 or greater for 60 consecutive trading days; therefore, 71,419 stock options with a market price hurdle of $33.19 became exercisable and we recorded non-cash stock-based compensation expense of $2.1 million. There are an additional 65,731 stock options outstanding that will become exercisable once our Common Stock has achieved and maintained a price of $49.78 for 60 consecutive trading days. At that time, we will be required to record non-cash compensation expense in the minimum amount of $2.8 million.

         SFAS No. 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to ours. We have adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for stock options awarded under this plan been determined consistent with SFAS No. 123, our net income and earnings per share would have reflected the following pro forma amounts:

                                                                      Fiscal Year Ended
                                                    ------------------------------------------------
                                                     February 3,     January 29,   January 30,
          (in thousands, except per share data)         2001            2000          1999
                                                     -----------     -----------   -----------

           Net Income (Loss):  As Reported            $ 21,264       $ 12,442       $ (5,338)

                               Pro Forma              $ 18,759       $ 11,485       $ (6,249)

           Basic EPS:          As Reported            $   1.69       $   1.02       $  (1.58)

                               Pro Forma              $   1.49       $   0.94       $  (1.85)

           Diluted EPS:        As Reported            $   1.63       $   0.97       $  (1.58)

                               Pro Forma              $   1.44       $   0.89       $  (1.85)

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because our employee stock-based compensation plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

         The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions: (i) expected dividend yield of 0.00%, (ii) expected volatility of 98.75%, 103.33% and 106.89% for fiscal 2000, 1999 and 1998, respectively, (iii) expected life of seven years for fiscal 2000 and three to five years for fiscal 1999 and 1998, and (iv) risk-free interest rate of 5.01%, 6.68% and 5.55% for fiscal 2000, 1999 and 1998, respectively.

11.      EMPLOYEE BENEFITS

         We sponsor a defined contribution plan, qualified under Internal Revenue Code Section 401(k), for the benefit of employees who have completed twelve months of service and who work a minimum of 1,000 hours during that twelve month period. We make a matching contribution equal to 20% of participating employees' voluntary contributions. Participants may contribute from 1% to 15% of their compensation annually, subject to IRS limitations. We contributed approximately $208,000, $199,000 and $167,000 in fiscal 2000, 1999 and 1998, respectively.

         We also sponsor the Factory 2-U Stores, Inc. Employee Stock Purchase Plan which allows eligible employees to acquire shares of our Common Stock at a discount from market price, at periodic intervals, paid for with accumulated payroll deductions. The discount is 15% of the lower of the market price per share as quoted on the NASDAQ National Market on the first and last day of an offering period. Our stockholders approved the Plan at the annual meeting of stockholders in June 2000. The Plan will terminate when all 350,000 shares available for issuance under the Plan are sold although the Plan may be terminated earlier by us at any time. As of February 3, 2001, eligible employees have purchased 7,148 shares of our Common Stock under the Plan.


12.      COMMITMENTS AND CONTINGENCIES

         We are at all times subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of our management, based in part on the advice of legal counsel, the ultimate disposition of these current matters will not have a material adverse effect on our financial position or results of operations.

         We have entered into an employment contract with one of our officers, which defines his duties and compensation and which could provide severance in the event of his termination of employment.


13.      RELATED PARTY TRANSACTIONS

         In March 1997, we entered into an agreement with Three Cities Research, Inc. ("TCR") engaging TCR to act as financial advisor to us. Under this agreement, we pay TCR an annual fee of $50,000 and reimburse TCR for all of its out-of-pocket expenses incurred for services rendered, up to an aggregate of $50,000 annually. We reimbursed TCR for out-of-pocket expenses in the approximate amounts of $37,000, $46,000 and $48,000 during fiscal 2000, 1999 and 1998, respectively. TCR controls approximately 24% of our outstanding common stock and certain principals of TCR are members of our Board of Directors.

14.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The results of operations for fiscal 2000 and 1999 were as follows:

                                                       First      Second       Third       Fourth
          (in thousands, except per share data)       Quarter     Quarter     Quarter     Quarter
                                                      -------     -------     -------     -------
          Fiscal 2000
             Net Sales                               $108,375    $116,678    $136,831    $193,786
             Gross profit                              38,225      42,135      48,957      67,960
             Operating income                           3,092       3,289       6,112      19,375
             Net income                                 1,602       1,661       5,836      12,165

             Earnings per share:
               Basic                                  $  0.13     $  0.13     $  0.46     $  0.95
               Diluted                                $  0.12     $  0.13     $  0.44     $  0.92


                                                      First       Second       Third       Fourth
          (kn thousands, except per share data)      Quarter      Quarter     Quarter     Quarter
                                                     -------      -------     -------     -------
          Fiscal 1999
             Net Sales                                $85,099     $91,931    $104,551    $139,810
             Gross profit                              28,991      33,659      37,360      50,420
             Operating income                           1,105       2,715       3,514      15,418
             Net income                                   334       1,211       1,706       9,191

             Earnings per share:
               Basic                                  $  0.03     $  0.10     $  0.14     $  0.74
               Diluted                                $  0.03     $  0.09     $  0.13     $  0.70



         As a result of rounding differences, total amounts disclosed in the Statements of Operations may not agree to the sum of the amounts disclosed above for the four quarters.