Form 10-Q
period 2001-05-05
FACTORY 2 U STORES INC
filed 2001-06-15
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 5, 2001
                                                  ------------

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

The number of shares outstanding of the registrant's common stock, as of May 30, 2001 was 12,798,042 shares.

                            FACTORY 2-U STORES, INC.

              FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Factory 2-U Stores, Inc. Balance Sheets as of May 5, 2001 (Unaudited)
         and February 3, 2001................................................F-1

         Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
         13 weeks ended May 5, 2001 and April 29, 2000 ......................F-3

         Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
         13 weeks ended May 5, 2001 and April 29, 2000 ......................F-4

         Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited)..F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................... 3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............6


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................7
Item 2.  Changes in Securities and Use of Proceeds.............................7
Item 3.  Defaults Upon Senior Securities.......................................7
Item 4.  Submission of Matters to a Vote of Security Holders...................7
Item 5.  Other Information  ...................................................7
Item 6.  Exhibits and Reports on Form 8-K .....................................7
Signatures    .................................................................8
Exhibit 11  Statement re computation of earnings (loss) per share..............9

                                     PART I

Item 1.   Financial Statements

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)


                                                                     May 5,        February 3,
                                                                      2001             2001
                                                                --------------   --------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash                                                             $   5,676       $   4,739
  Merchandise inventory                                               67,282          52,444
  Accounts receivable                                                  2,235           3,160
  Prepaid expenses                                                     6,474           4,716
  Deferred income taxes                                                2,503           2,503
                                                               --------------     -------------
             Total current assets                                     84,170          67,562

  Leasehold improvements and equipment,
    net of accumulated depreciation and amortization                  41,465          40,632
  Deferred income taxes                                                4,992           4,992
  Other assets                                                         1,146           1,176
  Excess of cost over net assets acquired, less accumulated
    amortization of $12,142 and $11,742, respectively                 27,503          27,903
                                                               --------------     -------------

             Total assets                                          $ 159,276       $ 142,265
                                                               ==============     =============

























                                   (continued)

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)
                                   (continued)



                                                                    May 5,         February 3,
                                                                     2001             2001
                                                                -------------    --------------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital leases          $   2,141        $    2,170
  Accounts payable                                                    46,181            25,194
  Taxes payable                                                        2,057             8,144
  Accrued expenses                                                    13,043            13,158
                                                                -------------    --------------
             Total current liabilities                                63,422            48,666

Revolving credit facility                                              3,200               -
Long-term debt                                                         9,501             9,218
Capital leases and other long-term obligations                         1,099             1,126
Deferred rent                                                          3,582             3,518
                                                                -------------    --------------

             Total liabilities                                        80,804            62,528
                                                                -------------    --------------


Stockholders' equity:
  Common stock, $0.01 par value; 35,000,000 shares authorized and
    12,775,567 shares and 12,759,304 shares issued and outstanding,
    respectively                                                         128               127
  Stock subscription notes receivable                                 (2,225)           (2,225)
  Additional paid-in capital                                         119,828           119,646
  Accumulated deficit                                                (39,259)          (37,811)
                                                                --------------   --------------

             Total stockholders' equity                               78,472            79,737
                                                                --------------   --------------

             Total liabilities and stockholders' equity            $ 159,276         $ 142,265
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

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                                          13 Weeks Ended
                                                                          --------------
                                                                     May 5,          April 29,
                                                                      2001             2000
                                                                  -----------      ------------

Net sales                                                          $ 125,824         $ 108,375
Cost of sales                                                         84,065            70,150
                                                                  -----------      ------------
      Gross profit                                                    41,759            38,225

Selling and administrative expenses                                   42,647            32,846
Pre-opening and closing expenses                                         854             1,698
Amortization of intangibles                                              423               589
                                                                  -----------      ------------
      Operating income (loss)                                         (2,165)            3,092

Interest expenses, net                                                   331               350
                                                                  -----------      ------------
Income (loss) before income taxes                                     (2,496)            2,742
Income tax provision (benefit)                                        (1,048)            1,140
                                                                  ------------    -------------
Net income (loss)                                                  $  (1,448)        $   1,602
                                                                  =============   =============




Income (loss) per share
      Basic                                                        $   (0.11)        $    0.13
      Diluted                                                      $   (0.11)        $    0.12


Weighted average common shares outstanding
      Basic                                                           12,769            12,412
      Diluted                                                         12,769            12,828








     The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                          13 Weeks Ended
                                                                          --------------
                                                                  May 5, 2001      April 29, 2000
                                                                --------------    ----------------
Cash flows from operating activities
  Income (loss) from operating activities                          $ (1,448)             $ 1,602
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation                                                    3,233                2,245
      Amortization of intangibles                                       423                  589
      Amortization of debt discount                                     283                  279
      Loss on disposal of equipment                                      71                  280
      Deferred rent expense                                             106                  111
      Changes in operating assets and liabilities
        Merchandise inventory                                       (14,838)             (17,399)
        Prepaid expenses and other assets                              (821)              (1,654)
        Accounts payable                                             20,987               10,465
        Accrued expenses and other liabilities                       (6,628)              (6,161)
                                                                --------------    ----------------
Net cash provided by (used in) operating activities                   1,368               (9,643)
                                                                --------------    ----------------

Cash flows from investing activities
  Purchase of leasehold improvements and equipment                   (3,691)              (5,553)
                                                               ---------------    ----------------
Net cash used in investing activities                                (3,691)              (5,553)
                                                               ---------------    ----------------

Cash flows from financing activities
  Borrowings on revolving credit facility                            20,472               51,694
  Payments on revolving credit facility                             (17,272)             (42,394)
  Payments on long-term debt and capital lease obligations              (46)                 (70)
  Payment of deferred debt issuance costs                               (40)                (250)
  Payments of stock subscription notes receivable                       -                    169
  Proceeds from exercise of stock options                               146                  145
                                                               --------------     ----------------
Net cash provided by financing activities                             3,260                9,294
                                                               --------------     ----------------

Net increase (decrease) in cash                                         937               (5,902)
Cash at the beginning of the period                                   4,739                9,473
                                                               --------------     ----------------
Cash at the end of the perod                                       $  5,676              $ 3,571
                                                               ==============     ================

Supplemental disclosure of cash flow information
  Cash paid durng the period for
    Interest                                                       $     60              $    47
    Income taxes                                                   $  5,518              $ 4,001

Supplemental disclosure of non-cash financing activities
  Issuance of common stock to board members and management
    as compensation                                                $     38              $   399


    The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)      Unaudited Interim Financial Statements

         The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended February 3, 2001 included in our Form 10-K as filed with the Securities and Exchange Commission.

         We believe that the unaudited financial statements as of and for the 13 weeks ended May 5, 2001 and April 29, 2000 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      New Accounting Pronouncements

         In May 2001, the Financial Accounting Standards Board (the "FASB") established a transition provision in association with their review of accounting standards relating to business combinations previously issued within the Exposure Draft Business Combinations and Intangible Assets in 1999 and subsequently reissued in February 2001 as Business Combinations and Intangible Assets - Accounting for Goodwill. Among other rules stated within the transition provision, non-calendar year end companies with a year end outside the period from March 15, 2001 to December 15, 2001 will be required to continue to amortize goodwill and other related intangible assets until the beginning of their fiscal year that begins in 2002. At the transition date, companies will be required to test for goodwill impairment and any impairment charge resulting from the initial application of the new rules will be classified as a cumulative change in accounting principle. We are currently reviewing the proposed literature and will assess any potential impact of the final statement when it is issued in June 2001.

         In July 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, with respect to the definition of an "employee" and accounting for modifications of outstanding awards. This interpretation became effective July 1, 2000. We have applied FIN 44 to all new stock options or awards granted after July 1, 2000 and any modifications to existing options or awards performed after July 1, 2000. The implementation of FIN 44 does not have any material effect on our financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB summarizes the Securities and Exchange Commission's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB was amended by SAB No. 101B, which defers the effective date for all registrants with fiscal years that begin after December 15, 1999 to allow for the option of implementing no later than the fourth quarter of fiscal 2000. We have reviewed the impact of SAB Nos. 101 and 101B on our financial statements and noted its adoption does not have a material impact on our financial statements.

         In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS Nos. 137 and 138, which defer the effective date for all fiscal quarters of fiscal years beginning after June 15, 2000 and clarify certain provisions of SFAS No. 133. SFAS No. 133 became effective for our first quarter of fiscal 2001. We have reviewed the impact of SFAS Nos. 133, 137 and 138 on our financial statements and noted no material impact on our financial statements.

 (3)     Revolving Credit Facility

         We have a $50.0 million revolving credit facility, under which we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined. The credit facility includes a $5.0 million sub-facility for letters of credit. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 2.50%. The credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory and requires us to maintain specified levels of tangible net worth in the event that our borrowing availability is less than a specified amount.

         At May 5, 2001, based on eligible inventory and accounts receivable, we were eligible to borrow $50.0 million under the revolving credit facility, of which $3.2 million was outstanding at a prime rate of 7.5%.

(4)      Long-term Debt
         ---------------

         Our long-term debt consists of Junior Subordinated Notes, which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of May 5, 2001, the Junior Subordinated Notes had a face value of $15.3 million and a related unamortized discount of $3.8 million, resulting in a net carrying value of $11.5 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the Junior Subordinated Notes of $1.0 million in December 2000. Additional principal payments are scheduled on December 31, 2001 and December 31, 2002 ($2.0 million), December 31, 2003 and December 31, 2004 ($3.0 million) and on May 28, 2005 ($5.3 million).

(5)      Earnings (loss) per Share

         We compute earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding and potentially dilutive common equivalent shares.

         Common equivalent shares are not included in the computation of diluted loss per share for the 13 weeks ended May 5, 2001 because the effect would be anti-dilutive. At April 29, 2000, we had 411,785 anti-dilutive stock options outstanding.

(6)      Provision for Income Taxes

         Based on our estimated effective tax rate for the entire fiscal year, which is subject to ongoing review and evaluation, we recorded a $1.0 million income tax benefit for the 13 weeks ended May 5, 2001.

(7)      Stock Options and Warrants

         As of May 5, 2001, we had outstanding options to purchase 1,321,496 shares of our common stock. Included in these outstanding stock options are 65,731 performance-based options. These performance-based options are designed to become exercisable when the closing price of our common stock for 60 consecutive trading days remains at or above the price target of $49.78. On May 17, 2001, we removed the price target of $49.78 for 19,361 stock options held by an executive officer. As a result of the removal of the price target, we will incur a non-cash charge of approximately $456,000. For the remaining 46,370 performance-based options, if they become exercisable, we will incur a minimum non-cash charge of $2.0 million. Of these performance-based options, 36,201 will expire on April 3, 2002 and the balance will expire on various dates through April 29, 2003.

         At May 5, 2001, we had warrants to purchase 82,690 shares of our common stock outstanding. These warrants have an exercise price of $19.91 and expire in May 2005.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto, included elsewhere in this Form 10-Q.

General

As of May 5, 2001, we operated 251 stores compared to 203 stores as of April 29, 2000. We opened 9 new stores and closed 1 store during the 13-week period ended May 5, 2001. For the same period last year, we opened 25 new stores and closed 9 stores.

Results of Operations

13 Weeks Ended May 5, 2001 Compared to the 13 Weeks Ended April 29, 2000

Net sales were $125.8 million for the 13 weeks ended May 5, 2001 compared to $108.4 million for the 13 weeks ended April 29, 2000, an increase of $17.4 million, or 16.1%. Comparable store sales decreased 6.3% versus an increase of 4.0% for the same period last year.

Gross profit was $41.8 million for the 13 weeks ended May 5, 2001 compared to $38.2 million for the 13 weeks ended April 29, 2000, an increase of $3.5 million, or 9.3%. As a percentage of net sales, gross profit was 33.2% for the 13 weeks ended May 5, 2001 compared to 35.3% for the 13 weeks ended April 29, 2000. The decline in gross profit as a percentage of net sales was primarily attributable to higher markdown volume partially offset by a higher initial mark up on merchandise purchases.

Selling and administrative expenses were $42.6 million for the 13 weeks ended May 5, 2001 compared to $32.8 million for the 13 weeks ended April 29, 2000, an increase of $9.8 million, or 29.8%. Selling and administrative expenses increased as a result of additional new stores, increased labor rates due to minimum wage increases, higher advertising costs and higher utility costs in certain operating areas. As a percentage of net sales, selling and administrative expenses were 33.9% and 30.3% for the 13 weeks ended May 5, 2001 and April 29, 2000, respectively. Selling and administrative expenses increased as a percent of sales due to expenses related to new stores, lower sales volume in comparable stores and the items cited above.

Pre-opening and closing expenses were $854,000 for the 13 weeks ended May 5, 2001 compared to $1.7 million for the same period last year, a decrease of $844,000 or 49.7%. The decrease in pre-opening and closing expenses was related to nine new store openings during the current period versus 25 new store openings the same period last year.

Interest expense, net was $331,000 for the 13 weeks ended May 5, 2001 compared to $350,000 for the 13 weeks ended April 29, 2000, a decrease of $19,000. The decrease was due to lower average outstanding borrowings on the revolving credit facility.

We had an income tax benefit was $1.0 million for the 13 weeks ended May 5, 2001 compared to an income tax provision of $1.1 million for the 13 weeks ended April 29, 2000. The decrease in income tax was the result of a pretax loss versus taxable income the same period a year ago.

Our net loss was $1.4 million for the 13 weeks ended May 5, 2001 compared to net income of $1.6 million for the 13 weeks ended April 29, 2000. The decrease in net income was a result of the operating and other factors cited above.

Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts that may be borrowed under the revolving credit facility are based on a percentage of eligible inventory and accounts receivable, as defined, outstanding from time to time, as more fully described in Note 3 of Notes to Financial Statements.

During the 13 weeks ended May 5, 2001, we generated $1.4 million from operating activities, $3.3 million from financing activities and used $3.7 million in investing activities. As a result, we had a net increase in cash of $937,000 during our first quarterly period in fiscal 2001 compared to $5.9 million net cash used during the same period last year.

We believe that our sources of cash, including the revolving credit facility, will be adequate to finance our operations, capital requirements and debt obligations as they become due for at least the next twelve months. See Notes 3 and 4 of Notes to Financial Statements.

Capital Expenditures

We anticipate capital expenditures of approximately $17.7 million during the remainder of the current fiscal year ending February 2, 2002, which include costs to open approximately 56 new stores, to renovate existing stores, for store replacement capital, to upgrade information systems and to renovate and expand our administrative offices. We believe that future capital expenditures will be financed from internally generated cash flow.

We are currently developing a plan to relocate and expand our current distribution center in San Diego, California. This new distribution center would be approximately 500,000 to 600,000 square feet and service our west coast, Arizona, Nevada and New Mexico markets. It could become operational in our second quarter of fiscal 2002. As a result, we may incur additional capital expenditures in the current fiscal year of approximately $5.0 million. We believe the capital expenditures for this facility will be financed from internally generated cash flow.

Inflation

In general, we believe that inflation has had no recent material impact on our operations and none is anticipated in the next fiscal year.

Minimum Wage Increases

We employ a substantial number of employees in our stores who earn hourly wages near or at the minimum wage. Actions by both the federal and certain state governments have increased and may continue to increase the hourly wages that we must pay to such employees. Historically, we have mitigated such increases through policies to manage our ratio of wages to sales. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of any hourly wage increases in the future, which may have a negative impact on our future profitability.

California Utility Costs

In California, where we currently operate 123 stores, which represents almost 50% of our total store base, utility costs for electricity and natural gas have risen significantly over the past year. These costs may continue to increase due to the actions of federal and state governments and agencies, as well as other factors beyond our control. We have attempted to mitigate such increases through energy conservation measures and other cost reduction steps. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of these utility cost increases in the future, nor can we make assurances as to what impact these utility cost increases may have on our sales related to our core customer base in California.

Seasonality and Quarterly Fluctuations

We have historically realized our highest level of sales and income during the third and fourth quarters of our fiscal year (the quarters ending in October and January, respectively) as a result of the "Back to School" (August and September) and Holiday (November and December) seasons. The seasonally lower sales in our first two quarters (February through July), can result in losses during these quarters even in years in which we will have full year profits.

Forward-Looking Statements

Certain statements in this Form 10-Q, or in documents incorporated by reference into this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and experience may differ materially from these forward-looking statements as a result of many factors, including general economic and business conditions, government regulations, claims asserted against us, competition, changes in our business strategy or development plans, difficulties attracting and retaining qualified personnel, the inability to obtain adequate quantities of merchandise at favorable prices, and other factors described in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our long-term debt, which is non-interest bearing and is discounted at an annual rate of 10%. At May 5, 2001, our long-term debt had a face value of $15.3 million with a net carrying value of $11.5 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in interest rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at May 5, 2001. In addition, we are exposed to interest rate risk on our revolving credit facility, with the outstanding balance accruing interest at variable rates, based on either Prime or LIBOR. Depending upon prevailing market conditions, the base Prime or LIBOR rates at which our borrowings are charged interest could be affected.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
              See our Form 10-K for the fiscal year ended February 3, 2001.

Item 2.   Changes in Securities and Use of Proceeds
              None.

Item 3.   Defaults Upon Senior Securities
              None.

Item 4.   Submission of Matters to a Vote of Security Holders
              None.

Item 5.   Other Information
              None.

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibit

         11   Statement re: computation of per share earnings (loss)

(b)      Reports on Form 8-K
              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FACTORY 2-U STORES, INC.

Date: June 15, 2001




By:  /s/ Douglas C. Felderman
     ------------------------------
     Name:  Douglas C. Felderman
     Title: Executive Vice President and Chief Financial Officer
            (duly authorized officer and principal financial officer)

EXHIBIT 11


                    COMPUTATION OF EARNINGS (LOSS) PER SHARE
                      (in thousands, except per share data)





                                                      13 Weeks Ended
                                                      --------------
                                               May 5, 2001        April 29, 2000
                                               -----------        --------------
Net income (loss)                               $  (1,448)            $  1,602

Weighted average number of common shares
  outstanding                                      12,769               12,412

Effect of dilutive securities
  Warrants that are common stock equivalents          -                     21
  Options that are common stock equivalents           -                    395
                                                ----------            ---------

Adjusted common shares outstanding used for
  diluted computation                              12,769               12,828
                                                ==========            =========

Earnings (loss) per share
  Basic                                         $   (0.11)            $   0.13
  Diluted                                       $   (0.11)            $   0.12



