Form 10-Q
period 2001-08-04
FACTORY 2 U STORES INC
filed 2001-09-13
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended August 4, 2001
                                      --------------

                                            OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1932

       For the transition period from...............to................


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

The number of shares outstanding of the registrant's common stock, as of September 10, 2001 was 12,823,370 shares.

                            FACTORY 2-U STORES, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2001

                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Factory 2-U Stores, Inc. Balance Sheets as of August 4, 2001 (Unaudited)
        and February 3, 2001................................................F-1

        Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the 13 weeks ended August 4, 2001 and July 29, 2000; 26 weeks ended
        August 4, 2001 and July 29, 2000 ...................................F-3

        Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
        26 weeks ended August 4, 2001 and July 29, 2000 ....................F-4

        Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited) .F-5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ................................................3

Item 3. Quantitative and Qualitative Disclosures About Market Risk............8


PART II.OTHER INFORMATION

Item 1. Legal Proceedings ....................................................9
Item 2. Changes in Securities and Use of Proceeds.............................9
Item 3. Defaults Upon Senior Securities.......................................9
Item 4. Submission of Matters to a Vote of Security Holders...................9
Item 5. Other Information ....................................................9
Item 6. Exhibits and Reports on Form 8-K .....................................9
Signatures    ...............................................................10

                                     PART I

Item 1.   Financial Statements


                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)



                                                              August 4,          February 3,
                                                                2001                2001
                                                            ------------        ------------
                                                             (Unaudited)
ASSETS
Current assets
  Cash                                                        $   8,229           $   4,739
  Merchandise inventory                                          76,558              52,444
  Accounts receivable                                             3,038               3,160
  Prepaid expenses                                                7,246               4,716
  Deferred income taxes                                           2,503               2,503
                                                            ------------        ------------
            Total current assets                                 97,574              67,562

Leasehold improvements and equipment,
  net of accumulated depreciation and amortization               42,265              40,632
Deferred income taxes                                             4,992               4,992
Other assets                                                      1,096               1,176
Excess of cost over net assets acquired, less accumulated
  amortization of $12,543 and $11,742, respectively              27,102              27,903
                                                           -------------        ------------

            Total assets                                      $ 173,029           $ 142,265
                                                           =============        ============






















    The accompanying notes are an integral part of these financial statements.

                                   (continued)

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)
                                   (continued)



                                                                August 4         February 3,
                                                                  2001              2001
                                                              -----------       ------------
                                                              (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital leases      $   2,099          $   2,170
  Accounts payable                                                48,218             25,194
  Taxes payable                                                    2,009              8,144
  Accrued expenses                                                15,378             13,158
                                                              -----------       ------------
            Total current liabilities                             67,704             48,666

Revolving credit facility                                         11,600               -
Long-term debt                                                     9,791              9,218
Capital leases and other long-term obligations                     1,064              1,126
Deferred rent                                                      3,654              3,518
                                                             ------------       ------------

            Total liabilities                                     93,813             62,528
                                                             ------------       ------------


Stockholders' equity
  Common stock, $0.01 par value; 35,000,000 shares authorized and 12,821,779 shares and 12,759,304 shares issued and outstanding,
    respectively                                                     128                127
  Stock subscription notes receivable                             (2,225)             (2,225)
  Additional paid-in capital                                     120,767             119,646
  Accumulated deficit                                            (39,454)            (37,811)
                                                             ------------       -------------

            Total stockholders' equity                            79,216              79,737
                                                            -------------       -------------

            Total liabilities and stockholders' equity         $ 173,029           $ 142,265
                                                            =============       =============









    The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                                                          13 Weeks Ended                26 Weeks Ended
                                                          --------------                --------------
                                                      August 4,       July 29,       August 4,       July 29,
                                                        2001            2000           2001            2000
                                                     ----------      ----------     ----------     ----------
Net sales                                            $ 139,254       $ 116,678      $ 265,078      $ 225,053
Cost of sales                                           89,434          74,543        173,499        144,693
                                                     ----------      ----------     ----------     ----------
     Gross profit                                       49,820          42,135         91,579         80,360

Selling and administrative expenses                     47,791          36,112         90,438         68,958
Pre-opening and closing expenses                         1,038             664          1,892          2,362
Amortization of intangibles                                422             559            845          1,148
Condemnation award                                        -             (1,240)          -            (1,240)
Stock-based compensation expense                           456           2,751            456          2,751
                                                     ----------      ----------     ----------     ----------
     Operating income (loss)                               113           3,289         (2,052)         6,381

Interest expense, net                                     450             473            781            823
                                                     ----------      ----------     ----------     ----------
Income (loss) before income taxes                         (337)          2,816         (2,833)         5,558
Income tax provision (benefit)                            (142)          1,155         (1,190)         2,295
                                                     ----------      ----------     ----------     ----------
Net income (loss)                                    $    (195)      $   1,661      $  (1,643)     $   3,263
                                                     ==========      ==========     ==========     ==========


Income (loss) per share
     Basic                                           $   (0.02)      $    0.13      $   (0.13)     $    0.26
     Diluted                                         $   (0.02)      $    0.13      $   (0.13)     $    0.25


Weighted average common shares outstanding
     Basic                                              12,806          12,492         12,788         12,452
     Diluted                                            12,806          13,030         12,788         12,929



    The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                        26 Weeks Ended
                                                                        --------------
                                                               August 4, 2001      July 29, 2000
                                                               --------------      -------------
Cash flows from operating activities:
  Income (loss) from operating activities                        $ (1,643)           $  3,263
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation                                                6,691               4,743
        Amortization of intangibles                                   845               1,148
        Amortization of debt discount                                 573                 565
        Loss on disposal of equipment                                 125                 554
        Deferred rent expense                                         214                 277
        Stock-based compensation expense                              456               2,751
        Changes in operating assets and liabilities:
          Merchandise inventory                                   (24,114)            (30,254)
          Prepaid expenses and other assets                        (2,398)             (4,020)
          Accounts payable                                         23,024              23,952
          Accrued expenses and other liabilities                   (4,635)             (3,452)
                                                              ---------------      ------------
Net cash used in operating activities                                (862)               (473)
                                                              ---------------      ------------

Cash flows from investing activities:
  Purchase of leasehold improvements and equipment                 (7,589)            (10,265)
                                                              ---------------      ------------
Net cash used in investing activities                              (7,589)            (10,265)
                                                              ---------------      ------------


Cash flows from financing activities:
  Borrowings on revolving credit facility                          59,872              77,011
  Payments on revolving credit facility                           (48,272)            (70,011)
  Payments on long-term debt and capital lease obligations            (90)               (136)
  Payment of deferred debt issuance costs                             (40)               (275)
  Payments of stock subscription notes receivable                    -                    169
  Proceeds from exercise of stock options                             471               1,404
                                                              ---------------      -----------
Net cash provided by financing activities                          11,941               8,162
                                                              ---------------      -----------

Net increase (decrease) in cash                                     3,490              (2,576)
Cash at the beginning of the period                                 4,739               9,473
                                                              ---------------      -----------
Cash at the end of the perod                                     $  8,229            $  6,897
                                                              ===============      ===========

Supplemental disclosure of cash flow information:
  Cash paid durng the period for:
    Interest                                                     $    572            $    257
    Income taxes                                                 $  5,521            $  4,587

Supplemental disclosure of non-cash financing activities:
    Issuance of common stock to board members as compensation    $     69            $     79





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

         We believe that the unaudited financial statements as of and for the 13 weeks and 26 weeks ended August 4, 2001 and July 29, 2000 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

         Certain prior period amounts have been reclassified to conform their presentation to the fiscal 2001 financial statements.

(2)      New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Other identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. We are required to implement SFAS No.141 on July 1, 2001 and SFAS No. 142 at the beginning of our next fiscal year, February 2, 2002. We are currently evaluating the impact of the adoption of these standards and have not yet determined the effect, if any, that their adoption will have on our financial position or results of operations.

 (3)     Revolving Credit Facility

         We have a $50.0 million revolving credit facility, under which we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined. The credit facility includes a $5.0 million sub-facility for letters of credit. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 2.50%. The credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory and requires us to maintain specified levels of tangible net worth in the event that our borrowing availability is less than $10.0 million.

         At August 4, 2001, based on eligible inventory and accounts receivable, we were eligible to borrow $50.0 million under the revolving credit facility, of which $1.6 million was outstanding at a prime rate of 6.75% and $10.0 million was outstanding at the 30-day LIBOR rate of 5.3%.

(4)      Long-term Debt
         ---------------

         Our long-term debt consists of Junior Subordinated Notes, which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of August 4, 2001, the Junior Subordinated Notes had a face value of $15.3 million and a related unamortized discount of $3.5 million, resulting in a net carrying value of $11.8 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the Junior Subordinated Notes of $1.0 million in December 2000. Additional principal payments are scheduled on December 31, 2001 and December 31, 2002 ($2.0 million), December 31, 2003 and December 31, 2004 ($3.0 million) and on May 28, 2005 ($5.3 million).

(5)      Earnings (loss) per Share

         We compute earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding and potentially dilutive common stock equivalent shares. At August 4, 2001, we had 1,279,387 anti-dilutive stock options outstanding. Common stock equivalent shares are not included in the computation of diluted loss per share for the 13 weeks and 26 weeks ended August 4, 2001 because the effect would be anti-dilutive.

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.




                                                             13 Weeks Ended             26 Weeks Ended
                                                             --------------             --------------
                                                         August 4,     July 29,      August 4,      July 29,
                                                           2001          2000           2001          2000
                                                         ---------     --------      --------       --------
                                                                 (in thousands, except per share data)

Net income (loss)                                         $  (195)       $ 1,661        $ (1,643)        $ 3,263

Weighted average number of common shares outstanding       12,806         12,492          12,788          12,452

Effect of dilutive securities:
  Warrants that are common stock equivalents                 -                38            -                 29
  Options that are common stock equivalents                  -               500            -                448

Adjusted common shares outstanding used for
  diluted computation                                      12,806         13,030          12,788          12,929


Earnings (loss) per share:
  Basic                                                   $ (0.02)       $  0.13       $   (0.13)        $  0.26
  Diluted                                                 $ (0.02)       $  0.13       $   (0.13)        $  0.25




(6)      Stock Options and Warrants

         As of August 4, 2001, we had outstanding options to purchase 1,279,387 shares of our common stock. Included in these outstanding stock options are 46,144 performance-based options. These performance-based options are designed to become exercisable when the closing price of our common stock remains at or above the price target of $49.78 for 60 consecutive trading days. If they become exercisable, we will incur a minimum non-cash charge of $1.9 million. Of these performance-based options, 36,201 will expire on April 3, 2002 and the balance will expire on various dates through April 29, 2003.

         During the second quarter, we removed the price target of $49.78 for 19,361 stock options held by the Executive Vice President - General Merchandise Manager who retired in August 2001. As a result of the removal of the price target, we incurred a non-cash charge of $456,000 for the 13 weeks ended August 4, 2001.

         At August 4, 2001, we had outstanding warrants to purchase 82,690 shares of our common stock. These warrants have an exercise price of $19.91 and expire in May 2005.

(7)      Contingencies

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

General

As of August 4, 2001, we operated 263 stores compared to 211 stores as of July 29, 2000, an increase of 52 stores or 25%. We opened 12 new stores during the 13-week period ended August 4, 2001, and opened 11 new stores and closed 3 stores in the same period last year. For the 26 weeks ended August 4, 2001, we opened 21 new stores and closed 1 store as compared to 36 new store openings and 12 store closings for the comparable period last year.

Results of Operations

Net sales were $139.3 million for the 13 weeks ended August 4, 2001 compared to $116.7 million for the 13 weeks ended July 29, 2000, an increase of $22.6 million, or 19.3%. Comparable store sales for the second quarter decreased 2.4% versus an increase of 2.7% for the same period last year.

For the 26 weeks ended August 4, 2001, net sales were $265.1 million versus $225.1 million the same period last year, an increase of $40.0 million or 17.8%. Comparable store sales decreased 4.2% in the first 26 weeks of this year compared to an increase of 3.4% for the same period last year.

The increase in sales for the 13 and 26 weeks ended August 4, 2001 was due to 52 more stores in operation than a year ago. The comparable store sales decline for both periods was due to lower traffic counts.

Gross profit was $49.8 million or 35.8% of net sales for the 13 weeks ended August 4, 2001 compared to $42.1 million or 36.1% for the 13 weeks ended July 29, 2000.

For the 26 weeks ended August 4, 2001 and July 29, 2000, gross profit was $91.6 million or 34.5% of net sales and $80.4 million or 35.7% of net sales, respectively.

The dollar increase in gross profit for the 13 and 26 weeks ended August 4, 2001 from the comparable periods last year was due to more stores in operation this year. The decline in gross profit as a percentage of net sales for the 13 and 26 weeks ended August 4, 2001 was primarily attributable to higher markdown volume and distribution center processing costs, partially offset by a higher initial mark up on merchandise purchases.

Selling and administrative expenses were $47.8 million or 34.3% of net sales for the 13 weeks ended August 4, 2001 compared to $36.1 million or 31.0% of net sales for the 13 weeks ended July 29, 2000.

For the 26 weeks ended August 4, 2001, selling and administrative expenses were $90.4 million or 34.1% of net sales versus $69.0 million or 30.6% of net sales for the same period last year.

Included in the selling and administrative expenses for the second quarter of this year was a charge of $1.2 million related to the retirement and replacement of our former Executive Vice President - General Merchandise Manager. In addition, the dollar increase in selling and administrative expenses for the 13 and 26 weeks ended August 4, 2001 was a result of additional new stores, increased labor rates due to minimum wage increases, higher advertising costs and higher utility costs in certain operating areas. Selling and administrative expenses increased as a percent of sales for both the 13 and 26 weeks ended August 4, 2001 was due to lower sales volume from new stores, a decline in comparable store sales and the items cited above.

Pre-opening and closing expenses were $1.0 million for the 13 weeks ended August 4, 2001 compared to $664,000 for the same period last year, an increase of approximately $374,000. The increase was primarily attributable to the opening of one more store than the same period last year, higher advertising and other start-up costs in new markets.

For the 26 weeks ended August 4, 2001, the pre-opening and closing expenses were $1.9 million versus $2.4 million the same period last year, a decrease of approximateley $470,000. The decrease was primarily due to 15 fewer new store openings this year.

During the 13 weeks ended July 29, 2000, we recorded a non-recurring gain of $1.2 million related to a condemnation award from the City of San Diego for a store located in downtown San Diego, California.

Interest expense was $450,000 and $781,000 for the 13 weeks and 26 weeks ended August 4, 2001, respectively, versus $473,000 and $823,000 for the comparable periods last year. The continued decrease in interest expense for both periods was primarily due to lower average outstanding borrowings and lower interest rate on the revolving credit facility.

We incurred a net loss of $195,000 and $1.6 million for the 13 weeks and 26 weeks ended August 4, 2001 compared to net income of $1.7 million and $3.3 million for the comparable periods last year. The decline in net income was a result of the operating and other factors cited above.

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

Cash Flows

Cash used in operating activities for the 26 weeks ended August 4, 2001 was $862,000 versus $473,000 in the same period last year. The decline in cash flow from operating activities was primarily due to the net loss we incurred during the current period. Cash used in investing activities for the 26 weeks ended August 4, 2001 was $7.6 million as compared to $10.3 million in the same period last year. Investing activities relate primarily to capital expenditures for both new and existing stores. The decrease in capital expenditures from the prior year was a result of fewer new stores opened in fiscal 2001. Cash provided by financing activities, primarily from borrowings on our revolving credit facility, for the 26 weeks ended August 4, 2001 was $11.9 million versus $8.2 million in the same period last year. The increase in borrowings was primarily due to the timing of payments. For the 26 weeks ended August 4, 2001, the net increase in cash was $3.5 million versus a decrease of $2.6 million for the same period last year.

Capital Expenditures

We anticipate capital expenditures of approximately $7.6 million during the remainder of the current fiscal year ending February 2, 2002, which include costs to open approximately 25 new stores, to renovate existing stores, for store replacement capital and to upgrade information systems. Due to the general softness in the economy, we will open fewer new stores than originally planned. We now expect the number of net new stores to be between 46 to 53 for this fiscal year, approximately a 20% new store growth rate as compared to the originally planned 25% growth rate. We believe that future capital expenditures will be financed from internally generated cash flow.

We are currently developing a plan to relocate and expand our current distribution center in San Diego, California. This new distribution center will be approximately 600,000 square feet and service our California, Washington, Oregon, Arizona, Nevada and New Mexico markets. It is anticipated to become operational during our third quarter of fiscal 2002. We anticipate capital expenditures of approximately $5.0 million on capital expenditures for this facility will be financed from internally generated cash flow in fiscal 2002.

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

California Utility Costs

In California, where we currently operate 124 stores, representing 47% of our total store base, utility costs for electricity and natural gas have risen significantly over the past year. These costs may continue to increase due to the actions of federal and state governments and agencies, as well as other factors beyond our control. We have attempted to mitigate such increases through energy conservation measures and other cost reduction steps. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of these utility cost increases in the future, nor can we make assurances as to what impact these utility cost increases may have on our sales related to our core customer base in California.

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

Cautionary Statement Concerning Forward-Looking Statements

In this Quarterly Report on Form 10-Q, we have made both historical and forward-looking statements. All of ourstatements other than those of historical fact are, or may be deemed to be, forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally may be identified by the use of phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following important factors, among others, could affect our future results, causing these results to differ materially from those expressed in any of our forward-looking statements: general economic and business conditions, trends in our business and consumer preferences, especially as may be impacted by economic weakness on consumer spending, the effects of government regulations and legislation, litigation and other claims that may be asserted against us, the effects of intense competition, changes in our business strategy or development plans, including anticipated growth strategies and capital expenditures, the costs and difficulties of attracting and retaining qualified personnel, the effects of increasing labor, utility, fuel and other operating costs, our ability to obtain adequate quantities of suitable merchandise at favorable prices and on favorable terms and conditions, the effectiveness of our operating initiatives and advertising and promotional strategies and other factors that may be described from time to time in our Annual Report on Form 10-K and other filings that we may make with the Securities and Exchange Commission.

We do not undertake to publicly update or revise any of our forward-looking statements, whether as a result of new information, future events and developments or otherwise, except to the extent that we may be obligated to do so by applicable law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our long-term debt, which is non-interest bearing and is discounted at an annual rate of 10%. At August 4, 2001, our long-term debt had a face value of $15.3 million with a net carrying value of $11.8 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in interest rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at August 4, 2001. In addition, we are exposed to interest rate risk on our revolving credit facility, with the outstanding balance accruing interest at variable rates, based on either prime or LIBOR. Depending upon prevailing market conditions, the base prime or LIBOR rates at which our borrowings are charged interest could be affected.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
                  See our Form 10-K for the fiscal year ended February 3, 2001.

Item 2.   Changes in Securities and Use of Proceeds
                  None.

Item 3.   Defaults Upon Senior Securities
                  None.

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 21, 2001. Peter V. Handal, Ronald Rashkow and Wm. Robert Wright II were re-elected at the meeting to hold the office of director and to serve until the annual meeting of stockholders in 2004 or until their successors are elected. The number of votes cast were as follows:

                           Votes for:            Votes withheld:
                           ----------            ---------------
Peter V. Handal            10,870,657                282,853
Ronald Rashkow             10,870,707                282,803
Wm. Robert Wright II       10,785,167                368,343

Other directors whose terms of office continued after the meeting were Willem de Vogel and Michael M. Searles.

The other matter voted on and approved at the meeting was the ratification of Arthur Andersen LLP as independent accountants and the results of that vote were as follows:

Votes for:                 11,120,385
Votes against:                 29,378
Votes withheld:                 3,747


Item 5.   Other Information
                  None.

Item 6.   Exhibits and Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FACTORY 2-U STORES, INC.

Date: September 13, 2001




By:     /s/ Douglas C. Felderman
       ----------------------------------------------------
       Name:  Douglas C. Felderman
         Title: Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)