Form 10-Q
period 2001-11-03
FACTORY 2 U STORES INC
filed 2001-12-18
CIK 813775

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                       FORM 1O-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 3, 2001
                                        ----------------

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

                                    (858) 627-1800
                                    --------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [  ] NO

The number of shares outstanding of the registrant's common stock, as of December 17, 2001 was 12,824,370 shares.

                            FACTORY 2-U STORES, INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Factory 2-U Stores, Inc. Balance Sheets as of November 3, 2001
         (Unaudited) and February 3, 2001....................................F-1

         Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the 13 weeks ended November 3, 2001 and October 28, 2000; 39 weeks ended
         November 3, 2001 and October 28, 2000 ..............................F-3

         Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
         39 weeks ended November 3, 2001 and October 28, 2000 ...............F-4

         Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited) .F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................9
Item 2.  Changes in Securities and Use of Proceeds............................10
Item 3.  Defaults Upon Senior Securities......................................10
Item 4.  Submission of Matters to a Vote of Security Holders..................10
Item 5.  Other Information ...................................................10
Item 6.  Exhibits and Reports on Form 8-K ....................................10
Signatures ...................................................................11

                                     PART I

Item 1.   Financial Statements




                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)

                                                               November 3,      February 3,
                                                                  2001             2001
                                                               -----------      -----------
                                                               (Unaudited)
ASSETS
Current assets
  Cash                                                          $   6,059       $   4,739
  Merchandise inventory                                            85,416          52,444
  Accounts receivable                                               1,823           3,160
  Prepaid expenses                                                  6,393           4,716
  Deferred income taxes                                             2,503           2,503
                                                                ----------      ----------
             Total current assets                                 102,194          67,562

Leasehold improvements and equipment,
  net of accumulated depreciation and amortization                 42,311          40,632
Deferred income taxes                                               4,992           4,992
Other assets                                                        1,066           1,176
Excess of cost over net assets acquired, less accumulated
  amortization of $12,944 and $11,742, respectively                26,701          27,903
                                                                ----------      ----------
             Total assets                                       $ 177,264       $ 142,265
                                                                ==========      ==========












   The accompanying notes are an integral part of these financial statements.


                                   (continued)




                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)
                                   (continued)


                                                               November 3,      February 3,
                                                                  2001             2001
                                                               -----------      -----------
                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt and capital leases       $   2,058       $   2,170
  Accounts payable                                                 50,472          25,194
  Taxes payable                                                     1,821           8,144
  Accrued expenses                                                 17,711          13,158
                                                                ----------      ----------
             Total current liabilities                             72,062          48,666

Revolving credit facility                                           8,143            -
Long-term debt                                                     10,088           9,218
Deferred taxes and other long-term obligations                      4,346           1,126
Deferred rent                                                       3,706           3,518
                                                                ----------      ----------
             Total liabilities                                     98,345          62,528
                                                                ----------      ----------


Stockholders' equity
  Common stock, $0.01 par value; 35,000,000 shares authorized and
    12,823,370 shares and 12,759,304 shares issued and outstanding,
    respectively                                                      128             127
  Stock subscription notes receivable                              (2,225)         (2,225)
  Additional paid-in capital                                      120,794         119,646
  Accumulated deficit                                             (39,778)        (37,811)
                                                                ----------      ----------
             Total stockholders' equity                            78,919          79,737
                                                                ----------      ----------

             Total liabilities and stockholders' equity         $ 177,264       $ 142,265
                                                                ==========      ==========












   The accompanying notes are an integral part of these financial statements.




                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                                                          13 Weeks Ended                 39 Weeks Ended
                                                          --------------                 --------------
                                                   November 3,    October 28,     November 3,    October 28,
                                                      2001           2000            2001           2000
                                                   -----------    -----------     -----------    -----------
Net sales                                           $ 145,568      $ 136,831       $ 410,646      $ 361,884
Cost of sales                                          95,308         87,874         268,807        232,567
                                                   -----------    -----------     -----------    -----------
      Gross profit                                     50,260         48,957         141,839        129,317

Selling and administrative expenses                    49,065         38,759         139,503        107,717
Pre-opening and closing expenses                          989          1,548           2,881          3,910
Amortization of intangibles                               422            482           1,267          1,630
Condemnation award                                       -              -               -            (1,240)
Stock-based compensation expense                         -             2,056             456          4,807
                                                   -----------    -----------     -----------    -----------
      Operating income (loss)                            (216)         6,112          (2,268)        12,493

Interest expense, net                                     342            441           1,123          1,264
                                                   -----------    -----------     -----------    -----------
Income (loss) before income taxes                        (558)         5,671          (3,391)        11,229
Income tax provision (benefit)                           (234)          (165)         (1,424)         2,130
                                                   -----------    -----------     -----------    -----------
Net income (loss)                                   $    (324)     $   5,836       $  (1,967)     $   9,099
                                                   ===========    ===========     ===========    ===========


Income (loss) per share
      Basic                                         $   (0.03)     $    0.46       $   (0.15)     $    0.73
      Diluted                                       $   (0.03)     $    0.44       $   (0.15)     $    0.70


Weighted average common shares outstanding
      Basic                                            12,823         12,686          12,780         12,530
      Diluted                                          12,823         13,168          12,780         13,009






  The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)




                                                                     39 Weeks Ended
                                                                     --------------
                                                                November 3,     October 28,
                                                                   2001            2001
                                                                -----------     -----------
Cash flows from operating activities:
  Income (loss) from operating activities                        $  (1,967)      $  9,099
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation                                                10,300          7,433
        Amortization of intangibles                                  1,268          1,630
        Amortization of debt discount                                  870            858
        Loss on disposal of equipment                                  133            554
        Deferred rent expense                                          296            596
        Stock-based compensation expense                               456          4,807
        Changes in operating assets and liabilities:
          Merchandise inventory                                    (32,972)       (42,388)
          Prepaid expenses and other assets                           (256)        (4,999)
          Accounts payable                                          25,278         24,004
          Accrued expenses and other liabilities                        88         (4,624)
                                                                 ----------      ---------
Net cash provided by (used in) operating activities                  3,494         (3,030)
                                                                 ----------      ---------
Cash flows from investing activities:
  Purchase of leasehold improvements and equipment                 (10,622)       (17,105)
                                                                 ----------      ---------
Net cash used in investing activities                              (10,622)       (17,105)
                                                                 ----------      ---------
Cash flows from financing activities:
  Borrowings on revolving credit facility                           76,146        102,201
  Payments on revolving credit facility                            (68,003)       (89,201)
  Payments on long-term debt and capital lease obligations            (132)          (207)
  Payment of deferred debt issuance costs                              (40)          (275)
  Payments of stock subscription notes receivable                     -             2,389
  Proceeds from exercise of stock options                              477            285
                                                                 ----------      ---------
Net cash provided by financing activities                            8,448         15,192
                                                                 ----------      ---------
Net increase (decrease) in cash                                      1,320         (4,943)
Cash at the beginning of the period                                  4,739          9,473
                                                                 ----------      ---------
Cash at the end of the perod                                     $   6,059       $  4,530
                                                                 ==========      =========

Supplemental disclosure of cash flow information:
  Cash paid durng the period for:
    Interest                                                     $     320       $    424
    Income taxes                                                 $   5,523       $  5,628

Supplemental disclosure of non-cash financing activities:
    Issuance of common stock to board members as compensation    $      90       $    122





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

         We believe that the unaudited financial statements as of and for the 13 weeks and 39 weeks ended November 3, 2001 and October 28, 2000 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

         Certain prior period amounts have been reclassified to conform their presentation to the fiscal 2001 financial statements.

(2)      New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. We are required to implement SFAS No.141 on July 1, 2001 and SFAS No. 142 at the beginning of our next fiscal year, February 3, 2002. We are currently evaluating the impact of the adoption of these standards and have not yet determined the full effect that their adoption will have on our financial position or results of operations. Goodwill amortization for the 13 weeks and 39 weeks ended November 3, 2001 was approximately $400,000 and $1.2 million, respectively.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

         Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

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

         At November 3, 2001, based on eligible inventory and accounts receivable, we were eligible to borrow $50.0 million under the revolving credit facility, of which $8.1 million was outstanding at a prime rate of 5.5%.

(4)      Long-term Debt
         ---------------

         Our long-term debt consists of Junior Subordinated Notes, which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of November 3, 2001, the Junior Subordinated Notes had a face value of $15.3 million and a related unamortized discount of $3.2 million, resulting in a net carrying value of $12.1 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the Junior Subordinated Notes of $1.0 million in December 2000. Additional principal payments are scheduled on December 31, 2001 and December 31, 2002 ($2.0 million), December 31, 2003 and December 31, 2004 ($3.0 million) and on May 28, 2005 ($5.3 million).

 (5)     Earnings (loss) per Share

         We compute earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding and potentially dilutive common stock equivalent shares. At November 3, 2001, we had 1,452,457 anti-dilutive stock options outstanding. Common stock equivalent shares are not included in the computation of diluted loss per share for the 13 weeks and 39 weeks ended November 3, 2001 because the effect would be anti-dilutive.

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.


                                                          13 Weeks Ended                39 Weeks Ended
                                                          --------------                --------------
                                                    November 3,    October 28,    November 3,   October 28,
                                                       2001           2000           2001          2000
                                                    -----------    -----------    -----------   -----------
                                                              (in thousands, except per share data)
Net income (loss)                                    $   (324)      $   5,836      $  (1,967)    $   9,099

Weighted average number of common shares outstanding   12,823          12,686         12,780        12,530

Effect of dilutive securities:
  Warrants that are common stock equivalents             -                 34           -               31
  Options that are common stock equivalents              -                448           -              448

Adjusted common shares outstanding used for
  diluted computation                                  12,823          13,168         12,780        13,009

Earnings (loss) per share:
  Basic                                              $  (0.03)      $    0.46      $   (0.15)    $    0.73
  Diluted                                            $  (0.03)      $    0.44      $   (0.15)    $    0.70


 (6)     Stock Options and Warrants

         As of November 3, 2001, we had outstanding options to purchase 1,369,767 shares of our common stock. Included in these outstanding stock options are 46,144 performance-based options. These performance-based options are designed to become exercisable when the closing price of our common stock remains at or above the price target of $49.78 for 60 consecutive trading days. If they become exercisable, we will incur a minimum non-cash charge of $1.9 million. Of these performance-based options, 36,201 will expire on April 3, 2002 and the balance will expire on various dates through April 29, 2003.

         During the second quarter, we removed the price target of $49.78 for 19,361 stock options held by a former Executive Vice President who retired in August 2001. As a result of the removal of the price target, we incurred a non-cash charge of $456,000 for the 13 weeks ended August 4, 2001.

         At November 3, 2001, we had outstanding warrants to purchase 82,690 shares of our common stock. These warrants have an exercise price of $19.91 and expire in May 2005.

(7)      Contingencies and commitments

         We have developed and from time-to-time revise financial hurdles for each of our existing and proposed stores. Prior to a decision to locate and open any new store, we evaluate, among other factors, the likelihood that the store will be able to achieve then current financial performance criteria, including initial sales volume, sales growth, store opening and operating costs, store contribution, cash-on-cash return and return on net assets. These financial criteria are considered not only in connection with the decision to open a new store but also are constantly evaluated after a store has been opened for a reasonable period of time to determine if they continue to be met.

         As a result of our ongoing store evaluation process, we have closed 36 stores over the past three years, generally as a result of declining financial performance due to demographic shifts in specific markets. During this same time frame, we accelerated our store growth opening 147 new stores, including 65 stores in 9 states in which we had not previously operated. As a result of a significantly larger and younger store base built during this period, through our ongoing store evaluation process, we have identified approximately 30 stores that are not currently meeting the minimum financial performance criteria. Our current plan is to evaluate these stores again after the Holiday season and, at that time, make a determination as to whether we should continue to operate some or all of these stores. The time table for potential closing of any store is based on many factors, including the lease expiration date, the store cash flow and lease operating covenants. If it is determined that some or all of the stores currently identified as "under performers" should be closed, charges for the estimated costs to close those stores would be taken in the fourth quarter of Fiscal 2001.

         The charges to close a store would principally consist of lease termination or sublease costs, inventory liquidation expenses, a provision for fixed asset write-offs, tear down costs, and employee severance. Our current analysis suggests that the average cost to close a store would be $550,000 per store.

         On December 15, 2000, Pamela Jean O'Hara ("O'Hara"), a former employee in our Alameda, California store, filed a lawsuit against us, entitled "Pamela Jean O'Hara, Plaintiff vs. Factory 2-U Stores, Inc., et al., Defendants," Case No. 834123-5, in the Superior Court of the State of California for the County of Alameda (the "O'Hara Lawsuit"). On August 2, 2001, O'Hara and four other former employees in our California stores, filed a Second Amended Complaint in the O'Hara Lawsuit.

         The Second Amended Complaint in the O'Hara Lawsuit alleges that we violated the California Labor Code and Industrial Wage Commission Orders, as well as the California Unfair Competition Act, by failing to pay overtime to the plaintiffs. Plaintiffs purport to bring this action on behalf of themselves and all other store managers, assistant store managers and other undescribed "similarly-situated employees" in our California stores from December 15, 1996 to present. The Second Amended Complaint seeks compensatory damages, interest, penalties, attorneys' fees and disgorged profits, all in unspecified amounts. The Second Amended Complaint also seeks injunctive relief requiring payment of overtime to "non-exempt" employees. On September 4, 2001, we filed an answer in which we denied the material allegations of the Second Amended Complaint.

         Pursuant to an Order dated December 3, 2001, the Court in the O'Hara Lawsuit granted Plaintiff's motion for certification of two plaintiff clauses: (1) all persons who have been employed as assistant store managers at one of our California stores at any time after December 15, 1996, and who worked hours which would have entitled them to overtime had they not been exempt employees; and (2) all persons who have been employed as store managers at one of our California stores at any time after December 15, 1996, and who worked hours which would have entitled them to overtime had they not been exempt employees.

         The Court has scheduled the trial for July 22, 2002.

         Although at this stage of the litigation is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the O'Hara Lawsuit and are vigorously defending against it. If the O'Hara Lawsuit is decided adversely to us, the potential exposure could be material to our results of operations for the year in which the case is ultimately decided.

         In addition, we are at all times subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of our management, based in part on the advice of legal counsel, the ultimate disposition of these current matters will not have a material adverse effect on our financial position or results of operations.

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto, included elsewhere in this Form 10-Q.

General

As of November 3, 2001, we operated 273 stores compared to 231 stores as of October 28, 2000, an increase of 42 stores or 18.2%. We opened 12 new stores and closed 2 stores during the 13-week period ended November 3, 2001, and opened 20 new stores in the same period last year. For the 39 weeks ended November 3, 2001, we opened 33 new stores and closed 3 stores as compared to 56 new store openings and 12 store closings for the comparable period last year.

Due to the Company's 53-week fiscal year last year, the Company's comparable sales weeks are compared to an adjusted comparable sales period for last year.

Results of Operations

Net sales were $145.6 million for the 13 weeks ended November 3, 2001 compared to $136.8 million for the 13 weeks ended October 28, 2000, an increase of $8.7 million, or 6.4%. Comparable store sales for the third quarter decreased 10.5% versus an increase of 8.2% for the same period last year.

For the 39 weeks ended November 3, 2001, net sales were $410.6 million versus $361.9 million the same period last year, an increase of $48.8 million or 13.5%. Comparable store sales decreased 6.6% in the first 39 weeks of this year compared to an increase of 5.2% for the same period last year.

The increase in sales for the 13 and 39 weeks ended November 3, 2001, compared to the same periods in the prior year, reflected an increase in the number of stores in operation, offset by a decrease in comparable store sales.

Gross profit was $50.3 million or 34.5% of net sales for the 13 weeks ended November 3, 2001 compared to $49.0 million or 35.8% for the 13 weeks ended October 28, 2000.

For the 39 weeks ended November 3, 2001 and October 28, 2000, gross profit was $141.8 million or 34.5% of net sales and $129.3 million or 35.7% of net sales, respectively.

The increase in gross profit dollars for the 13 and 39 weeks ended November 3, 2001 versus the comparable periods last year was due to more stores in operation this year. The decline in gross profit as a percentage of net sales for both periods was primarily attributable to higher markdown volume, partially offset by a higher initial mark up on merchandise purchases.

Selling and administrative expenses were $49.1 million or 33.7% of net sales for the 13 weeks ended November 3, 2001 compared to $38.8 million or 28.3% of net sales for the 13 weeks ended October 28, 2000.

For the 39 weeks ended November 3, 2001, selling and administrative expenses were $139.5 million or 34.0% of net sales versus $107.7 million or 29.8% of net sales for the same period last year.

The dollar increase in selling and administrative expenses for the 13 and 39 weeks ended November 3, 2001 versus the same periods last year was a result of additional new stores, increased labor rates due to minimum wage increases, higher advertising costs, occupancy costs and utility costs in certain operating areas. In addition, included in the year-to-date selling and administrative expenses was a charge of $1.2 million recorded in the second quarter related to the retirement and replacement of a former Executive Vice President. The increase in selling and administrative expenses as a percent of sales for both the 13 and 39 weeks ended November 3, 2001 was due to lower sales volume from new stores, a decline in comparable store sales and the items cited above.

Pre-opening and closing expenses were $1.0 million for the 13 weeks ended November 3, 2001 compared to $1.5 million for the same period last year, a decrease of approximately $559,000. The decrease was primarily attributable to 8 fewer new store openings in the current quarter.

For the 39 weeks ended November 3, 2001, the pre-opening and closing expenses were $2.9 million versus $3.9 million the same period last year, a decrease of approximately $1.0 million. The decrease was primarily due to 23 fewer new store openings during the current period.

During the 39 weeks ended October 28, 2000, we recorded a non-recurring gain of $1.2 million related to a condemnation award from the City of San Diego for a store located in downtown San Diego, California.

Interest expense was $342,000 and $1.1 million for the 13 weeks and 39 weeks ended November 3, 2001, respectively, versus $441,000 and $1.3 million for the comparable periods last year. The continued decrease in interest expense for both periods was primarily due to lower average outstanding borrowings and lower interest rates on the revolving credit facility.

Income tax benefit was $234,000 and $1.4 million for the 13 weeks and 39 weeks ended November 3, 2001, respectively, versus income tax benefit of $165,000 and income tax provision of $2.1 million for the comparable periods last year. Income tax provision/benefit is based upon our estimated effective tax rate for the entire fiscal year. During the third quarter of last year, our $2.3 million provision for income taxes was offset by a favorable adjustment of $2.5 million to our income tax provision for a reduction in our tax valuation allowance.

We incurred a net loss of $324,000 and $2.0 million for the 13 weeks and 39 weeks ended November 3, 2001 compared to net income of $5.8 million and $9.1 million for the comparable periods last year. The decline in net income was a result of the operating and other factors cited above.

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

Cash Flows

For the 39 weeks ended November 3, 2001, net cash generated from operating activities was $3.5 million versus net cash of $3.0 million used in the same period last year. The increase in cash flow from operating activities was primarily due to the timing of vendor payments. Cash used in investing activities for the 39 weeks ended November 3, 2001 was $10.1 million as compared to $17.1 million in the same period last year. Investing activities relate primarily to capital expenditures for both new and existing stores. The decrease in capital expenditures from the prior year was a result of 23 fewer new stores opened in fiscal 2001. Cash provided by financing activities, primarily from borrowings on our revolving credit facility, for the 39 weeks ended November 3, 2001 was $8.4 million versus $15.2 million in the same period last year. The decrease in borrowings was primarily due to the timing of vendor payments and lower capital spending. For the 39 weeks ended November 3, 2001, the net increase in cash was $1.3 million versus a decrease of $4.9 million for the same period last year.

Capital Expenditures

We anticipate capital expenditures of approximately $2.1 million during the remainder of the current fiscal year ending February 2, 2002, which include primarily costs to open 6 new stores in November.

We are currently developing a plan to relocate and expand our current distribution center in San Diego, California. We expect that the new distribution center will be approximately 600,000 square feet and it is intended to service our California, Washington, Oregon, Arizona, and Nevada markets. We anticipate that it will become operational during the first quarter of fiscal 2003. We anticipate capital expenditures of approximately $5.0 million for this facility, most of which will occur in fiscal 2002. We currently plan to finance the development of this new distribution facility from internally generated cash flow.

Evaluation of Store Performance

We have developed and from time-to-time revise financial hurdles for each of our existing and proposed stores. Prior to a decision to locate and open any new store, we evaluate, among other factors, the likelihood that the store will be able to achieve then current financial performance criteria, including initial sales volume, sales growth, store opening and operating costs, store contribution, cash-on-cash return and return on net assets. These financial criteria are considered not only in connection with the decision to open a new store but also are constantly evaluated after a store has been opened for a reasonable period of time to determine if they continue to be met.

As a result of our ongoing store evaluation process, we have closed 36 stores over the past three years, generally as a result of declining financial performance due to demographic shifts in specific markets. During this same time frame, we accelerated our store growth opening 147 new stores, including
65 stores in 9 states in which we had not previously operated. As a result of a significantly larger and younger store base built during this period, through our ongoing store evaluation process, we have identified approximately 30 stores that are not currently meeting the minimum financial performance criteria. Our current plan is to evaluate these stores again after the Holiday season and, at that time, make a determination as to whether we should continue to operate some or all of these stores. The time table for potential closing of any store is based on many factors, including the lease expiration date, the store cash flow and lease operating covenants. If it is determined that some or all of the stores currently identified as "under performers" should be closed, charges for the estimated costs to close those stores would be taken in the fourth quarter of Fiscal 2001. The charges to close a store would principally consist of lease termination or sublease costs, inventory liquidation expenses, a provision for fixed asset write-offs, tear down costs, and employee severance. Our current analysis suggests that the average cost to close a store would be $550,000 per store.

Inflation

In general, we believe that inflation has had no recent material impact on our operations and none is anticipated in the next fiscal year.

Minimum Wage Increases

We employ a substantial number of employees in our stores who earn hourly wages near or at the minimum wage. Actions by both the federal and certain state governments have increased and may continue to increase the hourly wages that we must pay to such employees. Historically, we have attempted to partially mitigate such increases through policies to manage our ratio of wages to sales. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of any hourly wage increases in the future, which may have a negative effect on our future profitability.

California Utility Costs

In California, where we currently operate 123 stores, representing 44% of our total store base, utility costs for electricity and natural gas have risen significantly over the past year. These costs may continue to increase due to the actions of federal and state governments and agencies, as well as other factors beyond our control. We have attempted to mitigate such increases through energy conservation measures and other cost reduction steps. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of these utility cost increases in the future, nor can we make assurances as to what impact these utility cost increases may have on our sales related to our core customer base in California.

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

Cautionary Statement Concerning Forward-Looking Statements

In this Quarterly Report on Form 10-Q, we have made both historical and forward-looking statements. All of our statements other than those of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally may be identified by the use of phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our long-term debt, which is non-interest bearing and is discounted at an annual rate of 10%. At November 3, 2001, our long-term debt had a face value of $15.3 million with a net carrying value of $12.1 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in interest rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at November 3, 2001. In addition, we are exposed to interest rate risk on our revolving credit facility, with the outstanding balance accruing interest at variable rates, based on either prime or LIBOR. Depending upon prevailing market conditions, the base prime or LIBOR rates at which our borrowings are charged interest could be affected.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On December 15, 2000, Pamela Jean O'Hara ("O'Hara"), a former employee in our Alameda, California store, filed a lawsuit against us, entitled "Pamela Jean O'Hara, Plaintiff vs. Factory 2-U Stores, Inc., et al., Defendants," Case No. 834123-5, in the Superior Court of the State of California for the County of Alameda (the "O'Hara Lawsuit"). On August 2, 2001, O'Hara and four other former employees in our California stores, filed a Second Amended Complaint in the O'Hara Lawsuit.

The Second Amended Complaint in the O'Hara Lawsuit alleges that we violated the California Labor Code and Industrial Wage Commission Orders, as well as the California Unfair Competition Act, by failing to pay overtime to the plaintiffs. Plaintiffs purport to bring this action on behalf of themselves and all other store managers, assistant store managers and other undescribed "similarly-situated employees" in our California stores from December 15, 1996 to present. The Second Amended Complaint seeks compensatory damages, interest, penalties, attorneys' fees and disgorged profits, all in unspecified amounts. The Second Amended Complaint also seeks injunctive relief requiring payment of overtime to "non-exempt" employees. On September 4, 2001, we filed an answer in which we denied the material allegations of the Second Amended Complaint.

Pursuant to an Order dated December 3, 2001, the Court in the O'Hara Lawsuit granted Plaintiff's motion for certification of two plaintiff clauses: (1) all persons who have been employed as assistant store managers at one of our California stores at any time after December 15, 1996, and who worked hours which would have entitled them to overtime had they not been exempt employees; and (2) all persons who have been employed as store managers at one of our California stores at any time after December 15, 1996, and who worked hours which would have entitled them to overtime had they not been exempt employees.

The Court has scheduled the trial for July 22, 2002.

Although at this stage of the litigation is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the O'Hara Lawsuit and are vigorously defending against it. If the O'Hara Lawsuit is decided adversely to us, the potential exposure could be material to our results of operations for the year in which the case is ultimately decided.

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


FACTORY 2-U STORES, INC.

Date: December 18, 2001




By:     /s/ Douglas C. Felderman
       ---------------------------------------------------
       Name:  Douglas C. Felderman
       Title: Executive Vice President and Chief Financial Officer
              (duly authorized officer and principal financial officer)