Form 10-K
period 2002-02-02
FACTORY 2 U STORES INC
filed 2002-04-19
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For fiscal year ended February 2, 2002



                         Commission File number 0-16309
                                                -------

                             FACTORY 2-U STORES, INC.
                             ------------------------
            (Exact Name of Registrant as Specified in its Charter)

        Delaware                                      51-0299573
        --------                                      ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

    4000 Ruffin Road
  San Diego,California                                   92123
  --------------------                                   -----
(Address of Principal Offices)                        (Zip Code)

        Registrant's Telephone Number, Including Area Code: (858) 627-1800
                                                            --------------

            Securities registered pursuant to Section 12(b)of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.01 par value                          None

           Securities registered pursuant to Section 12(g)of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

At April 8, 2002, the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $110,471,396.

At April 8, 2002, the Registrant had outstanding 12,941,137 shares of Common Stock, $0.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for its June 19, 2002 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the Registrant's fiscal year ended February 2, 2002.

                                     PART I
Item 1.  Business                                                              3
Item 2.  Properties                                                            7
Item 3.  Legal Proceedings                                                     8
Item 4.  Submission of Matters to a Vote of Security Holders                   8



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                                 9
Item 6.  Selected Financial Data                                              10
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           23
Item 8.  Financial Statements and Supplementary Data                          23
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           23



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  24
Item 11.  Executive Compensation                                              24
Item 12.  Security Ownership of Certain Beneficial Owners and Management      24
Item 13.  Certain Relationships and Related Transactions                      24



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     25

PART I

Item 1.  Business

THE COMPANY

We operate a chain of off-price retail apparel and housewares stores in Arizona, Arkansas, California, Idaho, Louisiana, Missouri, Nevada, New Mexico, Oklahoma, Oregon, Tennessee, Texas and Washington. We sell branded casual apparel for the family, as well as selected domestic and household merchandise at prices that generally are significantly lower than other discount stores. At February 2, 2002, we operated 279 stores under the name Factory 2-U.

Our stores average approximately 15,000 total square feet and are located mostly in shopping centers. Our products include a broad range of family apparel, domestic goods and houseware. Our typical customers are families with more than the average number of children and average household income of approximately $35,000, which generally are profiled as discount store shoppers. Our merchandising strategy is to offer first quality recognizable national and discount store brands at a substantial discount, generally 20% to 50% below prices offered by the national discount chains. Our stores are well lit and present the merchandise primarily on hanging fixtures. We also use strategically placed in-store signage to emphasize the savings and create increased customer awareness.

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

In July 1998, we merged General Textiles and Factory 2-U, Inc. into a new corporation, General Textiles, Inc. In November 1998, we merged General Textiles, Inc. into ourselves, converted our previous three classes of stock into a single class of Common Stock and changed our corporate name from Family Bargain Corporation to Factory 2-U Stores, Inc.

We define our fiscal year by the calendar year in which most of our business activity occurs (the fiscal year ended February 2, 2002 is referred to as fiscal
2001).

OPERATIONS

Recent Developments

We started fiscal 2001 with expectations to add 61 net new stores and improve operating margins and profitability. However, during fiscal 2001 we faced a difficult economic environment with a slowing economy, the impact of the terrorist attacks on September 11, and a highly promotional environment within the retail industry. We believe that our core customers have been disproportionately disadvantaged in the current economy. Fiscal 2001 has been a very difficult year for us and apparel retailers in general.

As part of our ongoing store evaluation process, we have closed 36 stores over the past three years, generally due to non-renewable leases or relocation opportunities to a newer location in the same marketplace. During this same time frame, we accelerated our store growth, opening 147 new stores, including 65 stores in nine states in which we had not previously operated. Unlike in existing markets, we have learned that in new markets, and particularly in a difficult economic environment, we initially require a larger population of our core demographic consumer to achieve our financial objectives. As a result, in the fourth quarter of fiscal 2001 we reviewed our real estate portfolio and store operating performance and decided to close 28 under-performing stores (i.e., stores that do not meet our then current minimum operational performance criteria established by management). In conjunction with the store closures, we realigned our field organization and streamlined our workforce. As a result of these restructuring initiatives, we recorded a pre-tax restructuring charge of $21.2 million, including lease termination costs of $13.7 million, inventory liquidation costs of $2.9 million, fixed asset write-downs of $2.1 million, employee termination costs of $1.2 million and other costs of $1.3 million. As of April 8, 2002, we have closed 24 of these under-performing stores.

With these lessons behind us, we believe we now have a much clearer understanding of the demographic requirements for a successful store. In addition, our strong financial and liquidity position should continue to allow us to internally finance future new store growth. In the fiscal year ending February 1, 2003 (fiscal 2002), we currently intend to open 20 to 25 new stores. In addition to the 28 under-performing stores, we also plan to close six other stores, which are either due to non-renewable leases or relocation. The number of stores we opened and closed each quarter during fiscal 2001, 2000 and 1999 were as follows:


                                                    Quarter
                      -------------------------------------------------------------------
Fiscal                    First             Second            Third             Fourth
 Year    Beginning    Open    Close     Open    Close     Open    Close     Open    Close    Ending
------   ---------    ----    -----     -----   ------    ----    -----     ----    -----    ------
 2001       243         9      (1)        12      -        12       (2)      6        -        279

 2000       187        25      (9)        11     (3)       20        -      14       (2)       243

 1999       168         9      (8)        10     (1)       15       (6)      4       (4)       187


Our average store opening costs for equipment, fixtures, leasehold improvements and pre-opening expenses currently approximate $295,000. Our average initial inventory for a new store currently approximates $160,000, net of trade credit. Generally, during the two to three month grand opening period, our new stores achieve sales that are 150% to 200% higher than the expected annualized net sales due to higher level of advertising activities associated with grand opening.

In addition to the new store growth, we plan to continue the renovation of our older stores. Our store renovations generally include installing new fixtures, redesigning layouts and refurbishing floors and walls. Our average cost to renovate a store currently approximates $25,000 to $50,000. During fiscal 2001, we renovated four stores. In fiscal 2002, we currently plan to renovate five stores.

We opened a new 300,000 square-foot distribution center in Lewisville, Texas in February 2001. This new distribution center services parts of New Mexico, Texas, and all states east of Texas in which we currently operate. We also operate a distribution center in the San Diego area, which consists of two facilities aggregating 365,000 square feet. In March 2002, we signed a lease agreement to build a new distribution center in San Diego, California to replace our existing San Diego distribution facilities. This new distribution center will be approximately 600,000 square feet and serve our west coast, Arizona, Idaho, Nevada and parts of New Mexico markets. We anticipate it will become operational during the second quarter of fiscal 2003.

Operating Strategy

We seek to be the leading off-price apparel, domestic goods and houseware retailer to families with more than the average number of children and whose household incomes approximate $35,000 in the markets we serve. The major elements of our operating strategy include:

Provide Value to Customers on National and Discount Brand Merchandise:
We emphasize providing value to our customers by selling merchandise found in national discount chains at savings of 20% to 50% below prices offered by the national discount chains. We buy excess in-season inventory of recognized brands at bargain prices and pass along the savings to our customers.

Target Under-Served Market Segments:
Our stores target consumers who are under-served in their markets. Typical customers are young, large families with a household income of approximately $35,000.

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

In-Season Goods: Unlike traditional department stores and discount retailers, which primarily purchase merchandise in advance of the selling season (for example, back-to-school clothing is purchased by March), we purchase approximately 80% of our merchandise in-season (i.e., during the selling season). In-season purchases generally represent closeouts of vendors' excess inventories remaining after the traditional wholesale selling season and are often created by other retailers' order cancellations. Sometimes vendors manufacture to meet anticipated demand rather than known demand, knowing that we are a potential buyer of the excess inventory, typically at prices below wholesale. We believe that in-season buying practices are well suited to our customers, who tend to make purchases on an as-needed basis later into a season. Our in-season buying practice is facilitated by our ability to process a large number of relatively small purchase orders and ship merchandise through our distribution centers to our stores. Generally, manufacturers ship goods directly to our distribution centers or, in the case of certain east coast vendors, to freight consolidators who then ship directly to our distribution centers. We then deliver merchandise from our distribution centers to our stores within two to three days of receipt utilizing the services of independent trucking companies. We do not typically store merchandise at our distribution centers from season to season. We believe that we are a desirable customer for vendors seeking to liquidate inventory because we can take immediate delivery of large quantities of in-season goods. We rarely request markdown concessions, advertising allowances or special shipping and packing requirements, but insist on the lowest possible price. We are able to pass these lower prices on to our customers.

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

We emphasize inventory turn in our merchandising and marketing strategy. Our merchandise presentation, pricing below discounters, frequent store deliveries, staggered vendor shipments, promotional advertising, store-tailored distribution and prompt price reductions on slow-moving items are all designed to increase inventory turn. We believe that the pace of our inventory turn leads to increased profits, lower markdowns, efficient use of capital and customer urgency to make purchase decisions.

At our administrative headquarters we receive daily store sales and inventory information from point-of-sale equipment located at each of our stores. This data is reported by stock keeping unit (the "SKU"), permitting us to tailor purchasing and distribution decisions. Our chain-wide computer network also facilitates communications between the administrative headquarters and the stores, enabling corporate management to provide store management with timely pricing and distribution information.

Our stores are characterized by easily accessible merchandise displayed on hanging fixtures and open shelves in well-lit areas. Our prices are clearly marked with the comparative retail-selling price often noted on the price tag. Our major advertising vehicle is the use of a full-color print tab showing actual photos of our merchandise. Our print media is principally delivered to consumers through marriage-mail drops and to a lesser extent, newspaper inserts. Some of our other advertising programs include radio and outdoor billboard promotional activities.

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

Our Stores

As of April 8, 2002, we operated 251 stores located in Arizona, Arkansas, California, Idaho, Louisiana, Missouri, Nevada, New Mexico, Oklahoma, Oregon, Tennessee, Texas and Washington, under various operating leases with third parties. Our stores are primarily located in rural and lower income suburban communities and, to a lesser extent, in metropolitan areas. Most of our stores are located in shopping centers, where occupancy costs are more favorable. Our stores range in size from 6,000 square feet to 34,800 square feet, averaging approximately 15,000 square feet.

We generally lease previously occupied store sites on terms that we believe are more favorable than those available for newly constructed facilities. After we sign a new store lease, one of our new store opening teams prepares the store by installing fixtures, signs, racks, dressing rooms, checkout counters, cash register systems and other items. An outside service team supervises the merchandising of the new store and trains the new store associates in proper merchandising procedures before the store is opened. We select store sites based on demographic analysis of the market area, sales potential, local competition, occupancy costs, operational fit and proximity to existing store locations. Once we take possession of a store site, it takes approximately eight weeks to open a new store.

Our stores typically employ one store manager, one assistant store manager, two store supervisors, and 15 to 20 sales associates, most of whom are part-time employees. We train new store managers in all aspects of store operations through our management-training program. Our other store personnel are trained on site. We often promote experienced assistant store managers to fill open store manager positions.

Our store management team participates in a bonus plan in which they are awarded bonuses upon achieving established operating objectives. We believe that the bonus program is an important incentive for our key employees, helps reduce employee turnover and results in lower operating costs.

We continually review store performance and from time to time close stores that do not meet our minimal performance criteria. The costs associated with closing stores, which consist primarily of inventory liquidation costs, provisions to write down assets to net realizable value, tear-down costs and the recognition of remaining lease obligations, are charged to operations during the fiscal year in which the decision is made to close a store.

We maintain customary commercial liability, fire, theft, business interruption and other insurance policies.

Employees

As of April 8, 2002, we had 4,780 employees (2,679 of whom were part-time employees). Of that total, 4,470 were store employees and store field management, 186 were executives and administrative employees and 124 were warehouse employees. None of our employees are subject to collective bargaining agreements and we consider relations with our employees to be good.

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


Item 2.  Properties

As of April 8, 2002, we operated 251 retail stores located in 13 states, under various operating leases with third parties. Our store locations include shopping centers, downtown business districts, malls and freestanding sites. Our store leases are separately negotiated. The typical lease term for our stores is five years with renewal options in five-year increments. Approximately 98% of our leases are "triple net leases" under which we are required to reimburse landlords for insurance, real estate taxes and common area maintenance costs; however, for many of those leases, we have negotiated reimbursement limitations on common area costs. Some of our leases require us to pay a minimum monthly rent and a percentage of sales in excess of a specified gross sales level. Our store rent expense for the fiscal year ended February 2, 2002 was approximately $36.5 million.

As of April 8, 2002, our stores were located as follows:


                Shopping
   State         Center      Downtown     Freestanding      Mall      Total
   -----        --------     --------     ------------      ----      -----
Arizona            29            3             1             -          33
Arkansas            3            -             -             -           3
California        108            8             3             3         122
Idaho               1            -             -             -           1
Louisiana           5            -             -             -           5
Missouri            3            -             -             -           3
Nevada              8            -             -             -           8
New Mexico          9            -             -             -           9
Oklahoma            2            -             -             -           2
Oregon             13            -             1             -          14
Tennessee           2            -             -             -           2
Texas              29            -             1             5          35
Washington         13            2             -             1          16
                 -----         ----           ---           ---       -----
    Total         225           13             6             9         253
                 =====         ====           ===           ===       =====


Our headquarters are located in a 269,000 square-foot multi-use facility at 4000 Ruffin Road, San Diego, California. This facility consists of 54,000 square feet of office space and 215,000 square feet of our San Diego distribution center. Our lease on this facility expires in September 2005. The lease provides for annual base rent at an average of approximately $1.4 million over the lease term. We also lease another 150,000 square feet of our San Diego distribution center at 7130 Miramar Road, San Diego, California. This lease expires in September 2005 and provides for annual base rent at an average of approximately $870,000 over the lease term. Upon opening of our new distribution center in San

Diego, California, currently anticipated in the second quarter of fiscal 2003, we will cease distribution activities at Ruffin Road and Miramar Road and plan to sublease that space.

In February 2001, we opened a new 300,000 square-foot distribution center at 1875 Waters Ridge Drive, Lewisville, Texas. Our lease expires in December 2007. The lease provides for annual base rent at an average of approximately $1.0 million over the lease term.


Item 3.  Legal Proceedings

On December 15, 2000, Pamela Jean O'Hara ("O'Hara"), a former employee in our Alameda, California store, filed a lawsuit against us entitled "Pamela Jean O'Hara, Plaintiff, vs. Factory 2-U Stores, Inc., et al., Defendants", Case No. 834123-5, in the Superior Court of the State of California for the County of Alameda (the "O'Hara Lawsuit"). On August 2, 2001, O'Hara and four other former employees in our Alameda store, filed a Second Amended Complaint in the O'Hara Lawsuit.

The Second Amended Complaint in the O'Hara Lawsuit alleges that we violated the California Labor Code and Industrial Wage Commission Orders, as well as the California Unfair Competition Act, by failing to pay overtime to the plaintiffs. Plaintiffs purport to bring this action on behalf of themselves and all other store managers, assistant store managers and other undescribed "similarly-situated employees" in our California stores from December 15, 1996 to present. The Second Amended Complaint seeks compensatory damages, interest, penalties, attorneys' fees, and disgorged profits, all in unspecified amounts. The Second Amended Complaint also seeks injunctive relief requiring payment of overtime to "non-exempt" employees. On September 4, 2001, we filed an answer in which we denied the material allegations of the Second Amended Complaint.

Pursuant to an Order dated December 3, 2001, the Court in the O'Hara Lawsuit granted Plaintiff's motion for certification of two plaintiff classes: (1) all persons who have been employed as assistant store managers at one of our California stores at any time after December 15, 1996, and who worked hours which would have entitled them to overtime had they not been exempt employees; and (2) all persons who have been employed as store managers at one of our California stores at any time after December 15, 1995, and who worked hours which would have entitled them to overtime had they not been exempt employees. We have made a settlement offer to each member of the two plaintiffs classes, pursuant to which we offered to pay $1,000 for each year of service (or a pro rata portion of each partial year) after December 15, 1996 and between February 1, 2002 in exchange for a release of all overtime claims. Approximately 264 members of the plaintiff classes who received notice of the settlement offer in the mail have accepted this offer. The settlement offer has been mailed again to approximately 129 members of the plaintiff classes whose first mailing notices of the settlement offer were returned as undeliverable. Those individuals have until April 26, 2002, to accept the settlement offer.

The Court has scheduled the trial for July 22, 2002.

Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the O'Hara Lawsuit and we are vigorously defending against it. If the O'Hara Lawsuit is decided adversely, the potential exposure could be material to our results of operations for the year in which the case is ultimately decided.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended February 2, 2002.

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


                                                   High            Low
                                                   ----            ---
Fiscal 2000
-----------
13 weeks ended April 29, 2000                    $ 34.63         $ 21.75
13 weeks ended July 29, 2000                     $ 41.50         $ 31.00
13 weeks ended October 28, 2000                  $ 43.13         $ 27.44
14 weeks ended February 3, 2001                  $ 45.19         $ 28.50

Fiscal 2001
-----------
13 weeks ended May 5, 2001                       $ 42.63         $ 21.00
13 weeks ended August 4, 2001                    $ 34.85         $ 18.00
13 weeks ended November 3, 2001                  $ 23.55         $ 12.89
13 weeks ended February 2, 2002                  $ 20.90         $ 14.17

Fiscal 2002 ending February 1, 2003
-----------------------------------
Through April 8, 2002                            $ 18.31         $ 11.35



As of April 8, 2002, we had approximately 291 stockholders of record and approximately 4,000 beneficial stockholders.

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



                                                                      Fiscal Year Ended
                                             ---------------------------------------------------------------------
                                             February 2,    February 3,    January 29,    January 30,   January 31,
                                                2002 (2)       2001 (1)       2000           1999          1998
                                                ----           ----           ----           ----          ----
                                                      (in thousands, except per share and operating data)
Statement of Operations Data
----------------------------
Net sales                                    $  580,460     $  555,670     $  421,391     $  338,223    $  300,592
Operating income (loss)                         (16,786)        31,868         22,753         10,464         5,097
Income (loss) from continuing operations
  before income taxes and extraordinary
  items                                         (17,746)        30,322         20,481          6,275          (129)
Net income (loss)                               (10,896)        21,264         12,442          2,269          (129)
Dividends on Series A preferred stock              -              -              -             2,593         3,456
Dividends on Series B preferred stock              -              -              -             2,210         2,661
Inducement to convert preferred stock to
  common stock                                     -              -              -             2,804          -
Net income (loss) applicable to common
  stock                                         (10,896)        21,264         12,442         (5,338)       (6,246)
Weighted average shares outstanding
  Basic                                          12,807         12,589         12,214          3,381         1,477
  Diluted                                        12,807         13,066         12,864          3,381         1,477
Income (loss) before extraordinary items
and discontinued operations applicable to
  common stock
  Basic                                          (0.85)           1.69           1.02          (0.77)        (4.23)
  Diluted                                        (0.85)           1.63           0.97          (0.77)        (4.23)
Net income (loss) per common stock
  Basic                                          (0.85)           1.69           1.02          (1.58)        (4.23)
  Diluted                                        (0.85)           1.63           0.97          (1.58)        (4.23)

Operating Data
--------------
Number of stores at fiscal year end                 279            243            187           168            166
Total selling square footage                  3,459,000      2,979,000      2,169,000     1,804,000      1,788,000
Sales per average selling square foot         $     178     $      211      $     209     $     192      $     180
Comparable store sales increase (decrease)        (8.7%)           4.4%          10.3%         10.9%           3.4%

Balance Sheet Data
------------------
Working capital (deficit)                      $ 14,633      $  18,896      $   1,241     $  (9,179)     $  (2,749)
Total assets                                    155,709        142,265        108,466        90,167         84,817
Long-term debt and revolving credit
facility, including current portion              10,376         11,218         11,067        13,773         29,076
Stockholders' equity                             70,566         79,737         46,430        27,765         17,218



(1)  53-week fiscal year.
(2)  Included a pre-tax restructuring charge of $21.2 million.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and "Financial Statements and Supplementary Data."

General

During the past five fiscal years, a number of events occurred which have had a significant impact on our financial condition.

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

In connection with the change in control, three former directors resigned from the Board of Directors and three managing directors of TCR were appointed to serve on the Board of Directors. In March 1998, we appointed Michael M. Searles as the new President and Chief Executive Officer of our operating subsidiaries. Mr. Searles was elected a member of the Board of Directors in March 1998 and Chairman of the Board in November 1998.

In July 1998, our two operating subsidiaries, General Textiles and Factory 2-U, Inc., were merged to form General Textiles, Inc. In November 1998, we merged General Textiles, Inc. into ourselves, converted our previous three classes of stock into a single class of Common Stock and changed our corporate name from Family Bargain Corporation to Factory 2-U Stores, Inc. At that time, we had 11,306,000 shares of Common Stock outstanding. We undertook a rights offering and issued to our stockholders transferable rights to purchase an additional 800,000 shares of Common Stock for $13.00 per share. The TCR investors purchased approximately 798,000 shares.

During fiscal 2000 and 1999, our operational focus was on improving the operating performance of existing stores and opening new stores. In fiscal 2000, we opened 70 new stores, closed 14 stores and renovated 5 stores. In fiscal 1999, we opened 38 stores, closed 19 stores and renovated 74 stores. Of all the stores we opened in fiscal 2000 and 1999, 34 were located in three states in which we had not previously operated.

During fiscal 2001, we faced a difficult economic environment with a slowing economy, the impact of terrorist attacks on September 11, and a highly promotional environment within the retail industry. We believe that our core customers have been disproportionately disadvantaged in the current economy. Fiscal 2001 has been a very difficult year for us and apparel retailers in general.

As part of our ongoing store evaluation process, in the fourth quarter of fiscal 2001, we reviewed our real estate portfolio and store operating performance and decided to close 28 under-performing stores (i.e., stores do not meet our then current minimum operational performance criteria established by management). Unlike existing markets, we have learned that in new markets, and particularly in a difficult economic environment, we initially require a larger population of our core demographic consumer to achieve our financial objectives. In conjunction with the store closures, we realigned our field organization and streamlined our workforce. As a result of these restructuring initiatives, we recorded a pre-tax restructuring charge of $21.2 million including lease termination costs of $13.7 million, inventory liquidation costs of $2.9 million, fixed asset write-downs of $2.1 million, employee termination costs of $1.2 million and other costs of $1.3 million. As of April 8, 2002, we have closed 24 of these under-performing stores.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, we must make estimates in the following areas:

o   Inventory valuation
    -------------------
    Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method ("RIM") on a first-in, first-out basis. Under the RIM, the valuation of inventory at cost and the resulting gross margin are calculated by applying a computed cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the RIM calculation are certain significant management judgments and estimates regarding markdowns and shrinkage, which may from time to time cause adjustments to the gross margin in the subsequent period. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of merchandise items that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise items. To minimize the potential of such distortions in the valuation of inventory from occurring, we utilize 74 sub-departments in which fairly homogeneous classes of merchandise items having similar gross margin are grouped. In addition, failure to take markdown currently may result in an overstatement of cost under the lower of cost or market principle. We believe that our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

o   Valuation of goodwill, intangible and other long-lived assets
    -------------------------------------------------------------
    We use certain assumptions in establishing the carrying value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flows. If assets are considered to be impaired, the impairment recognized is measured by the amount that the carrying value of the assets exceeds the fair value of the assets. Useful lives and related depreciation or amortization expense are based on our estimate of the period that the assets will generate revenues or otherwise be used in operations. Factors that would influence the likelihood of a material change in our reported results include a significant decline in our stock price and market capitalization compared to our net book value, significant changes in an asset's ability to generate positive cash flows, significant changes in our strategic business objectives and utilization of the asset.

o   Accrued restructuring costs
    ---------------------------
    We have estimated an amount for the charge and the related liability regarding our restructuring initiatives including store closures, realignment of our field organization and workforce reductions in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Materially different reported results would be likely if the timing and extent of the adopted restructuring plan were changed.

o   Litigation reserves
    -------------------
    Based in part on the advice of our legal counsel, estimated amounts for litigation and claims that are probable and can be reasonably estimated are recorded as liabilities in the balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. We anticipate these reserves will be remeasured as new facts come to light in any particular case.

o   Worker's compensation accrual
    -----------------------------
    At the beginning of fiscal 2001, we transitioned to a partially self-insured worker's compensation program. This new program has both specific and aggregate stop-loss amounts. The maximum specific stop-loss is $250,000 per occurrence and the deductible aggregate stop-loss is $3.2 million for the policy year ended January 31, 2002. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with current available information and insurance industry statistics, the ultimate expected losses for the policy year ended January 31, 2002 were estimated to be approximately $2.6 million. Our estimate is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, with no explicit provision for adverse fluctuation from year to year and is subject to inherent variability. This variability may lead to ultimate payments being either greater or less than the amounts presented above.

o   Valuation of deferred income taxes
    ----------------------------------
    Valuation allowances are established, if deemed necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use the net operating loss carryforwards, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment we currently receive.


Results of Operations

We define our fiscal year by the calendar year in which most of our business activity occurs (the fiscal year ended February 2, 2002 is referred to as fiscal
2001). The following table sets forth operating data expressed as a percentage of net sales for the periods indicated:



                                                    Fiscal Year
                                                    -----------
                                          2001         2000         1999
                                          ----         ----         ----
                                             (percentage of net sales)
                                             -------------------------
Net sales                                100.0        100.0        100.0
Cost of sales                             66.4         64.5         64.3
                                        -------      -------      -------
  Gross profit                            33.6         35.5         35.7

Selling and administrative expenses       32.4         27.8         28.5
Pre-opening expenses                       0.5          1.0          0.8
Amortization of intangibles                0.3          0.4          0.6
Restructuring charge                       3.2           -            -
Condemnation award                          -          (0.2)          -
Stock-based compensation expense           0.1          0.9          0.5
                                        -------      -------      -------
  Operating income (loss)                 (2.9)         5.7          5.4
Interest expense, net                      0.2          0.3          0.5
                                        -------      -------      -------
Income (loss) before income taxes         (3.1)         5.5          4.9
Income taxes (benefit)                    (1.2)         1.6          1.9
                                        -------      -------      -------
Net income (loss)                         (1.9)         3.8          3.0
                                        -------      -------      -------


Fiscal 2001 Compared to Fiscal 2000

As of February 2, 2002, we operated 279 stores compared to 243 stores as February 3, 2001. In fiscal 2001, we opened 39 net stores and closed 3 stores. Fiscal 2001 was a 52-week fiscal year as compared to a 53-week fiscal year for fiscal 2000.

Net sales were $580.5 million for fiscal 2001 compared to $555.7 million for fiscal 2000, an increase of $24.8 million or 4.5%. Excluding the extra week of sales (53rd week) in fiscal 2000, net sales for fiscal 2001 increased 6.1%. Comparable store sales decreased 8.7% in fiscal 2001 versus an increase of 4.4% in fiscal 2000. The increase in net sales was related to new store growth offset by negative comparable store sales. The average number of stores in operation was 264 for fiscal 2001 compared to 217 for fiscal 2000, an increase of 21.7%. Comparable store sales decreased primarily as a result of reduced customer traffic. Fiscal 2001 has been a very difficult year for our business and apparel retailers in general. We believe our core customers have been affected by the slow economy and in California, our largest market, increased utilities and fuel costs. Compounding this, apparel is obviously a deferrable purchase for our core customers who have limited discretionary income. Apparel and houseware purchases may be reduced and deferred in favor of more current needs such as food, housing, utilities and transportation. In addition, we experienced the most promotional and competitive holiday period in recent memory. The highly promotional environment was evidenced by the post-Thanksgiving offerings by many big box discounters, which enticed consumers in with "close to cost or below cost" items in the electronics and hard goods categories.

Gross profit was $195.1 million for fiscal 2001 compared to $197.3 million for fiscal 2000, a decrease of $2.2 million or 1.1%. The current fiscal year's gross profit reflected a non-cash charge of $2.9 million related to the anticipated inventory liquidation cost for the closing of the 28 under-performing stores as previously mentioned. As a percentage of net sales, gross profit was 33.6% in fiscal 2001 compared to 35.5% in fiscal 2000. The decline in gross profit percentage was primarily attributable to higher markdown volume, partially offset by improved initial markup and favorable distribution costs. The higher markdown volume was related to a very heavy promotional environment during the holiday season and earlier clearance of merchandise than a year ago.

Selling and administrative expenses were $188.3 million for fiscal 2001 compared to $154.4 million for fiscal 2000, an increase of $33.9 million or 22.0%. As a percentage of net sales, selling and administrative expenses were 32.4% for fiscal 2001 compared to 27.8% for fiscal 2000. The increase in selling and administrative spending as a percentage of net sales was both spending related and sales volume related. The unfavorable spending variance was primarily due to higher store labor, store occupancy and advertising expenses. The increase in store labor was primarily due to minimum wage increases for both hourly and salaried associates, higher health care and workers' compensation costs. The increase in store occupancy was due to higher rent and depreciation expense for new stores. The increase in advertising was due to increased promotional activity based on competition in the marketplace.

Pre-opening expenses were $3.1 million for fiscal 2001 compared to $5.4 million for fiscal 2000, a decrease of $2.3 million, or 42.5%. The decrease in pre-opening expenses was related to 39 new store openings this year versus 70 new store openings last year, as well as $1.0 million recorded in fiscal 2000 associated with the opening of our distribution center in Lewisville, Texas, which became fully operational in February 2001.

Amortization of intangibles was $1.7 million for fiscal 2001 compared to $2.1 million for fiscal 2000. The reduction in amortization of $410,000 represented the cessation of amortization associated with certain costs incurred in the ownership change of the company in fiscal 1997.

The restructuring charge of $18.3 million was part of the total $21.2 million charge related to our restructuring initiatives, as previously discussed. We recorded $2.9 million of the pre-tax $21.2 million charge as a non-cash inventory liquidation cost which was included in the cost of sales.

We recorded a non-recurring gain of $1.2 million during fiscal 2000 related to a condemnation award from the City of San Diego for a store located in downtown San Diego, California.

We recorded non-cash stock-based compensation expense related to certain performance based stock options during fiscal 2001 in the amount of $456,000 compared to $4.8 million for fiscal 2000. During the second quarter of fiscal 2001, we removed the market price hurdle of $49.78 for 19,361 stock options held by a former Executive Vice President who retired in August 2001. As a result of the removal of the market price hurdle, we incurred a non-cash charge of $456,000. In fiscal 2000, we recorded non-cash stock-based compensation expense in the amounts of $2.7 million in July 2000 and $2.1 million in August 2000 when stock options with market price hurdles of $24.89 and $33.19, respectively, became exercisable.

Interest expense, net was $960,000 in fiscal 2001 versus $1.5 million in fiscal 2000, a decrease of $586,000 or 37.9%. The decrease was attributable to lower average borrowings and lower interest rates under our revolving credit facility and interest income received from the Internal Revenue Service related to prior years' tax refund due.

We recorded a federal and state income tax benefit of $6.9 million in fiscal 2001 and a federal and state income tax provision of $9.1 million in fiscal 2000. The income tax benefit was due to the loss we incurred in fiscal 2001. The income tax provision recorded in fiscal 2000 included a favorable adjustment of $2.9 million to our income tax provision for a reduction in our tax valuation allowance and recognition of additional net operating loss carryforwards.


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

Selling and administrative expenses were $154.4 million for fiscal 2000 compared to $120.0 million for fiscal 1999, an increase of $34.4 million or 28.7%. As a percentage of net sales, selling and administrative expenses were 27.8% for fiscal 2000 compared to 28.5% for fiscal 1999. Selling and administrative spending increased due to increased sales volume, new store growth, increased labor rates due to minimum wage increases and higher utility costs in certain operating areas. Selling and administrative expenses as a percentage of net sales decreased primarily due to increased sales volume and lower corporate incentive bonus charges.

Pre-opening expenses were $5.4 million for fiscal 2000 compared to $3.3 million for fiscal 1999, an increase of $2.1 million, or 64.1%. The increase in pre-opening expenses was related to 70 new store openings this year versus 38 new store openings last year, as well as $1.0 million in fiscal 2000 associated with the opening of our new distribution center in Lewisville, Texas. The new distribution center became fully operational in February 2001.

Amortization of intangibles was $2.1 million for fiscal 2000 compared to $2.4 million for fiscal 1999. The reduction in amortization of $266,000 was due to the cessation of amortization associated with certain costs incurred in the ownership change of the company in fiscal 1997.

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


Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts available under our $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts which may be borrowed under the revolving credit facility are based on a percentage of eligible inventories and receivables, as defined, outstanding from time-to-time.

At February 2, 2002, we were in compliance with all financial and tangible net worth covenants, as defined, and had no outstanding borrowings under our revolving credit facility. At February 2, 2002, based on eligible inventory and accounts receivable, we were eligible to borrow $40.1 million under the revolving credit facility.

We believe that our sources of cash, including the revolving credit facility, will be adequate to finance our operations, capital requirements and debt obligations as they become due for at least the next twelve months.

Cash Flows

In fiscal 2001, net cash generated from operating activities was $27.0 million versus $17.3 million generated in fiscal 2000. The increase in cash flow from operating activities was primarily due to timing of vendor payments and lower average store inventories.

In fiscal 2001 and 2000, cash used in investing activities was $12.7 million and $23.8 million, respectively, related primarily to capital expenditures for both new and existing stores. The new store growth in fiscal 2001 was significantly lower than fiscal 2000. We opened 39 new stores in fiscal 2001 compared to 70 stores in fiscal 2000. In addition, in fiscal 2000, we invested significant capital expenditures in the development of our Texas distribution center, which became fully operational in February 2001.

In fiscal 2001, we used $1.7 million for our financing activities, including a payment of $2.2 million for our junior subordinated notes and capital lease obligations, partially offset by $525,000 in proceeds from the exercise of stock options under our stock option plan. In fiscal 2000, our financing activities provided a net cash flow of $1.8 million, including $2.6 million in proceeds from the exercise of stock options under our stock option plan, $180,000 in proceeds from the issuance of common stock under our employee stock purchase plan and $485,000 in payments of stock subscription notes receivable, partially offset by $1.3 million in repayments of our junior subordinated notes and capital lease obligations and payments of deferred debt issuance costs of $250,000.

Revolving Credit Facility

We have a $50.0 million revolving credit facility with a financial institution. Under this revolving credit facility, we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The credit facility was amended on April 9, 2002 to increase our $5.0 million sub-facility for letters of credit to $10.0 million. As of February 2, 2002, interest on the credit facility was at the prime rate, or at our election, LIBOR plus 1.50%. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 2.50%. The credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory and requires us to maintain specified levels of tangible net worth in the event that our borrowing availability is less than $7.5 million.

At February 2, 2002, based on eligible inventory and accounts receivable, we were eligible to borrow $40.1 million under the credit facility and had no outstanding borrowings; and we had a $1.0 million standby letter of credit outstanding.

Junior Subordinated Notes

The Junior Subordinated Notes are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of February 2, 2002, the Junior Subordinated Notes had a face value of $13.3 million and a related unamortized discount of $2.9 million, resulting in a net carrying value of $10.4 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the Junior Subordinated Notes of $2.0 million in December 2001. Additional principal payments are scheduled on December 31, 2002 ($2.0 million), on December 31, 2003 and December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

We believe that our sources of cash, including the revolving credit facility, should be adequate to finance our debt obligation as it becomes due for at least the next twelve months.

Capital Expenditures

We anticipate capital expenditures of approximately $14.1 million in fiscal 2002, which includes costs to open new stores, to renovate and relocate existing stores, to upgrade information systems and to develop our new San Diego distribution center. This new distribution center would be approximately 600,000 square feet and service our west coast, Arizona, Nevada and part of New Mexico markets. We anticipate that it will become operational in our second quarter of fiscal 2003. We anticipate capital expenditures of approximately $6.5 million for this facility, most of which will occur in fiscal 2002. We believe the capital expenditures for this facility and other capital expenditures will be financed from internal cash flow.

Store Closures and Restructuring Initiatives

As previously discussed, in fiscal 2002 we anticipate closing approximately 28 under-performing stores as part of our restructuring plan and six other stores which are either due to non-renewable leases or relocation opportunities. The majority of the store closures are part of our restructuring initiatives intended to improve future financial performance. The cash charges to close a store principally consist of lease termination or sublease costs, employee severance and tear-down costs. In addition to the closing of under-performing stores, we also included the realignment of field organization and workforce reductions as part of our restructuring initiatives. Currently, we estimate the cash requirement in fiscal 2002 for the restructuring would be approximately $12.7 million. We believe that our sources of cash, including the revolving credit facility, should be adequate to fund our restructuring efforts.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations, as well as estimated cash requirement related to the restructuring initiatives, as of February 2, 2002. These should be in read in conjunction with "Note 2 Restructuring Charge", "Note 5 Long-Term Debt and Revolving Credit Facility" and "Note 7 Lease Commitments" in the accompanied financial statements.


                                           (in thousands)
                --------------------------------------------------------------------
                   Junior
                Subordinated     Operating      Capital    Restructuring
                   Notes           Leases       Leases         Charge          Total
                -------------    ---------      -------    --------------      -----
Fiscal Year:
  2002          $     2,000      $  32,285      $   20     $    12,730       $  47,035
  2003                3,000         30,792          -            3,578          37,370
  2004                3,000         27,187          -             -             30,187
  2005                5,300         20,325          -             -             25,625
  2006                 -            13,905          -             -             13,905
  Thereafter           -            27,065          -             -             27,065
                ------------     ----------     --------   --------------    ----------
  Total         $    13,300      $ 151,559      $   20     $    16,308       $ 181,187
                ============     ==========     ========   ==============    ==========



Risk Factors

Terrorism and the Uncertainty of War May Affect Our Business

Terrorist attacks, such as the attacks that occurred in New York and Washington D.C. on September 11, 2001, the response by the United States initiated on October 7, 2001 and other acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate and our operations and profitability. The potential near-term and long-term effects of any future terrorist attacks may have for our customers, the market for our common stock, the markets for our products and the United States economy are uncertain. The consequence of any terrorist attack, or any armed conflicts which may result, are unpredictable, and we are unable to foresee events that could have an adverse effect on our markets or our business.

Our Future Growth Depends on New Store Openings

Our growth in operating results depends largely on our ability to open and operate new stores profitably. In fiscal 1999, 2000 and 2001, we opened 38, 70 and 39 stores, respectively. As of April 8, 2002, we have opened two new stores and currently expect to open 20 to 25 additional new stores in fiscal 2002.

Our business strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure that we will be able to achieve our future expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

We also cannot assure that our new store growth will improve our results of operations. A variety of factors are critical to the success of our new stores and such factors include but not limited to store sales, store location, store size, lease terms, initial advertising effectiveness and brand recognition. Assuming that our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. We cannot assure that our new stores will achieve the sales per selling square foot and store contributions currently achieved at our existing store base. If our new stores on average fail to achieve our minimum operational performance criteria, our planned expansion could produce a decrease in our overall sales per selling square foot and store contributions. Increases in advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in our operating margins.

Our Store Concentration in California Poses Localized Risks

In California, where we currently operate 122 stores, which represents almost half of our total store base. Accordingly, our results of operations and financial condition largely depend upon trends in the California economy. Operating costs, such as minimum wage, health care, workers' compensation, utilities and fuel, in California have been significantly higher than other regions in the country where we currently operate. If operating costs continue to increase in California, it could pose a negative impact to our overall store contribution and operating margins. In addition, California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

In California, we employ, both in our stores and in our corporate headquarters, a substantial number of employees who earn wages near or at the minimum wage. Actions by both the federal and California state government have increased and may continue to increase the minimum wages that we must pay to such employees. Historically, we have mitigated such increases through policies to manage our ratio of wages to sales. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of any hourly wage increases in the future and may have a negative impact on profitability in the future.

Utility costs for electricity and natural gas in California have risen significantly. These costs may continue to increase due to the actions of federal and state governments and agencies, as well as other factors beyond our control. We have attempted to mitigate such increases through energy conservation measures and other cost cutting steps. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of these utility cost increases in the future, nor can we make assurances as to what impact these utility cost increases may have on our sales related to our core customer base in California.

Disruptions in Receiving and Distribution Could Impact Our Business

Our success depends upon whether our receiving and shipping schedules are well organized and managed. As we continue to grow, we may face unexpected demands on our distribution operations that could cause delays in delivery of merchandise from our distribution centers to our stores. A fire, earthquake or other disaster at our distribution centers could hurt our business, financial condition and results of operations, particularly because much of our merchandise consists of closeouts. We maintain commercial property and business interruption, earthquake and flood insurance.

Relationships with Our Vendors and the Availability of Close-Out and Excess In-Season Merchandise Affect Our Business

Our success depends in large part on our ability to locate and purchase quality close-out and excess in-season merchandise at attractive prices. We cannot be certain that such merchandise will continue to be available in the future. Further, we may not be able to find and purchase merchandise in quantities necessary to accommodate our growth.

Although we believe our relationships with our vendors are good, we do not have long-term agreements with any vendor. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other wholesalers and retailers, discount and deep-discount chains, mass merchandisers and various privately-held companies and individuals. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, a disruption in the availability of merchandise at attractive prices could impair our business.

Our Business is Subject to Seaonality

We have historically realized our highest levels of sales and income during the third and fourth quarters of our fiscal year (the quarters ending in October and January) as a result of the "Back to School" (August and September) and holiday (November and December) seasons. Any adverse events during the third and fourth quarter could therefore affect our financial performance. Historically, we have realized a significant portion of our net sales and net income during these two quarters. In anticipation of the "Back to School" and Holiday seasons, we may purchase substantial amounts of seasonal merchandise. If for any reason our net sales during these seasons were to fall below seasonal norms and/or our expectations, a seasonal merchandise inventory imbalance could result. If such an imbalance were to occur, markdowns might be required to clear excess inventory. Our profitability and operating results could be adversely affected by higher than expected markdowns.

We Face Intense Competition

We operate in a highly competitive marketplace. We compete with large discount retail chains, such as Wal-Mart, K-Mart, Target and Mervyn's, and with off-price chains, such as TJ Maxx, Ross Stores, Marshall's and Big Lots, some of which have substantially greater resources than ours. We also compete with independent and small chain retailers and flea markets (also known as "swap meets") which serve the same low and low-middle income market. In the future, new companies may also enter the deep-discount retail industry. Although we believe that we are well positioned to compete on the basis of the principal competitive factors in our markets, which are price, quality and site location, we cannot assure that we will be able to compete successfully against our current and future competitors.

In fiscal 2001, we experienced one of the toughest promotional environments in recent history. We compete in the discount retail merchandise business, which is a highly competitive environment that subjects us to the risk of reduced profitability resulting from lower net sales and reduced margins. We expect the competition will continue and increase in the future. We have started new merchandise strategies, including new category offerings, better execution of our core businesses and broader methods of marketing our business; all designed to improve customer frequency and attract new customers. However, we can make no assurances that these strategies and other actions taken will be adequate to minimize our exposure to any negative impacts due to competition.

Our Business is vulnerable to Economic Factors Beyond Our Control and Changes in the Minimum Wage

Our ability to provide quality merchandise at everyday low prices could be hindered by certain economic factors beyond our control, including but not limited to:

o   increases in inflation;
o   increases in operating costs;
o   increases in employee health care and workers' compensation costs;
o   increases in prevailing wage levels; and
o   decreases in consumer confidence levels.

In January 2001, California enacted a minimum wage increase of $0.50 per hour with an additional $0.50 increase required in January 2002. We believe that annual payroll expenses could increase approximately $850,000 over this two-year period as a result.

Our Business is Subject to Many Environmental Regulations

Under various federal and local environmental laws and regulations, current or previous occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. We lease all of our stores. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties.

In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

Effects of Anti-Takeover Provisions and Control by Our Existing Major
Shareholders

In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain Delaware laws and regulations which could delay, discourage and prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit our shareholders and us. Moreover, we have a single shareholder that currently owns more than 20% of our voting stock. As a result, they may have certain ability to influence all matters requiring the vote of our shareholders, including the election of Board of Directors and most or our corporate actions. They may also control our policies and potentially prevent a change in control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

The Market Price of Our Common Stock has had Substantial Fluctuation

The market price of our common stock has fluctuated substantially since our recapitalization occurred in November 1998. Trading prices for our common stock could fluctuate significantly due to many factors, including:

o   the depth of the market for our common stock;
o changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
o   variations in our operating results;
o   conditions or trends in our industry;
o   additions or departures of key personnel; and
o   future sales of our common stock.


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. We implemented SFAS No.141 on July 1, 2001 and SFAS No. 142 at the beginning of our next fiscal year, February 3, 2002. We have evaluated the impact of the adoption of these standards and have determined, other than the non-amortization of goodwill, that their adoption will not have a material impact on our financial position or results of operations. Goodwill amortization was $1.6 million for each of the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000. Commencing February 3, 2002, goodwill will no longer be amortized.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.


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

Certain statements in this Annual Report on Form 10-K, or in documents incorporated by reference into this Annual Report on Form 10-K, are forward-looking statements, which are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, bur rather reflect our current expectation concerning future results and events. These forward-looking statements generally may be identified by the use of phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following factors, among others, could affect our future results, causing these results to differ materially from those expressed in any of our forward-looking statements: general economic and business conditions (both nationally and in the regions in which we operate); trends in our business and consumer preferences, especially as may be impacted by economic weakness on consumer spending; the effect of government regulations and legislation; litigation and other claims that may be asserted against us; the effects of intense competition; changes in our business strategy or development plans, including anticipated growth strategies and capital expenditures; the costs and difficulties of attracting and retaining qualified personnel; the effects of increasing labor, utility, fuel and other operating costs; our ability to obtain adequate quantities of suitable merchandise at favorable prices and on favorable terms and conditions; the effectiveness of our operating initiatives and advertising and promotional strategies and other factors described in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission.

We do not undertake to publicly update or revise any of our forward-looking statements, whether as a result of new information, future events and developments or otherwise, except to the extent that we may be obligated to do so by applicable law.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our fixed rate debt obligations. At February 2, 2002, fixed rate debt obligations totaled approximately $13.3 million. The fixed rate debt obligations are non-interest bearing and are discounted at a rate of 10%, resulting in a net carrying value of $10.4 million. Maturities are $2.0 million, $3.0 million, $3.0 million and $5.3 million in fiscal 2002, 2003, 2004 and 2005, respectively. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at February 2, 2002.


Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
-----------------------------

FACTORY 2-U STORES, INC.                                                Page
------------------------                                                ----
Report of Independent Public Accountants                                 F-1
Balance Sheets as of February 2, 2002 and February 3, 2001               F-2
Statements of Operations for Fiscal Years Ended February 2, 2002,
  February 3, 2001 and January 29, 2000                                  F-4
Statements of Stockholders' Equity for Fiscal Years Ended
  February 2, 2002, February 3, 2001 and January 29, 2000                F-5
Statements of Cash Flows for Fiscal Years Ended February 2, 2002,
  February 3, 2001 and January 29, 2000                                  F-6
Notes to Financial Statements                                            F-8


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the Registrant's Definitive Proxy Statement pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders under the headings "Proposal 1 - "Election of Directors" and "Executive Officers", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2002.


Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the Registrant's Definitive Proxy Statement under the heading "Executive Compensation", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2002.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Registrant's Definitive Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2002.


Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Registrant's Definitive Proxy Statement under the heading "Certain Relationships and Related Transactions", which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2002.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1.   Financial Statements.

           See Index to Financial Statements contained in Item 8.

      2.   Financial Statement Schedules.

           Schedule II Valuation and Qualifying Accounts contained on page 26.

           All other schedules are omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements and notes thereto.

      3.   Exhibits.

           See Item 14(c).

(b)   Reports on Form 8-K.

      We had no reports on Form 8-K filed during the last quarter of the fiscal year ended February 2, 2002.

(c)   Exhibits.

      Reference is made to the Index to Exhibits immediately preceding the exhibits thereto.



                                                  Schedule II

                                            Factory 2-U Stores, Inc.

                                        Valuation and Qualifying Accounts

                                       Fiscal Year Ended February 2, 2002

                                                  (in thousands)


                                                                       Additions
                                                      ---------------------------------------
                                       Balance at     Charged to     Charged to                   Balance at
                                       Beginning       Costs and       Other                        End of
Description                            of Period       Expenses      Accounts      Deductions       Period
-----------                            ----------     ----------     ----------    ----------     ----------

Fiscal year ended February 2, 2002
  Restructuring charge accrual          $     -        $ 21,231      $     -        $   (77)       $ 21,154





There were no valuation and qualifying accounts for fiscal years ended February 3, 2001 and January 29, 2000.

Index to Exhibits
-----------------

Exhibit
Number                                       Document
-------                                      --------

  2.1 Plan and Agreement of Merger dated June 18, 1998 between Family Bargain Corporation and General Textiles, Inc. (1)
  3.1       (i)   Restated Certificate of Incorporation
            (ii)  Bylaws (2)
  4.1 Junior Subordinated Note Agreement dated April 30, 1998 among General Textiles, American Endeavour Fund Limited and London Pacific Life & Annuity Company (1)
  4.2       Form of Warrant dated April 30, 1998 (1)
 10.1       Factory 2-U Stores, Inc. Employee Stock Purchase Plan (3)
 10.2       Amended and Restated Factory 2-U Stores, Inc. 1997 Stock Option
            Plan (4)
 10.3       Factory 2-U Stores, Inc. Employee Compensation Agreements (5)
 10.4       Financing Agreement between The CIT Group/Business Credit, Inc.
            (as Agent and a Lender) and Factory 2-U Stores, Inc. (as Borrower), dated as of March 3, 2000 (6)
 10.5 First Amendment to the Financing Agreement between The CIT Group/Business Credit, Inc. (as Agent and a Lender) and Factory
            2-U Stores, Inc. (as Borrower), dated as of March 3, 2000
 10.6 Amended Employment Agreement between Factory 2-U Stores, Inc. and Michael M. Searles (6)
 10.7 Second Amendment to the Financing Agreement between The CIT Group/Business Credit, Inc. (as Agent and a Lender) and Factory
            2-U Stores, Inc. (as Borrower), dated as of April 10, 2001
 10.8 Third Amendment to the Financing Agreement between The CIT Group/Business Credit, Inc. (as Agent and a Lender) and Factory
            2-U Stores, Inc. (as Borrower), dated as of April 9, 2002.
 23.1       Consent of Arthur Andersen LLP, Independent Public Accountants
  99        Letter to the United States Securities and Exchange Commission
            (re Arthur Andersen LLP)

--------------------------------------------------------------------------------

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

(2) Incorporated by reference to Registration Statement on Form S-1, No. 33-77488, filed with the SEC on April 7, 1994.

(3) Incorporated by reference to Registration Statement on Form S-8, No. 333-94123 filed with the SEC on January 5, 2000.

(4) Incorporated by reference to Registration Statement on Form S-8, No. 333-40682 filed with the SEC on June 30, 2000.

(5) Incorporated by reference to Registration Statement on Form S-8, No. 333-89267 filed with the SEC on October 19, 1999.

(6) Incorporated by reference to Form 10-K for the fiscal year ended January 29, 2000 filed with the SEC on April 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 FACTORY 2-U STORES, INC.




                                                 By:   /s/ Michael M. Searles
                                                 ----------------------------
                                                 Michael M. Searles
                                                 Chairman of the Board
Dated:  April 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Company and in the capacities and on the date indicated.

Signature                    Title                            Date
---------                    -----                            ----


/s/ Michael M. Searles       President, Chief Executive       April 18, 2002
----------------------       Officer and Director
Michael M. Searles           (Principal Executive Officer)


/s/ Douglas C. Felderman     Executive Vice President,        April 18, 2002
------------------------     Chief Financial Officer
Douglas C. Felderman         (Principal Financial and
                              Accounting Officer)

/s/ Willem de Vogel          Director                         April 18, 2002
-------------------
Willem de Vogel


/s/ Peter V. Handal          Director                         April 18, 2002
-------------------
Peter V. Handal


/s/ Ronald Rashkow           Director                         April 18, 2002
------------------
Ronald Rashkow


/s/ Wm. Robert Wright II     Director                         April 18, 2002
-------------------------
Wm. Robert Wright II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



         To Factory 2-U Stores, Inc.:

         We have audited the accompanying balance sheets of Factory 2-U Stores, Inc. (a Delaware corporation) as of February 2, 2002 and February 3, 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Factory 2-U Stores, Inc. as of February 2, 2002 and February 3, 2001 and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and supplementary data is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material aspects in relation to the basic financial statements taken as a whole.

         /s/ ARTHUR ANDERSEN LLP



         San Diego, California
         February 27, 2002


                          FACTORY 2-U STORES, INC.
                              Balance Sheet
                     (in thousands, except share data)


                                                     February 2,   February 3,
                                                        2002          2001
                                                     -----------   -----------
ASSETS
Current assets:
  Cash                                                $  17,390     $   4,739
  Merchandise inventory                                  54,860        52,444
  Accounts receivable, net                                2,013         3,160
  Prepaid expenses                                        6,357         4,716
  Deferred income taxes                                   3,553         2,503
                                                      ----------    ----------
      Total current assets                               84,173        67,562

Leasehold improvements and equipment, net                37,042        40,632
Deferred income taxes                                     7,182         4,992
Other assets                                              1,011         1,176
Excess of cost over net assets acquired, less
  amortization of $13,344 and $11,742, respectively      26,301        27,903
                                                      ----------    ----------
      Total assets                                    $ 155,709     $ 142,265
                                                      ==========    ==========







  The accompanying notes are an integal part of these financial statements.



                          FACTORY 2-U STORES, INC.
                               Balance Sheets
                     (in thousands, except share data)


                                                     February 2,   February 3,
                                                        2002          2001
                                                     -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                $   2,019     $   2,170
    and capital leases
  Accounts payable                                       36,271        25,194
  Taxes payable                                           3,332         8,144
  Accrued expenses                                       27,918        13,158
                                                      ----------    ----------
      Total current liabilities                          69,540        48,666

Revolving credit facility                                  -             -
Long-term debt                                            8,376         9,218
Other long-term obligations                               3,578         1,126
Deferred rent                                             3,649         3,518
                                                      ----------    ----------
      Total liabilities                                  85,143        62,528

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par value; 35,000,000                 128           127
    shares authorized and 12,842,146 shares
    and 12,759,304 shares issued and outstanding,
    respectively
  Stock subscription notes receivable                    (2,225)       (2,225)
  Additional paid-in capital                            121,370       119,646
  Accumulated deficit                                   (48,707)      (37,811)
                                                      ----------    ----------
      Total stockholders' equity                         70,566        79,737
                                                      ----------    ----------
      Total liabilities and stockholders' equity      $ 155,709     $ 142,265
                                                      ==========    ==========




    The accompanying notes are an integral part of these financial statements.




                          FACTORY 2-U STORES, INC.
                          Statements of Operations
                   (in thousands, except per share data)


                                                           Fiscal Year Ended
                                                           -----------------
                                               Februray 2,     February 3,      January 29,
                                                  2002            2001             2000
                                               -----------     -----------      -----------
Net sales                                       $ 580,460       $ 555,670        $ 421,391
Cost of sales                                     385,390         358,393          270,962
                                                ----------      ----------       ----------
    Gross profit                                  195,070         197,277          150,429
Selling and administrative expenses               188,272         154,379          119,951
  (exclusive of non-cash stock-based
   compensation expense shown below)
Pre-opening expenses                                3,086           5,371            3,273
Amortization of intangibles                         1,682           2,092            2,358
Restructuring charge                               18,360            -                -
Condemnation award                                   -             (1,240)            -
Stock-based compensation expense                      456           4,807            2,094
                                                ----------      ----------       ----------
    Operating income (loss)                       (16,786)         31,868           22,753
Interest expense, net                                 960           1,546            2,272
                                                ----------      ----------       ----------
Income (loss) before income taxes                 (17,746)         30,322           20,481
Income taxes (benefit)                             (6,850)          9,058            8,039
                                                ----------      ----------       ----------
Net income (loss)                               $ (10,896)      $  21,264        $  12,442
                                                ==========      ==========       ==========


Net income (loss) per share
  Basic                                         $   (0.85)      $    1.69        $    1.02
  Diluted                                       $   (0.85)      $    1.63        $    0.97

Weighted average common shares outstanding
  Basic                                            12,807          12,589           12,214
  Diluted                                          12,807          13,066           12,864








   The accompanying notes are an integral part of these financial statements.



                                                    FACTORY 2-U STORES, INC.
                                               Statements of Stockholders' Equity
                                                (in thousands, except share data)

                                                                           Stock
                                                                        Subscription   Additional
                                                    Common Stock           Notes         Paid-in     Accumulated
                                                 Shares      Amount      Receivable      Capital        Deficit         Total
                                                 ------      ------     ------------   ----------    -----------        -----
Balance at January 30, 1999                    12,106,175     $ 121       $ (4,087)     $ 103,248     $ (71,517)      $ 27,765

Issuance of common stock for exercise of
  stock options and warrants                      294,798         3              -          2,186             -          2,189
Compensation expense related to grant
  of stock options                                      -         -              -             83             -             83
Compensation expense related to stock option
  performance                                           -         -              -          2,094             -          2,094
Tax effect related to non-qualified stock options       -         -              -            972             -            972
Issuance of common stock to Board
  members as compensation                           4,750         -              -             87             -             87
Correction of prior year conversion                   173         -              -              -             -              -
Repurchase of warrants                                  -         -              -           (457)            -           (457)
Payments of notes receivable                            -         -          1,255              -             -          1,255
Cancellation of stock subscriptions receivable    (15,079)        -            122           (122)            -              -
Net income                                              -         -              -              -        12,442         12,442
                                               ----------     -----       ---------     ----------    ----------      ---------
Balance at January 29, 2000                    12,390,817       124         (2,710)       108,091       (59,075)        46,430
                                               ==========     =====       =========     ==========    ==========      =========
Issuance of common stock for exercise
  of stock options                                341,932         3              -          2,595             -          2,598
Compensation expense related to stock option
  performance                                           -         -              -          4,807             -          4,807
Tax effect related to non-qualified stock
  options                                               -         -              -          3,454             -          3,454
Issuance of common stock to Board members
  and management as compensation                   19,407         -              -            519             -            519
Issuance of common stock under
  employee stock purchase plan                      7,148         -              -            180             -            180
Payments of notes receivable                            -         -            485              -             -            485
Net income                                              -         -              -              -        21,264         21,264
                                               ----------     -----       ---------     ----------     ---------      ---------
Balance at February 3, 2001                    12,759,304       127         (2,225)       119,646       (37,811)        79,737
                                               ==========     =====       =========     ==========     =========      =========
Issuance of common stock for exercise
  of stock options                                 66,456         1              -            522             -            523
Compensation expense related to the removal
  of price hurdle for performance-based
  stock options                                         -         -              -            456             -            456
Tax effect related to non-qualified stock
  options                                               -         -              -            389             -            389
Issuance of common stock to Board members
  and management as compensation                    4,000         -              -            106             -            106
Issuance of common stock under
  employee stock purchase plan                     12,386         -              -            251             -            251
Net loss                                                -         -              -              -       (10,896)       (10,896)
                                               ----------     -----       ---------     ----------     ---------      ---------
Balance at February 2, 2002                    12,842,146     $ 128       $ (2,225)     $ 121,370      $(48,707)      $ 70,566
                                               ==========     =====       =========     ==========     =========      =========


  The accompanying notes are an integral part of these financial statements.




                                             FACTORY 2-U STORES, INC.
                                             Statements of Cash Flows
                                                  (in thousands)

                                                                                  Fiscal Year Ended
                                                                                  -----------------
                                                                   February 2,        February 3,        January 29,
                                                                      2002               2001               2000
                                                                   -----------        -----------        -----------
Cash flows from operating activities
  Net income (loss) from operating activities                      $ (10,896)         $  21,264           $  12,442
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Depreciation and amortization                                   14,773             13,594              10,354
      Loss on disposal of equipment                                      205                581                 796
      Deferred rent expense                                              264              1,098                 364
      Stock-based compensation expense                                   456              4,807               2,094
      Restructuring charge                                             4,922                  -                   -
      Changes in operating assets and liabilities
        Merchandise inventory                                         (5,286)           (17,396)             (3,695)
        Prepaid expenses and other assets                             (3,609)            (7,984)             (1,375)
        Accounts payable                                              11,077              5,200              (1,264)
        Accrued expenses and other liabilities                        14,967             (3,840)              4,808
                                                                   ----------        -----------         -----------
Net cash provided by operating activities                             26,873             17,324              24,524
                                                                   ----------        -----------         -----------

Cash flows used in investing activities
  Purchase of leasehold improvements and equipment                   (12,694)           (23,818)            (16,893)
                                                                   ----------        -----------         -----------
Net cash used in investing activities                                (12,694)           (23,818)            (16,893)
                                                                   ----------        -----------         -----------








                                                            (continued)







  The accompanying notes are an integral part of these financial statements.



                                             FACTORY 2-U STORES, INC.
                                             Statements of Cash Flows
                                                  (in thousands)

                                                                                  Fiscal Year Ended
                                                                                  -----------------
                                                                   February 2,        February 3,        January 29,
                                                                      2002               2001               2000
                                                                   -----------        -----------        -----------
Cash flows provided by (used in) financing activities
  Borrowings on revolving credit facility                             88,044            111,711            454,157
  Payments on revolving credit facility                              (88,044)          (111,711)          (456,000)
  Payments of long-term debt and capital lease obligations            (2,171)            (1,253)            (2,426)
  Proceeds from issuance of common stock, net                            160                180                  -
  Payments of deferred debt issuance costs                               (40)              (250)                 -
  Repurchase of warrants                                                   -                  -               (457)
  Proceeds from exercise of stock options and warrants                   523              2,598              2,189
  Payments of stock subscription notes receivable                          -                485              1,255
                                                                  -----------        ------------        -----------
Net cash provided by (used in) financing activities                   (1,528)             1,760             (1,282)
                                                                  -----------        ------------        -----------

Net increase (decrease) in cash                                       12,651             (4,734)             6,349
Cash at the beginning of the period                                    4,739              9,473              3,124
                                                                  -----------        ------------        -----------
Cash at the end of the period                                     $   17,390          $   4,739          $   9,473
                                                                  ===========        ============        ===========


Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                                      $      387          $     651          $   1,295
    Income taxes                                                  $    5,698          $   9,559          $   6,011


Supplemental disclosures of non-cash investing and
  financing activities
    Tax effect related to non-qualified stock options             $      389          $   3,454          $     972
    Issuance of common stock to board members and
      management as compensation                                  $      106          $     519          $      87


   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     We operate a chain of off-price retail apparel and housewares stores in Arizona, Arkansas, California, Idaho, Louisiana, Missouri, Nevada,
     New Mexico, Oklahoma, Oregon, Tennessee, Texas and Washington. We sell branded casual apparel for the family, as well as selected domestics and household merchandise at prices which generally are significantly lower than other discount stores. At February 2, 2002, we operated 279 stores under the name Factory 2-U.

     Fiscal Year

     Our fiscal year is based on a 52/53 week year ending on the Saturday nearest January 31. Fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 included 52 weeks, 53 weeks and 52 weeks, respectively. We define our fiscal year by the calendar year in which most of the activity occurs (e.g. the fiscal year ended February 2, 2002 is referred to as fiscal 2001).

     Merchandise Inventory

     Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. In addition, consistent with industry practice, we capitalize certain buying, warehousing, storage and transportation costs. At February 2, 2002 and February 3, 2001, such costs included in inventory were $4.6 million and $4.7 million, respectively.

     Leasehold Improvements and Equipment

     Leasehold improvements and equipment are stated at original cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments at the date of acquisition. We calculate depreciation and amortization using the straight-line method over the estimated useful lives as follows:

       Leasehold improvements           the shorter of the asset's useful life
                                        or the lease term, generally five years
       Furniture, fixtures and
         other equipment                three to five years

     Excess of Cost over Net Assets Acquired

     Excess of cost over net assets acquired ("goodwill") is amortized on a straight-line basis over 25 years. We assess the recoverability of goodwill by determining whether its balance can be recovered from the future undiscounted operating cash flows. The impairment, if any, is measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. See Recent Accounting Pronouncements.

     Comprehensive Income

     We have adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes the disclosure requirements for comprehensive income and its components within the financial statements. We had no items of comprehensive income for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

     Asset Impairment

     We assess potential asset impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying value of the asset exceeds the fair value of the asset. See Recent Accounting Pronouncements.

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

     Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 were approximately $20.9 million, $17.7 million and $12.3 million, respectively.

     Deferred Rent

     Rent expense under non-cancelable operating lease agreements is recorded on a straight-line basis over the life of the respective leases. The excess rent expense over rent paid is accounted for as deferred rent.

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

     Stock-based Compensation

     We have elected under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to continue using the intrinsic value method of accounting for employee stock- based compensation in accordance with Accounting Principles Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation expense is recognized only in the event that the exercise price of options granted is less than the market price of the underlying stock on the date of grant. The fair value method generally requires entities to recognize compensation expense over the vesting period of options based on the estimated fair value of the options granted. We have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation as required by SFAS No. 123.

     Income (Loss) per Share

     We compute income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings
     (loss) per share is computed based on the weighted average shares outstanding. Diluted income (loss) per share is computed based on the weighted average shares outstanding and potentially dilutive common stock equivalent shares. Approximately 147,000 shares of common stock equivalent shares are not included in the computation of diluted loss per share for fiscal 2001 because the effect would be anti-dilutive.

     Weighted average shares outstanding for each fiscal year are determined as follows:



                                                                 (in thousands)
                                                                 --------------
                                                          2001        2000       1999
                                                          ----        ----       ----
       Weighted average number of common shares
         outstanding                                    12,807      12,589     12,214
       Effect of dilutive securities:
         Warrants that are common stock equivalents        -            33         18
         Options that are common stock equivalents         -           444        632
                                                        ------      ------     ------
       Adjusted common shares outstanding used for
         diluted computations                           12,807      13,066     12,864
                                                        ======      ======     ======


     Use of Estimates

     Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the with generally accepted accounting principles in the United States. Actual results could differ from those estimates.

     Reclassifications

     Certain prior period amounts have been reclassified to conform their presentation to the fiscal 2001 financial statements.

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. We implemented SFAS No. 141 on July 1, 2001 and SFAS No. 142 at the beginning of our next fiscal year, February 3, 2002. We have evaluated the impact of the adoption of these standards and have determined, other than the non-amortization of goodwill, that their adoption will not have a material impact on our financial position or results of operations.

     Goodwill amortization was $1.6 million for each of the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000. Commencing February 3, 2002, goodwill will no longer be amortized.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

     Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.


2.   RESTRUCTURING CHARGE

     In January 2002, we recorded a restructuring charge of $21.2 million in conjunction with the decision to close 28 under-performing stores, as well as, the realignment of our field organization and workforce reductions. The purpose of these restructuring initiatives is to improve store profitability, streamline field operations, reduce costs and improve efficiency. We believe this plan will improve our earnings for fiscal 2002 and beyond.

     The charge and the related liability are recognized in accordance with the Emerging Issues Task Force ("EITF") No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF No. 94-3 provides specific requirements as to the appropriate recognition of costs associated with employee termination and other exit costs.

     Employee termination costs are recognized when, prior to the date of the financial statements, management having the appropriate level of authority to involuntarily terminate employees approves and commits us to the plan of termination and establishes the benefits that current employees will receive upon termination and the benefit is communicated to employees. Other exit costs are costs resulting from an exit plan that are not associated with or that do not benefit activities that will be continued.

     The components of the restructuring charge are computed based on our estimate of the realizable value of the affected tangible assets including non-cash fixed asset write-downs and inventory liquidation costs and estimated exit costs including primarily lease termination or sublease costs, employee severance based on existing severance policies and local laws. The restructuring charge is described in more detail in the following table.

     Prior to February 2, 2002, we adopted a plan to close 28 under-performing stores, terminate approximately 400 employees and liquidate the inventory of the stores through going-out-of-business sales. We expect to close the majority of these locations by the end of April 2002. Additionally, we plan to buy out the remaining store leases, which range from three to ten years. Employee terminations and severance will be paid as the stores are closed.


                                                              (in thousands)
                                                              --------------
       Lease termination costs                                    $  13,724
       Inventory liquidation costs (non-cash)*                        2,870
       fixed asset write-downs (non-cash)**                           2,052
       Employee termination costs                                     1,206
       Other cash costs                                               1,379
                                                              --------------
                                                                  $  21,231
                                                              ==============

       * Non-cash inventory liquidation costs of $2.9 million is recorded as a component of cost of sales.
       ** Non-cash fixed asset write-downs of $2.1 million is recorded as a valuation allowance for leasehold improvements and equipment.





       The balance of liability related to the restructuring charge at February 2, 2002 is as follows:


                                                                       (in thousands)
                                                                       --------------

                                                                                        Balance at
                                                      Restructuring        Cash         February 2,
                                                         Charge          Payments          2002
                                                     ----------------  -------------  --------------
         Lease termination costs                       $      13,724    $      -       $     13,724
         Inventory liquidation costs (non-cash)                2,870           -              2,870
         Fixed asset write-downs (non-cash)                    2,052           -              2,052
         Employee termination costs                            1,206          (47)            1,159
         Other cash costs                                      1,379          (30)            1,349
                                                     ----------------  -------------  --------------
                                                       $      21,231    $     (77)     $     21,154
                                                     ================  =============  ==============



3.   LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     Leasehold improvements and equipment consist of the following:



                                                         (in thousands)
                                                         --------------

                                                  February 2,        February 3,
                                                     2002               2001
                                                  -----------        -----------
       Furniture, fixtures and equipment          $   57,971         $   53,561
       Leasehold improvements                         13,683             11,295
       Automobiles                                       823                645
       Equipment under capital leases                  3,153                678
                                                  -----------        -----------
                                                      75,630             66,179
       Less:  accumulated depreciation, amortization
              and valuation allowance                (38,588)           (25,547)
                                                  -----------        -----------
                                                  $   37,042         $   40,632
                                                  ===========        ===========


4.   ACCRUED EXPENSES

     Accrued expenses consist of the following:



                                                          (in thousands)
                                                          --------------
                                                  February 2,        February 3,
                                                     2002               2001
                                                  -----------        -----------
       Accrued compensation and related costs      $   4,554          $   6,287
       Accrued restructuring charge                   12,653               -
       Other accrued expenses                         10,711              6,871
                                                  -----------        -----------
                                                   $  27,918          $  13,158
                                                  ===========        ===========



5.   LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

     Long-term debt and revolving credit facility consist of the following:



                                                         (in thousands)
                                                         --------------
                                                  February 2,        February 3,
                                                     2002               2001
                                                  -----------        -----------
       Junior subordinated notes,                  $  10,376          $  11,218
         non-interest bearing, discounted at
         a rate of 10%, principal payments in
         annual installments ranging from
         $2.0 million to $3.0 million, final
         balloon payment of $5.3 million due
         May 2005
       Less current maturities                        (2,000)            (2,000)
                                                  -----------        -----------
       Long-term debt, net of current maturities   $   8,376          $   9,218
                                                  ===========        ===========

       Revolving credit facility                   $    -             $     -
                                                  ===========        ===========


     Revolving Credit Facility

     We have a $50.0 million revolving credit facility, under which we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined. The credit facility was amended on April 9, 2002 to increase our $5.0 million sub- facility for letters of credit to $10.0 million. As of February 2, 2002, interest on the credit facility was at the prime rate, or at our election, LIBOR plus 1.50%. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.50% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 2.50%. The credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory and requires us to maintain specified levels of tangible net worth in the event that our borrowing availability is less than $7.5 million.

     At February 2, 2002, we were in compliance with all financial and tangible net worth covenants, as defined. At February 2, 2002, based on eligible inventory and accounts receivable, we were eligible to borrow $40.1 million under the credit facility with no outstanding borrowings; and we had a $1.0 million standby letter of credit outstanding.

     The interest rates on the revolving credit facility range from 4.75% to 8.00% for the fiscal year ended February 2, 2002 and from 7.90% to 9.50% for the fiscal year ended February 3, 2001.

     Junior Subordinated Notes

     The Junior Subordinated Notes are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of February 3, 2002, the Junior Subordinated Notes had a face value of $13.3 million and a related unamortized discount of $2.9 million, resulting in a net carrying value of $10.4 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the Junior Subordinated Notes of $2.0 million in December 2001. Additional principal payments are scheduled on December 31, 2002 ($2.0 million), on December 31, 2003 and December 31, 2004
     ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).


 6.  INCOME TAXES

     Significant components of income taxes (benefit) are as follows:



                                                      (in thousands)
                                                      --------------
                                                        Fiscal Year
                                                        -----------
                                               2002        2001        2000
                                            ----------  ----------  ----------
       Federal income taxes (benefit)
         Current                            $  (3,069)  $  11,249   $   6,592
         Deferred                              (2,754)     (3,596)       (302)
                                            ----------  ----------  ----------
                                               (5,823)      7,653       6,290
                                            ----------  ----------  ----------

       State income taxes (benefit)
         Current                                 (541)      2,088       1,822
         Deferred                                (486)       (683)        (73)
                                            ----------  ----------  ----------
                                               (1,027)      1,405       1,749
                                            ----------  ----------  ----------
                                            $  (6,850)  $   9,058   $   8,039
                                            ==========  ==========  ==========


      The principal temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:



                                                         (in thousands)
                                                         --------------
                                                  February 2,      February 3,
                                                     2002             2001
                                                  -----------      -----------
        Deferred tax assets
          Net operating loss carryforwards         $   7,644        $   8,409
          Compensated absences and bonuses             2,719            2,696
          Deferred rent                                1,807            1,695
          Closed store accrual                           299              229
          Excess of tax over book inventory            1,649              875
          Accrued expenses                             7,552              762
          Fixed assets                                   313               -
          Other                                          748            1,080
                                                  -----------      -----------
          Total gross deferred tax assets             22,731           15,746
          Less:  valuation allowance                  (7,647)          (7,647)
                                                  -----------      -----------
          Net deferred tax assets                     15,084            8,099
                                                  -----------      -----------

        Deferred tax liabilities
          Leasehold improvements and equipment,           -               604
            principally due to differences in
            depreciation recognized on fixed assets
          Tax basis difference                         4,349               -
                                                  -----------      -----------
          Deferred tax liabilities                     4,349              604
                                                  -----------      -----------
        Net deferred tax asset                     $  10,735        $   7,495
                                                  ===========      ===========



      We have established a valuation allowance because we are uncertain when we may realize the benefits of our deferred tax assets and annual limitations on the usage of net operating loss carryforwards.

      The difference between the expected income taxes (benefit) computed by applying the U.S. federal income tax rate of 35% to net income (loss) from continuing operations for each of the fiscal years 2001, 2000 and 1999, and actual taxes (benefit) is a result of the following:


                                                               (in thousands)
                                                               --------------
                                                       2001         2000        1999
                                                    ---------    ---------    --------
        Computed "expected" taxes (benefit)         $ (6,211)    $ 10,612     $  7,168
        Amortization of goodwill                         656          656          657
        Change in valuation allowance                    -         (3,064)        (784)
        Business credits                                (238)         (86)         (52)
        State income taxes, net of federal income     (1,064)       1,819        1,059
          tax credit
        Refund of taxes                                  -           (900)         -
        Other, net                                         7           21           (9)
                                                    ---------    ---------    ---------
                                                    $ (6,850)    $  9,058     $  8,039
                                                    =========    =========    =========


     At February 2, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $21.8 million that expire starting in fiscal 2012. These losses are limited under Section 382 of the Internal Revenue Code due to prior ownership changes.


7.   LEASE COMMITMENTS

     We operate retail stores, distribution centers and administrative offices under various operating leases. Total rent expense was approximately
     $40.7 million, $29.9 million and $22.0 million, including contingent rent expense of approximately $228,000, $435,000 and $447,000, for fiscal years ended February 2, 2002, February 3, 2001 and January 29, 1999, respectively.

     Rent expense is recorded on a straight-line basis over the life of the lease. For fiscal 2001, 2000 and 1999, rent expense charged to operations exceeded cash payment requirements by approximately $264,000, $1.1 million and $364,000, respectively, and resulted in an increase to the deferred rent liability for the same amount.

     We are also obligated under various capital leases for equipment that expire at various dates during the next two years. Equipment and related accumulated depreciation recorded under capital leases are as follows:



                                                        (in thousands)
                                                        --------------
                                                February 2,          February 3,
                                                   2002                 2001
                                                -----------          -----------
       Equipment                                 $    584             $    678
       Less: accumulated depreciation                (575)                (508)
                                                -----------          -----------
                                                 $      9             $    170
                                                ===========          ===========



       At February 2, 2002, the future minimum lease payments under capital leases and operating leases with remaining non-cancelable terms are as follows:



                                                         (in thousands)
                                                         --------------
                                                   Capital         Operating
                                                   Leases            Leases
                                                   --------        ---------
         Fiscal year:
           2002                                    $    20         $  32,285
           2003                                         -             30,792
           2004                                         -             27,187
           2005                                         -             20,325
           2006                                         -             13,905
           Thereafter                                   -             27,065
                                                   --------        ---------
           Total minimum lease payments                 20         $ 151,559
                                                                   =========
           Less: amount representing interest
                   at 9.5%                              (1)
                                                   --------
           Present value of capital lease
             obligation                                 19
           Less: current maturities                    (19)
                                                   --------
           Long-term capital lease obligation      $    -
                                                   ========


8.   STOCKHOLDERS' EQUITY

     We have 35,000,000 shares of common stock authorized for issuance at a par value of $0.01 per share. At February 2, 2002, we have reserved 1,491,950 shares of common stock for issuance in connection with our stock option plan and 330,438 shares for issuance under the employee stock purchase plan.

     We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Currently, we are contractually prohibited from paying cash dividends on the common stock under the terms of our existing revolving credit facility without the consent of the lender.

     At February 2, 2002, the outstanding stock subscription notes receivable balance was $2.2 million. All outstanding stock subscription notes receivable are due from members of our management with a five-year term maturing in different dates and have an interest rate of 8%.


9.   STOCK OPTIONS AND WARRANTS

     At February 2, 2002, warrants to purchase 82,690 common shares were outstanding. These warrants have an exercise price of $19.91 and expire in May 2005.

     We have a stock option plan, the Amended and Restated Factory 2-U Stores, Inc. 1997 Stock Option Plan. Options may be granted as incentive or nonqualified stock options. We may grant up to 2,157,980 options under this Plan. The options are issued at fair market value with exercise prices equal to our stock price on the date of grant. Options vest over three to five years; are exercisable in whole or in installments; and expire from five to ten years from the date of grant.

     Our Board of Directors has granted stock options to members of the Board and to our management. A summary of our stock option activity and related information is as follows:



                                              Number of       Weighed average
                                               options        exercise price
                                             -----------     -----------------
       Balance at January 30, 1999            1,324,897        $       7.00
       Granted                                  454,232               17.93
       Exercised                               (257,482)               6.90
       Canceled                                (141,209)               7.86
                                             -----------     -----------------
       Balance at January 29, 2000            1,380,438               10.53
       Granted                                  335,584               28.35
       Exercised                               (341,932)               7.60
       Canceled                                 (88,658)              16.85
                                             -----------     -----------------
       Balance at  February 3, 2001           1,285,432               15.52
       Granted                                  238,323               20.64
       Exercised                                (66,456)               7.90
       Canceled                                 (41,141)              24.38
                                             -----------     -----------------
       Balance at February 2, 2002            1,416,158        $      16.49
                                             ===========     =================
       Exercisable at February 2, 2002          676,297        $      12.25


     The following table summarizes information about the stock options outstanding at February 2, 2002:



                                        Weighted -
                                          average      Weighted-                      Weighted-
                          Number of     contractual     average       Number of        average
       Range of            options         life         exercise       options        exercise
   exercise prices       outstanding      (Years)        price       exercisable        price
---------------------------------------------------------------------------------------------------
   $ 0.00 - $ 4.23              754          0.8       $    4.15            754        $   4.15
   $ 4.23 - $ 8.45          519,113          2.5       $    6.95        437,035        $   6.94
   $ 8.45 - $12.68          149,184          7.0       $   12.08         55,297        $  12.05
   $12.68 - $16.90          119,560          8.0       $   15.04         28,500        $  15.16
   $16.90 - $21.13          148,410          7.7       $   20.60         10,500        $  19.51
   $21.13 - $25.35          169,158          7.7       $   24.23         40,279        $  24.05
   $25.35 - $29.58          249,736          5.8       $   27.29         83,886        $  26.72
   $29.58 - $33.80           18,993          6.0       $   32.12          5,396        $  31.98
   $33.80 - $38.03           31,750          6.5       $   36.79          9,950        $  37.06
   $38.03 - $42.25            9,500          5.1       $   40.62          4,700        $  41.32
                       ----------------------------------------------------------------------------
                          1,416,158          5.3       $   16.49        676,297        $  12.25
                          =========                                     =======


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

     In May 2001, we removed the market price hurdle of $49.78 for 19,361 stock options held by a former Executive Vice President who retired in August 2001. As a result of the removal of the market price hurdle, we recorded non-cash stock-based compensation expense of $456,000. As of February 2, 2002, there were 45,918 stock options outstanding that would have become exercisable if our Common Stock had achieved and maintained a price of $49.78 for 60 consecutive trading days. Of these 45,918 stock options, 36,125 will expire in April 2002; and based on historical and current market price there are only 9,793 stock options remaining that may cause us to record non-cash compensation expense in the minimum amount of $410,000 if the market price hurdle of $49.78 has been achieved and maintained for 60 consecutive trading days.

     Had compensation cost for stock options awarded under this plan been determined consistent with SFAS No. 123, our net income and earnings per share would have reflected the following pro forma amounts:


                                                  (in thousands, except per share data)
                                                  -------------------------------------
                                                                Fiscal Year
                                                                -----------
                                                           2001       2000       1999
                                                           ----       ----       ----
       Net income (loss)                  As reported   $ (10,896)  $ 21,264  $ 12,442
                                          Pro forma     $ (16,773)  $ 18,759  $ 11,485
       Basic earnings (loss) per share    As reported   $   (0.85)  $   1.69  $   1.02
                                          Pro forma     $   (1.31)  $   1.49  $   0.94
       Diluted earnings (loss) per share  As reported   $   (0.85)  $   1.63  $   0.97
                                          Pro forma     $   (1.31)  $   1.44  $   0.89



     The Black-Scholes option valuation model was developed for use inestimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because our employee stock-based compensation plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

     The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions: (i) expected dividend yield of 0.00%, (ii) expected volatility of 96.86%, 98.75% and 103.33% for fiscal 2001, 2000 and 1999, respectively, (iii) expected life of nine years for fiscal 2001, seven years for fiscal 2000 and three to five years for fiscal 1999, and (iv) risk-free interest rate of 5.71%, 5.01% and 6.68% for fiscal 2001, 2000 and 1999, respectively.


9.   EMPLOYEE BENEFITS

     We sponsor a defined contribution plan, qualified under Internal Revenue Code Section 401(k), for the benefit of employees who have completed twelve months of service and who work a minimum of 1,000 hours during that twelve month period. We make a matching contribution equal to 20% of participating employees' voluntary contributions. Participants may contribute from 1% to 15% of their compensation annually, subject to IRS limitations. We contributed approximately $232,000, $208,000 and $199,000 in fiscal 2001, 2000 and 1999, respectively.

     We also sponsor the Factory 2-U Stores, Inc. Employee Stock Purchase Plan which allows eligible employees to acquire shares of our Common Stock at a discount from market price, at periodic intervals, paid for with accumulated payroll deductions. The discount is 15% of the lower of the market price per share as quoted on the NASDAQ National Market on the first and last day of an offering period. The Plan will terminate when all 350,000 shares available for issuance under the Plan are sold although the Plan may be terminated earlier by us at any time. As of February 2, 2002, eligible employees had purchased 19,562 shares of our Common Stock under the Plan.

11.  LEGAL MATTERS, COMMITMENTS AND CONTINGENCIES

     On December 15, 2000, Pamela Jean O'Hara ("O'Hara"), a former employee in our Alameda, California store, filed a lawsuit against us entitled
     "Pamela Jean O'Hara, Plaintiff, vs. Factory 2-U Stores, Inc., et al., Defendants", Case No. 834123-5, in the Superior Court of the State of California for the County of Alameda (the "O'Hara Lawsuit"). On August 2, 2001, O'Hara and four other former employees in our Alameda store, filed a Second Amended Complaint in the O'Hara Lawsuit.

     The Second Amended Complaint in the O'Hara Lawsuit alleges that we violate the California Labor Code and Industrial Wage Commission Orders, as well as the California Unfair Competition Act, by failing to pay overtime to the plaintiffs. Plaintiffs purport to bring this action on behalf of themselves and all other store managers, assistant store managers and other undescribed "similarly-situated employees" in our California stores from December 15, 1996 to present. The Second Amended Complaint seeks compensatory damages, interest, penalties, attorneys' fees, and disgorged profits, all in unspecified amounts. The Second Amended Complaint also seeks injunctive relief requiring payment of overtime to "non-exempt" employees. On September 4, 2001, we filed an answer in which we denied the material allegations of the Second Amended Complaint.

     Pursuant to an Order dated December 3, 2001, the Court in the O'Hara Lawsuit granted Plaintiff's motion for certification of two plaintiff classes: (1) all person who have been employed as assistant store managers at one of our California stores at any time after December 15, 1996, and who worked hours which would have entitled them to overtime had they not been exempt employees; and (2) all persons who have been employed as store managers at one of our California stores at any time after December 15, 1995, and who worked hours which would have entitled them to overtime had they not been exempt employees. We have made a settlement offer to each member of the two plaintiffs classes, pursuant to which we offered to pay $1,000 for each year of service (or a pro rata portion of each partial year) after December 15, 1996 and between February 1, 2002 in exchange for a release of all overtime claims. Approximately 264 members of the plaintiff classes who received notice of the settlement offer in the mail have accepted this offer. The settlement offer has been mailed again to approximately 129 members of the plaintiff classes whose first mailing notices of the settlement offer were returned as undeliverable. Those individuals have until April 26, 2002, to accept the settlement offer.

     The Court has scheduled the trial for July 22, 2002.

     Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the O'Hara Lawsuit and we are vigorously defending against it. If the O'Hara Lawsuit is decided adversely, the potential exposure could be material to our results of operations for the year in which the case is ultimately decided.

     We are subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of our management, based in part on the advice of legal counsel, the ultimate disposition of these current matters will not have a material adverse effect on our financial position or results of operations.

     We have entered into an employment contract with one of our officers, which defines his duties and compensation and which could provide severance in the event of his termination of employment.

12.  RELATED PARTY TRANSACTIONS

     In March 1997, we entered into an agreement with Three Cities Research, Inc. ("TCR") engaging TCR to act as financial advisor to us. Under this agreement, we pay TCR an annual fee of $50,000 and reimburse TCR for all of its out-of-pocket expenses incurred for services rendered, up to an aggregate of $50,000 annually. We reimbursed TCR for out-of-pocket expenses in the approximate amounts of $34,000, $37,000 and $46,000 during fiscal 2001, 2000 and 1999, respectively. TCR controls approximately 24% of our outstanding common stock and certain principals of TCR are members of our Board of Directors.


13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results of operations for fiscal 2001 and 2000 were as follows:



                                          (in thousands, except per share data)
                                          ------------------------------------
                                   First        Second          Third         Fourth
                                  Quarter       Quarter        Quarter       Quarter
                                 ---------     ---------      ---------     ---------
       Fiscal 2001
       -----------
       Net sales                 $125,824      $139,254       $145,568      $169,814
       Gross profit                41,759        49,820         50,260        53,231
       Operating income (loss)     (2,165)          113           (216)      (14,518)
       Net loss                    (1,448)         (195)          (324)       (8,929)

       Earnings (loss) per share
         Basic                   $  (0.11)     $  (0.02)      $  (0.03)     $  (0.70)
         Diluted                 $  (0.11)     $  (0.02)      $  (0.03)     $  (0.70)



                                           (in thousands, except per share data)
                                           -------------------------------------
                                    First       Second          Third        Fourth
                                   Quarter      Quarter        Quarter      Quarter*
                                 ----------    ---------      ---------    ----------
       Fiscal 2000
       -----------
       Net sales                 $108,375      $116,678       $136,831      $193,786
       Gross profit                38,225        42,135         48,957        67,960
       Operating income             3,092         3,289          6,112        19,375
       Net income                   1,602         1,661          5,836        12,165

       Earnings per share
         Basic                   $   0.13      $   0.13       $   0.46      $   0.95
         Diluted                 $   0.12      $   0.13       $   0.44      $   0.92


       * 14-week fiscal quarter


      As a result of rounding differences, total amounts disclosed in the Statements of Operations may not agree to the sum of the amounts disclosed above for the four quarters.