Form 10-Q
period 2002-05-04
FACTORY 2 U STORES INC
filed 2002-06-13
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 4, 2002
                                        -----------

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

The number of shares outstanding of the registrant's common stock, as of June 12, 2002 was 12,949,124 shares.

                            FACTORY 2-U STORES, INC.

              FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Factory 2-U Stores, Inc. Balance Sheets as of May 4, 2002, May 5, 2001
         (Unaudited) and February 2, 2002....................................F-1

         Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
         13 weeks ended May 4, 2002 and May 5, 2001 ........................ F-3

         Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
         13 weeks ended May 4, 2002 and May 5, 2001 .........................F-4

         Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited) .F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................10
Item 2.  Changes in Securities and Use of Proceeds............................10
Item 3.  Defaults Upon Senior Securities......................................10
Item 4.  Submission of Matters to a Vote of Security Holders..................10
Item 5.  Other Information....................................................10
Item 6.  Exhibits and Reports on Form 8-K.....................................10
Signatures....................................................................11

                                     PART I

Item 1.   Financial Statements

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                 (in thousands, except share and per share data)


                                                May 4,             May 5,          February 2,
                                                 2002               2001              2002
                                             -----------        -----------        -----------
                                             (Unaudited)        (Unaudited)
ASSETS
Current assets:
  Cash                                        $  8,360           $  5,676           $ 17,390
  Merchandise inventory                         64,369             67,282             54,860
  Accounts receivable                            1,014              2,235              2,013
  Prepaid expenses                               6,832              6,474              6,357
  Deferred income taxes                          3,553              2,503              3,553
                                             -----------        -----------        -----------
    Total current assets                        84,128             84,170             84,173

Leasehold improvements and equipment, net       34,771             41,465             37,042
Deferred income taxes                            7,182              4,992              7,182
Other assets                                     1,006              1,146              1,011
Excess of cost over net assets acquired,
less accumulated amortization of $13,344,
$12,142 and $13,344, respectively               26,301             27,503             26,301
                                             -----------        -----------        -----------
    Total assets                              $153,388           $159,276           $155,709
                                             ===========        ===========        ===========






















  The accompanying notes are an integral part of these financial statements.


                                   (continued)

                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                 (in thousands, except share and per share data)
                                   (continued)


                                                May 4,              May 5,           February 2,
                                                 2002                2001                2002
                                             -----------         -----------         -----------
                                             (Unaudited)         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt
    and capital leases                       $   2,004           $   2,141           $   2,019
  Accounts payable                              37,230              46,181              36,271
  Taxes payable                                    690               2,057               3,332
  Accrued expenses                              29,729              13,043              27,918
                                             -----------         -----------        ------------
    Total current liabilities                   69,653              63,422              69,540

Revolving credit facility                         -                  3,200                -
Long-term debt                                   8,638               9,501               8,376
Other long-term obligations                      3,578               1,099               3,578
Deferred rent                                    3,263               3,582               3,649
                                             -----------         -----------        ------------
    Total liabilities                           85,132              80,804              85,143
                                             -----------         -----------        ------------



Stockholders' equity:
  Common stock, $0.01 par value; 35,000,000
    shares authorized and 12,943,137 shares,
    12,775,567 shares and 12,842,146 shares
    issued and outstanding, respectively           129                 128                128
  Stock subscription notes receivable           (2,149)             (2,225)            (2,225)
  Additional paid-in capital                   122,124             119,828            121,370
  Accumulated deficit                          (51,848)            (39,259)           (48,707)
                                             -----------         -----------        -----------
    Total stockholders' equity                  68,256              78,472             70,566
                                             -----------         -----------        -----------

    Total liabilities and stockholders'
      equity                                 $ 153,388           $ 159,276          $ 155,709
                                             ===========         ===========        ===========








  The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                        13 Weeks Ended
                                                        --------------
                                                     May 4,           May 5,
                                                      2002             2001
                                                  -----------      -----------
Net sales                                          $ 116,951        $ 125,824
Cost of sales                                         75,793           84,065
                                                  -----------      -----------
  Gross profit                                        41,158           41,759

Selling and administrative expenses                   45,698           42,647
Pre-opening and closing expenses                         437              854
Amortization of intangibles                             -                 423
                                                  -----------      -----------
  Operating loss                                      (4,977)          (2,165)

Interest expense, net                                    258              331
                                                  ------------     -----------
Loss before income taxes                              (5,235)          (2,496)
Income tax benefit                                    (2,094)          (1,048)
                                                  ------------     -----------
Net loss                                           $  (3,141)       $  (1,448)
                                                  ============     ===========



Loss per share
  Basic                                            $   (0.24)       $   (0.11)
  Diluted                                          $   (0.24)       $   (0.11)


Weighted average common shares outstanding
  Basic                                               12,903           12,769
  Diluted                                             12,903           12,769









  The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                        13 Weeks Ended
                                                        --------------
                                                     May 4,           May 5,
                                                      2002             2001
                                                  -----------      -----------
Cash flows from operating activities
  Loss from operating activities                   $  (3,141)       $  (1,448)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                    3,757            3,939
      Loss on disposal of equipment                       41               71
      Deferred rent expense                             (386)             106
      Changes in operating assets and liabilities
        Merchandise inventory                         (9,509)         (14,838)
        Prepaid expenses and other assets                536             (821)
        Accounts payable                                 958           20,987
        Accrued expenses and other liabilities        (1,506)          (6,628)
                                                  -----------      -----------
Net cash provided by (used in) operating
  activities                                          (9,250)           1,368
                                                  -----------      -----------

Cash flows from investing activities
  Purchase of leasehold improvements and
    equipment                                           (538)         (3,691)
                                                  -----------      -----------
Net cash used in investing activities                   (538)         (3,691)
                                                  -----------      -----------
Cash flows from financing activities
  Borrowings on revolving credit facility               -             20,472
  Payments on revolving credit facility                 -            (17,272)
  Payments on long-term debt and capital lease
    obligations                                         (115)            (46)
  Payment of deferred debt issuance costs                (40)            (40)
  Proceeds from exercise of stock options                737             146
  Payments of stock subscription notes
    receivable                                            76            -
                                                  -----------      -----------
Net cash provided by financing activities                758           3,260
                                                  -----------      -----------

Net increase (decrease) in cash                       (9,030)            937
Cash at the beginning of the period                   17,390           4,739
                                                  -----------      -----------
Cash at the end of the period                       $   8,360        $  5,676
                                                  ===========      ===========


Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                       $      38        $     60
    Income taxes                                   $   1,102        $  5,518

Supplemental disclosure of non-cash financing activities
    Issuance of common stock to board members
      as compensation                              $      17        $     38



  The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements
                                   (Unaudited)


(1)      Unaudited Interim Financial Statements

         The accompanying unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended February 2, 2002 included in our Form 10-K as filed with the Securities and Exchange Commission.

         We believe that the unaudited financial statements as of and for the 13 weeks ended May 4, 2002 and May 5, 2001 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

(2)      Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe the adoption of this statement will have a material impact on our financial position or results of operations.

         Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on our financial position or results of operations.

 (3)     Restructuring Charge

         In January 2002, we recorded a restructuring charge of $21.2 million in conjunction with the decision to close 28 under-performing stores, as well as the realignment of our field organization and workforce reductions. The purpose of these restructuring initiatives is to improve store profitability, streamline field operations, reduce costs and improve efficiency. We believe this plan will improve our earnings for fiscal year 2002 and beyond.

         As of June 4, 2002, we had closed 24 of the 28 under-performing stores and have substantially completed the realignment of our field organization and workforce reductions. The balance of the liability related to the restructuring charge at May 4, 2002, was as follows:



                                                  Balance at                                    Balance at
                                                 February 2,         Cash        Non-cash         May 4,
(in thousands)                                       2002          Payments       Charges          2002
--------------                                   ------------    -----------   ------------    ------------
Lease termination costs*                           $ 13,724        $  (418)      $    290        $  13,596
Inventory liquidation costs (non-cash)                2,870           -            (1,309)           1,561
Fixed asset write-downs (non-cash)                    2,052           -            (1,390)             662
Employee termination costs                            1,159           (745)           -                414
Other cash costs                                      1,349           (620)           -                729
                                                 ------------    -----------   ------------    ------------
                                                   $ 21,154        $(1,783)      $ (2,409)       $  16,962
                                                 ------------    -----------   ------------    ------------




* The non-cash charge portion represents deferred rent adjustment.


 (4)     Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"
         ----------------------------------------------------------------

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset.

         As required, we adopted SFAS No. 142 on February 3, 2002 and eliminated the amortization of goodwill accordingly. The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the 13-week period ended May 5, 2001 (in thousands, except per share data):



                                                        13 Weeks Ended
                                                        --------------
                                                May 4, 2002         May 5, 2001
                                                -----------         -----------
Reported net loss                                $ (3,141)           $ (1,448)
Add back goodwill amortization, net of tax           -                    232
                                                -----------         -----------
Adjusted net loss                                $ (3,141)           $ (1,216)
                                                -----------         -----------

Basic and diluted net loss per common share
Reported net loss                                $  (0.24)           $  (0.11)
Goodwill amortization, net of tax                $   -               $   0.01
Adjusted net loss                                 $  (0.24)           $  (0.10)



 (5)     Revolving Credit Facility

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

         At May 4, 2002, based on eligible inventory and accounts receivable, we were eligible to borrow $48.1 million under the revolving credit facility; and we were in compliance with all financial and tangible net worth covenants, as defined. At May 4, 2002, we had no outstanding borrowings; and we had a $3.5 million standby letter of credit outstanding.

(6)      Long-Term Debt

         Our long-term debt consists of Junior Subordinated Notes, which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of May 4, 2002, the Junior Subordinated Notes had a face value of $13.3 million and a related unamortized discount of $2.7 million, resulting in a net carrying value of $10.6 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the Junior Subordinated Notes of $2.0 million in December 2001. Additional principal payments are scheduled on December 31, 2002 ($2.0 million), December 31, 2003 and December 31, 2004 ($3.0 million) and on May 28, 2005 ($5.3 million).

(7)      Income (loss) per Share

         We compute income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding and potentially dilutive common equivalent shares.

         Common equivalent shares are not included in the computation of diluted loss per share for the 13 weeks ended May 4, 2002 and May 5, 2001 because the effect would be anti-dilutive.

         The following table sets forth the computation of loss per share for the periods indicated:



                                                        13 Weeks Ended
                                                        --------------
                                                May 4, 2002         May 5, 2001
                                                -----------         -----------
Net loss                                         $ (3,141)           $ (1,448)


Weighted average number of common shares
  outstanding                                      12,903              12,769

Effect of dilutive securities
  Warrants that are common stock equivalents         -                   -
  Options that are common stock equivalents          -                   -
                                                -----------         -----------
Adjusted common shares outstanding used for
  diluted computation                              12,903              12,769
                                                ===========         ===========

Loss per share
  Basic                                          $  (0.24)           $  (0.11)
  Diluted                                        $  (0.24)           $  (0.11)


(8)      Provision for Income Taxes

         Based on our estimated effective tax rate for the entire fiscal year, which is subject to ongoing review and evaluation, we recorded a $2.1 million income tax benefit for the 13 weeks ended May 4, 2002.

(9)      Stock Options and Warrants

         As of May 4, 2002, we had outstanding options to purchase 1,288,921 shares of our common stock. Included in these outstanding stock options are 9,793 performance-based options, which will become exercisable if the market price hurdle of $49.78 has been achieved and maintained for 60 consecutive days. Should this occur, we will incur a non-cash compensation expense in the minimum amount of $410,000. These performance-based options will expire on various dates through April 29, 2003.

         At May 4, 2002, warrants to purchase 82,690 shares of our common stock were outstanding. These warrants have an exercise price of $19.91 and expire May 2005.

(10)     Contingencies
         --------------

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

General

As of May 4, 2002, we operated 256 stores compared to 251 stores as of May 5, 2001. We opened 5 new stores and closed 28 stores during the 13-week period ended May 4, 2002. For the same period last year, we opened 9 new stores and closed 1 store.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, we must make estimates in the following areas:

o Inventory valuation. Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method ("RIM") on a first-in, first-out basis. Under the RIM, the valuation of inventory at cost and the resulting gross margin are calculated by applying a computed cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory.
     Inherent in the RIM calculation are certain significant management judgments and estimates regarding markdowns and shrinkage, which may from time to time cause adjustments to the gross margin in the subsequent period. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of merchandise items that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise items. To minimize the potential of such distortions in the valuation of inventory from occurring, we utilize 74 sub-departments in which fairly homogeneous classes of merchandise items having similar gross margin are grouped. In addition, failure to take markdowns currently may result in an overstatement of cost under the lower of cost or market principle. We believe that our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

o Valuation of goodwill, intangible and other long-lived assets. We use certain assumptions in establishing the carrying value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flows. If assets are considered to be impaired, the impairment recognized is measured by the amount that the carrying value of the assets exceeds the fair value of the assets. Useful lives and related depreciation or amortization expense are based on our estimate of the period that the assets will generate revenues or otherwise be used in operations. Factors that would influence the likelihood of a material change in our reported results include a significant decline in our stock price and market capitalization compared to our net book value, significant changes in an asset's ability to generate positive cash flows, significant changes in our strategic business objectives and utilization of the asset.

o Accrued restructuring costs. We have estimated an amount for the charge and the related liability regarding our restructuring initiatives including store closures, realignment of our field organization and workforce reductions in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Materially different reported results would be likely if the timing and extent of the adopted restructuring plan were changed.

o Litigation reserves. Based in part on the advice of our legal counsel, estimated amounts for litigation and claims that are probable and can be reasonably estimated are recorded as liabilities in the balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. We anticipate these reserves will be remeasured as new facts come to light in any particular case.

o Worker's compensation accrual. At the beginning of fiscal 2001, we transitioned to a partially self-insured worker's compensation program. This new program has both specific and aggregate stop-loss amounts. The maximum specific stop-loss is $250,000 per occurrence and the deductible aggregate stop-loss is $3.2 million for the policy year ended January 31, 2002. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with current available information and insurance industry statistics, the ultimate expected losses for the policy year ended January 31, 2002 were estimated to be approximately $2.6 million. Our estimate is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, with no explicit provision for adverse fluctuation from year to year and is subject to inherent variability. This variability may lead to ultimate payments being either greater or less than the amounts presented above.

o Valuation of deferred income taxes. Valuation allowances are established, if deemed necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use the net operating loss carryforwards, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment we currently receive.


Results of Operations

13 Weeks Ended May 4, 2002 Compared to the 13 Weeks Ended May 5, 2001

Net sales were $117.0 million for the 13 weeks ended May 4, 2002 compared to $125.8 million for the 13 weeks ended May 5, 2001, a decrease of $8.9 million, or 7.1%. Comparable store sales for the 13-week period ended May 4, 2002 decreased 11.8% versus a decrease of 6.3% for the same period last year. The decline in net sales was primarily due to reduced customer traffic.

Gross profit was $41.2 million for the 13 weeks ended May 4, 2002 compared to $41.8 million for the 13 weeks ended May 5, 2001, a decrease of $601,000 or 1.4%. As a percentage of net sales, gross profit was 35.2% for the 13 weeks ended May 4, 2002 compared to 33.2% for the 13 weeks ended May 5,2001. The improvement in gross profit as a percentage of net sales was attributable to higher cumulative mark-up, lower markdowns associated with less inventory clearance this year and improved labor and freight utilization related to distribution.

Selling and administrative expenses were $45.7 million for the 13 weeks ended May 4, 2002 compared to $42.6 million for the 13 weeks ended May 5, 2001, an increase of $3.1 million, or 7.2%. Selling and administrative expenses increased as a result of more stores in operation during the current quarter, increased advertising spending, increased occupancy costs and increased consulting and legal expenses. As a percentage of net sales, selling and administrative expenses were 39.1% and 33.9% for the 13 weeks ended May 4, 2002 and May 5, 2001, respectively. Selling and administrative expenses increased as a percent of sales due to lower average sales volume per store and increased spending as related to items cited above.

Pre-opening and closing expenses were $437,000 for the 13 weeks ended May 4, 2002 compared to $854,000 for the same period last year, a decrease of $417,000 or 48.8%. The decrease in pre-opening and closing expenses was due to the opening of 4 fewer new stores during the current period versus the same period last year.

We did not record any amortization of intangibles for the 13 weeks ended May 4, 2002 versus $423,000 recorded during the same period last year. This change was due to the elimination of goodwill amortization in conjunction with the adoption of SFAS No. 142 and cessation of amortization associated with certain costs incurred in the ownership change of the Company in fiscal 1997.

Interest expense, net was $258,000 for the 13 weeks ended May 4, 2002 compared to $331,000 for the 13 weeks ended May 5, 2001, a decrease of $73,000 or 22.1%. The decrease was due to lower average outstanding borrowings on the revolving credit facility.

We recorded an income tax benefit of $2.1 million for the 13 weeks ended May 4, 2002 compared to $1.0 million for the 13 weeks ended May 5, 2001. The increase in income tax benefit was the result of an increased pre-tax loss versus the same period a year ago.

For the 13 weeks ended May 4, 2002, the net loss was $3.1 million as compared to $1.4 million for the 13 weeks ended May 5, 2001. The increase in net loss was a result of the operating and other factors cited above.


Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts which may be borrowed under the revolving credit facility are based on a percentage of eligible inventory and accounts receivable, as defined, outstanding from time to time, as more fully described in Note 5 of Notes to Financial Statements. At May 4, 2002, we had no outstanding borrowings under our revolving credit facility.

During the 13 weeks ended May 4, 2002, we used $9.3 million in operating activities, $538,000 in investing activities and generated $758,000 from financing activities. As a result, we had a net decrease in cash of $9.0 million during our first quarterly period in fiscal 2002 compared to a net increase in cash of $937,000 during the same period last year.

We believe that our sources of cash, including the revolving credit facility, will be adequate to finance our operations, capital requirements and debt obligations as they become due for at least the next twelve months.

Capital Expenditures

We anticipate capital expenditures of approximately $11.7 million for the remainder of the current fiscal year ending February 1, 2003, which includes costs to open new stores, to renovate and relocate existing stores, to upgrade information systems and development of a distribution center in San Diego, California. This new distribution center will be approximately 600,000 square feet and service store operation on the west coast, Arizona, Nevada, and parts of New Mexico. We anticipate that it will become operational in our second quarter of fiscal 2003. We anticipate capital expenditures of approximately $6.5 million for this facility, approximately $4.0 million of which will occur in fiscal 2002. We believe the capital expenditures for this facility and other capital requirements will be financed from internal cash flow.

Store Closures and Restructuring Initiatives

As previously discussed, we had closed 24 of the 28 under-performing stores as part of our restructuring plan. In addition, we had closed five other stores which were either due to non-renewable leases or relocation opportunities. The majority of the store closures were part of our restructuring initiatives intended to improve future financial performance. The cash charges to close a store principally consisted of lease termination or sublease costs, employee severance and tear-down costs. In addition to the closing of under-performing stores, we also included the realignment of field organization and workforce reductions as part of our restructuring initiatives. We estimate the cash requirement during the remainder of fiscal 2002 for the restructuring would be approximately $10.9 million. We believe that our sources of cash, including the revolving credit facility, should be adequate to fund our restructuring efforts.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations, as well as estimated cash requirements related to the restructuring initiatives, as of May 4, 2002. These should be read in conjunction with "Note 3 - Restructuring Charge" and "Note 6 - Long-Term Debt" in the accompanying unaudited financial statements, as well as our fiscal 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.




                                                                    (in thousands)
                             Junior                                                              Accenture
                          Subordinated       Operating        Capital       Restructuring       Consulting
                              Notes            Leases          Leases           Charge           Agreement           Total
                         ----------------  ---------------  -------------  -----------------  ---------------  ----------------
Fiscal Year:
  2002 (remaining
  9 months)                 $  2,000         $ 25,449            $ 3           $ 10,947          $ 3,218         $ 41,617
  2003                         3,000           31,798             -               3,578              -             38,376
  2004                         3,000           28,192             -                -                -              31,192
  2005                         5,300           21,330             -                -                -              26,630
  2006                             -           14,923             -                -                -              14,923
  Thereafter                       -           30,560             -                -                -              30,560
                         ----------------  ---------------  -------------  -----------------  ---------------  ----------------
                            $ 13,300         $152,252            $ 3           $ 14,525          $ 3,218         $183,298
                         ----------------  ---------------  -------------  -----------------  ---------------  ----------------


In the first quarter of fiscal 2002, we entered into a master Consulting Services Agreement and a statement of work thereunder (the "Agreement") with Accenture LLP ("Accenture") to provide consulting services on merchandise assortment planning and in-season management, advertising effectiveness and brand development. The consulting services include (1) identification of high impact opportunities, (2) development of an approach plan to realize and sustain the associated benefits of the identified opportunities, (3) assistance in the execution of the approach plan and (4) development of procedures for the company's management to ensure the continuation of the program on a long-term basis. Under the Agreement, we will pay Accenture approximately $3.9 million for services scheduled to be completed by January 2003. In addition, Accenture may become entitled to additional fees up to $1.3 million for fiscal 2002 and $1.0 million for fiscal 2003 if we achieve specified financial targets for fiscal 2002 and fiscal 2003. The Agreement is generally terminable on 30-day notice. If we terminate without cause, we may be obligated to reimburse Accenture for specified termination fees.


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

The following important factors, among others, could affect our future results, causing these results to differ materially from those expressed in any of our forward-looking statements: general economic and business conditions, trends in our business and consumer preferences, especially as may be impacted by economic weakness on consumer spending, the effects of government regulations and legislation, litigation and other claims that may be asserted against us, the effects of intense competition, changes in our business strategy or development plans, including anticipated growth strategies and capital expenditures, the costs and difficulties of attracting and retaining qualified personnel, the effects of increasing labor, utility, fuel and other operating costs, our ability to obtain adequate quantities of suitable merchandise at favorable prices and on favorable terms and conditions, the effectiveness of our operating initiatives and advertising and promotional strategies and other risk factors described in our fiscal 2001 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission.

We do not undertake to publicly update or revise any of our forward-looking statements, whether as a result of new information, future events and developments or otherwise, except to the extent that we may be obligated to do so by applicable law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our long-term debt, which is non-interest bearing and is discounted at an annual rate of 10%. At May 4, 2002, our long-term debt had a face value of $13.3 million with a net carrying value of $10.6 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in interest rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at May 4, 2002.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
              See our Form 10-K for the fiscal year ended February 2, 2002.


Item 2.   Changes in Securities and Use of Proceeds
              None.

Item 3.   Defaults Upon Senior Securities
              None.

Item 4.   Submission of Matters to a Vote of Security Holders
              None.

Item 5.   Other Information
              None.

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibit

              None.

          (b) Reports on Form 8-K

              (1) Item 4 - On May 1, 2002, we filed a report on Form 8-K regarding to the determination not to renew the engagement of Arthur Andersen LLP as our independent public accountants for the fiscal year ending February 1, 2003.

              (2) Item 4 - On May 8, 2002, we filed a report on Form 8-K regarding to the engagement of Ernst & Young LLP as our independent public accountants for the fiscal year ending February 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FACTORY 2-U STORES, INC.

Date: June 13, 2002




By:     /s/ Douglas C. Felderman
       ----------------------------------------------------
       Name:  Douglas C. Felderman
       Title: Executive Vice President and Chief Financial Officer
              (duly authorized officer and principal financial officer)