Form 10-Q
period 2002-08-03
FACTORY 2 U STORES INC
filed 2002-09-17
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 3, 2002
                                        --------------

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

The number of shares outstanding of the registrant's common stock, as of September 13, 2002 was 12,969,910 shares.

                            FACTORY 2-U STORES, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Factory 2-U Stores, Inc. Balance Sheets as of August 3, 2002,
         August 4, 2001 (Unaudited) and February 2, 2002....................F-1

         Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
         13 weeks and 26 weeks ended August 3, 2002 and August 4, 2001 .....F-3

         Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
         26 weeks ended August 3, 2002 and August 4, 2001 ..................F-4

         Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited) F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........10

Item 4.  Controls and Procedures.............................................10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................11
Item 2.  Changes in Securities and Use of Proceeds...........................11
Item 3.  Defaults Upon Senior Securities.....................................11
Item 4.  Submission of Matters to a Vote of Security Holders.................11
Item 5.  Other Information ..................................................12
Item 6.  Exhibits and Reports on Form 8-K ...................................12
Signatures    ...............................................................13
Certifications ..............................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements



                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                 (in thousands, except share and per share data)


                                                 August 3,       August 4,         February 2,
                                                   2002            2001               2002
                                               ------------    ------------      --------------
                                                (Unaudited)     (Unaudited)
ASSETS
Current assets:
  Cash                                           $   7,446       $   8,229         $   17,390
  Merchandise inventory                             76,824          76,558             54,860
  Accounts receivable                                2,476           3,038              2,013
  Income taxes receivable                            5,913           1,253                  -
  Prepaid expenses                                   6,909           7,246              6,357
  Deferred income taxes                              3,553           2,503              3,553
                                                 ---------       ---------         ----------
    Total current assets                         $ 103,121       $  98,827         $   84,173

Leasehold improvements and equipment, net           36,957          42,265             37,042
Deferred income taxes                                7,182           4,992              7,182
Other assets                                           959           1,096              1,011
Excess of cost over net assets acquired, less
  accumulated amortization of $13,344, $12,543
  and $13,344, respectively                         26,301          27,102             26,301
                                                 ---------       ---------         ----------
    Total assets                                 $ 174,520       $ 174,282         $  155,709
                                                 =========       =========         ==========










  The accompanying notes are an integral part of these financial statements.


                                   (continued)



                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                 (in thousands, except share and per share data)
                                   (continued)


                                                  August 3,       August 4,         February 2,
                                                    2002            2001              2002
                                                ------------    -------------     --------------
                                                 (Unaudited)     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt           $    2,001      $   2,099         $    2,019
  Accounts payable                                   52,714         48,218             36,271
  Taxes payable                                       3,150          3,262              3,332
  Accrued expenses                                   32,875         15,378             27,918
                                                 ----------      ---------         ----------
    Total current liabilities                        90,740         68,957             69,540

Revolving credit facility                             5,386         11,600                  -
Long-term debt                                        8,906          9,791              8,376
Other long-term obligations                           3,578          1,064              3,578
Deferred rent                                         3,295          3,654              3,649
                                                 ----------      ---------         ----------
    Total liabilities                               111,905         95,066             85,143
                                                 ----------      ---------         ----------


Stockholders' equity:
  Common stock, $0.01 par value; 35,000,000 shares
    authorized and 12,968,910 shares, 12,821,779
    shares and 12,842,146 shares issued and
    outstanding, respectively                           130            128                128
  Stock subscription notes receivable                (2,149)        (2,225)            (2,225)
  Additional paid-in capital                        122,319        120,767            121,370
  Accumulated deficit                               (57,685)       (39,454)           (48,707)
                                                  ----------     ----------        -----------
    Total stockholders' equity                       62,615         79,216             70,566
                                                  ----------     ----------        -----------
    Total liabilities and stockholders' equity    $ 174,520      $ 174,282         $  155,709
                                                  ==========     ==========        ===========





  The accompanying notes are an integral part of these financial statements.


                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                                                       13 Weeks Ended                   26 Weeks Ended
                                                       --------------                   --------------
                                                  August 3,       August 4,        August 3,      August 4,
                                                    2002            2001             2002           2001
                                                 ----------      ----------       ----------     ----------
Net sales                                        $ 128,088       $ 139,254        $ 245,039      $ 265,078
Cost of sales                                       87,059          89,434          162,852        173,499
                                                 ----------      ----------       ----------     ----------
  Gross profit                                      41,029          49,820           82,187         91,579

Selling and administrative expenses                 50,181          47,791           95,879         90,438
Pre-opening and closing expenses                       266           1,038              703          1,892
Amortization of intangibles                              -             422                -            845
Stock-based compensation expense                         -             456                -            456
                                                 ----------      ----------       ----------     ----------
  Operating income (loss)                           (9,418)            113          (14,395)        (2,052)

Interest expense, net                                  310             450              568            781
                                                 ----------      ----------       ----------     ----------
Loss before income taxes                            (9,728)           (337)         (14,963)        (2,833)
Income tax benefit                                  (3,891)           (142)          (5,985)        (1,190)
                                                 ----------      ----------       ----------     ----------
Net loss                                         $  (5,837)      $    (195)       $  (8,978)     $  (1,643)
                                                 ==========      ==========       ==========     ==========



Loss per share
  Basic                                          $   (0.45)      $   (0.02)       $   (0.69)     $   (0.13)
  Diluted                                        $   (0.45)      $   (0.02)       $   (0.69)     $   (0.13)



Weighted average common shares outstanding
  Basic                                             12,957          12,806           12,930         12,788
  Diluted                                           12,957          12,806           12,930         12,788






  The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                        26 Weeks ended
                                                        --------------
                                                    August 3,       August 4,
                                                       2002            2001
                                                    ----------      ----------
Cash flows from operating activities
  Net Loss                                          $  (8,978)      $  (1,643)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                     7,466           8,109
      Loss on disposal of equipment                        51             125
      Deferred rent                                      (354)            214
      Stock-based compensation expense                      -             456

      Changes in operating assets and liabilities
        Merchandise inventory                         (21,964)        (24,114)
        Prepaid expenses and other assets              (6,902)         (2,398)
        Accounts payable                               16,442          23,024
        Accrued expenses and other liabilities          3,098          (4,635)
                                                    ----------      ----------
Net cash used in operating activities                 (11,141)           (862)
                                                    ----------      ----------

Cash flows from investing activities
  Purchases of leasehold improvements and equipment    (5,125)         (7,589)
                                                    ----------      ----------
Net cash used in investing activities                  (5,125)         (7,589)
                                                    ----------      ----------

Cash flows from financing activities
  Borrowings on revolving credit facility              25,760          59,872
  Payments on revolving credit facility               (20,374)        (48,272)
  Payments on long-term debt and capital
    lease obligations                                     (18)            (90)
  Payment of deferred debt issuance costs                 (40)            (40)
  Proceeds from exercise of stock options                 918             471
  Payments of stock subscription notes receivable          76               -
                                                    ----------      ----------
Net cash provided by financing activities               6,322          11,941
                                                    ----------      ----------
Net increase (decrease) in cash                        (9,944)          3,490
Cash at the beginning of the period                    17,390           4,739
                                                    ----------      ----------
Cash at the end of the period                       $   7,446       $   8,229
                                                    ==========      ==========


Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                        $      97       $     572
    Income taxes                                    $   1,102       $   5,521

Supplemental disclosure of non-cash financing activities
  Issuance of common stock to board members
    as compensation                                 $      33       $      69


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

         We believe that the unaudited financial statements as of and for the 13 weeks and 26 weeks ended August 3, 2002 and August 4, 2001 reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

         Certain prior period amounts have been reclassified to conform their presentation to the current period financial statements.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

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

         As of September 17, 2002, we have closed 24 of the 28 under-performing stores and have completed the realignment of our field organization and workforce reductions. The balance of the liability related to the restructuring charge at August 3, 2002 was as follows:



                               Balance at                            Balance at
                              February 2,     Cash       Non-cash     August 3,
                                 2002       Payments      Charges       2002
 (in thousands)               -----------   --------     --------    ----------
 Lease termination costs*      $   13,724   $ (1,540)    $    304    $  12,488
 Inventory liquidation costs        2,870          -       (1,289)       1,581
 Fixed asset write-downs            2,052          -       (1,390)         662
 Employee termination costs         1,159       (930)           -          229
 Other costs                        1,349       (849)           -          500
                              -----------   ---------    ---------   ----------
                               $   21,154   $ (3,319)    $ (2,375)   $  15,460
                              -----------   ---------    ---------   ----------

 * The non-cash charge portion consists primarily of the write-off of deferred rent.


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

         As required, we adopted SFAS No. 142 on February 3, 2002 and ceased the amortization of goodwill accordingly. The following table presents the reconciliation of net income and per share data to what we would have reported had the new rules been in effect during the 13-week and 26-week periods ended August 4, 2001 (in thousands, except per share data):


                                      13 Weeks Ended          26 Weeks Ended
                                      --------------          --------------
                                   August 3,   August 4,   August 3,   August 4,
                                     2002        2001        2002        2001
                                   ---------   ---------   ---------   ---------
   Reported net loss               $  (5,837)  $   (195)  $  (8,978)   $ (1,643)
   Add back goodwill amortization,
     net of tax                         -           233        -            465
                                   ----------  ---------  ----------   ---------
   Adjusted net income (loss)      $  (5,837)  $     38   $  (8,978)   $ (1,178)
                                   ----------  ---------  ----------   ---------

   Basic and diluted net income (loss)
     per common share:
   Reported net loss               $   (0.45)  $  (0.02)  $   (0.69)   $  (0.13)
   Goodwill amortization,
     net of tax                    $     -     $   0.02   $     -      $   0.04
   Adjusted net income (loss)      $   (0.45)  $   0.00   $   (0.69)   $  (0.09)


 (5)     Revolving Credit Facility

         We have a $50.0 million revolving credit facility, under which generally we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 0.5% and LIBOR borrowings from LIBOR plus 1.5% to LIBOR plus 2.5%. The credit facility expires on March 3, 2003, subject to automatic one-year renewal periods, unless terminated earlier by either party. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory and requires us to maintain specific levels of tangible net worth in the event that our borrowing availability is less than $7.5 million.

         On September 16, 2002, the credit facility was amended to extend the term until March 3, 2006. The amendment also amended the interest rate ranges on borrowings from prime to prime plus 1.0% or LIBOR plus 1.5% to LIBOR plus 3.0%. In addition, the amendment eliminated all financial covenants and provided for a $7.5 million availability block. Under the availability block, all borrowings require lender's authorization while availability under the facility is $7.5 million or less.

         At August 3, 2002, based on eligible inventory and accounts receivable, we were eligible to borrow $50.0 million under the revolving credit facility; and we were in compliance with all financial and tangible net worth covenants, as defined. At August 3, 2002, we had outstanding borrowings of $5.4 million; and we had a $4.4 million standby letter of credit outstanding.

(6)      Long-Term Debt

         Our long-term debt consists of Junior Subordinated Notes (the "Notes"), which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of August 3, 2002, the Notes had a face value of $13.3 million and a related unamortized discount of $2.4 million, resulting in a net carrying value of $10.9 million. The discount is amortized to interest expense as a non-cash charge over the term of the Notes. We made a principal payment on the Notes of $2.0 million in December 2001. Additional principal payments are scheduled on December 31, 2002 ($2.0 million), December 31, 2003 and December 31, 2004 ($3.0 million) and on May 28, 2005 ($5.3 million).

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

         Common equivalent shares totaaling 13,078,881, 12,997,111, 13,183,665 and 12,976,516, respectively, are not included in the computation of diluted loss per share for the 13 weeks and 26 weeks ended August 3, 2002 and August 4, 2001 because the effect would be anti-dilutive.

(8)      Provision for Income Taxes

         Based on our estimated effective tax rate for the entire fiscal year, which is subject to ongoing review and evaluation, we recorded an income tax benefit of $3.9 million and $6.0 million for the 13 weeks and 26 weeks ended August 3, 2002, respectively.

(9)      Stock Options and Warrants

         As of August 3, 2002, we had outstanding options to purchase 1,254,275 shares of our common stock. Included in these outstanding stock options are 4,520 performance-based options, which will become exercisable if the market price hurdle of $49.78 has been achieved and maintained for 60 consecutive trading days. Should this occur, we will incur a non-cash compensation expense in the minimum amount of $187,000. These performance-based options will expire on or before April 29, 2003.

         During the 13 weeks ended August 4, 2001, we recorded a non-cash charge of $456,000 in conjunction with the removal of the price target of $49.78 for 19,361 stock options held by an executive officer who retired in August 2001.

         At August 3, 2002, warrants to purchase 82,690 shares of our common stock were outstanding. These warrants have an exercise price of $19.91 and expire May 2005.

(10)     Other Receivable

         In July 2002, we entered into a temporary bridge financing agreement (the "Agreement") with one of our trade vendors (the "Borrower") in which we, subject to the terms and conditions of the Agreement, will provide a $4.0 million revolving line of credit facility to the Borrower. Advances made to the Borrower under this Agreement are secured by the Borrower's accounts receivable, inventory, personal property and other assets including cash. Borrowings under this facility are also secured by personal guarantees from the principals of the Borrower. This agreement will terminate on September 27, 2002. As of August 3, 2002, there were direct borrowings of approximately $1.2 million under this Agreement.

(11)     Legal Matters, Commitments and Contingencies

         As disclosed in our financial statements for the fiscal year ended February 2, 2002 included in our Form 10-K as filed with the Securities and Exchange Commission, in December 2000, a former employee in our Alameda, California store filed a lawsuit against us (the "O'Hara Lawsuit"). This lawsuit alleged that we violated the California Labor Code and Internal Wage Commission Orders, by classifying store managers and assistant managers as exempt salaried employees and thereby failing to pay them overtime. In August 2002, we reached a tentative settlement, subject to court approval, to settle the O'Hara Lawsuit. On September 3, 2002, the court gave preliminary approval to the settlement and has scheduled a hearing on November 7, 2002 to consider final approval of the settlement. In conjunction with this tentative settlement, we recorded a charge of $2.1 million during the 13 weeks ended August 3, 2002.

         We are at all times subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of our management, based in part on the assessment of legal counsel, the ultimate disposition of these current matters will not have a material adverse effect on our financial position or results of operations.

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto, included elsewhere in this Form 10-Q.

General

As of August 3, 2002, we operated 257 stores compared to 263 stores as of August 4, 2001. We opened 3 new stores and closed 2 stores during the 13-week period ended August 3, 2002, and opened 12 new stores during the same period last year. For the 26-week period ended August 3, 2002, we opened 8 new stores and closed 30 stores as compared to 21 new store openings and 1 store closing for the comparable period last year.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, we must make estimates in the following areas:

o Inventory valuation. Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method ("RIM") on a first-in, first-out basis. Under the RIM, the valuation of inventory at cost and the resulting gross margin are calculated by applying a computed cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the RIM calculation are certain significant management judgments and estimates regarding markdowns and shrinkage, which may from time to time cause adjustments to the gross margin in the subsequent period. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of merchandise items that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise items. To minimize the potential of such distortions in the valuation of inventory from occurring, we utilize 83 subdepartments in which fairly homogeneous classes of merchandise items having similar gross margin are grouped. In addition, failure to take timely markdowns may result in an overstatement of cost under the lower of cost or market principle. We believe that our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

o Litigation reserves. Based in part on the assessment of our legal counsel, estimated amounts for litigation and claims that are probable and can be reasonably estimated are recorded as liabilities in the balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. We anticipate these reserves will be re-evaluated as new facts come to light in any particular case.

o Worker's compensation accrual. At the beginning of fiscal 2001, we transitioned to a self-insured worker's compensation program. This new program has both specific and aggregate stop-loss amounts. The maximum specific stop-loss is $250,000 per occurrence and the deductible aggregate stop-loss is $3.2 million for the policy year ended January 31, 2002. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with current available information and insurance industry statistics, the ultimate expected losses for the policy year ended January 31, 2002 were estimated to be approximately $2.6 million. Our estimate is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, with no explicit provision for adverse fluctuation from year to year and is subject to inherent variability. This variability may lead to ultimate payments being either greater or less than the amounts presented above.
   For the policy year ending January 31, 2003, our self-insured worker's compensation program includes a maximum specific stop-loss amount of $250,000 per occurrence with no deductible aggregate stop-loss amount.

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

Results of Operations

Net sales were $128.1 million for the 13 weeks ended August 3, 2002 compared to $139.3 million for the 13 weeks ended August 4, 2001, a decrease of $11.2 million, or 8.0%. Comparable store sales for the 13-week period ended August 4, 2002 decreased 8.7% versus a decrease of 2.4% for the same period last year.

For the 26 weeks ended August 3, 2002, net sales were $245.0 million versus $265.1 million the same period last year, a decrease of $20.0 million or 7.6%. Comparable store sales decreased 10.2% in the first 26 weeks of this year compared to a decrease of 4.2% for the same period last year.

The decline in net sales for the 13 and 26 weeks ended August 3, 2002 from the comparable periods last year was primarily due to reduced customer traffic and lower average size in customer purchases.

Gross profit was $41.0 million or 32.0% of net sales for the 13 weeks ended August 3, 2002 compared to $49.8 million or 35.8% of net sales for the 13 weeks ended August 4, 2001. For the 26 weeks ended August 3, 2002 and August 4, 2001, gross profit was $82.2 million or 33.5% of net sales and $91.6 million or 34.5% of net sales, respectively.

The decline in gross profit as a percentage of net sales for the 13 and 26 weeks ended August 3, 2002 from the comparable periods last year was primarily related to higher markdown volume, lower initial mark-up, partially offset by improving efficiency in distribution operations. The higher markdown volume was primarily a result of increased promotional activity this year, which included our July chain-wide grand re-opening event, and clearing of slow-moving inventory.

Included in selling and administrative expenses for the 13 and 26 weeks ended August 3, 2002 was a charge of $2.1 million related to the tentative settlement, subject to court approval, of the O'Hara Lawsuit, as previously discussed in this document. For the 13 and 26 weeks ended August 4, 2001, selling and administrative expenses included a charge of $1.2 million related to the retirement and replacement of an executive officer.

Excluding these charges, selling and administrative expenses were $48.1 million or 37.5% of net sales and $46.6 million or 33.5% of net sales for the 13 weeks ended August 3, 2002 and August 4, 2001, respectively. For the 26 weeks ended August 3, 2002 and August 4, 2001, selling and administrative expenses, excluding the charges, were $93.8 million or 38.3% of net sales and $89.3 million or 33.7% of net sales, respectively. The dollar increase in selling and administrative expenses was primarily a result of increased spending for advertising, store occupancy and consulting services. Selling and administrative expenses increased as a percent of net sales due to lower average sales volume per store and increased spending related to the items cited above.

Pre-opening and closing expenses were $266,000 for the 13 weeks ended August 3, 2002 compared to $1.0 million for the same period last year, a decrease of approximately $772,000 or 74.3%. For the 26 weeks ended August 3, 2002, pre-opening and closing expenses were $703,000 versus $1.9 million for the same period last year, a decrease of approximately $1.2 million.

The decrease in pre-opening and closing expenses for the 13 and 26 weeks ended August 3, 2002 from the comparable periods last year was due to the opening of fewer new stores during the current periods versus the same periods last year.

We did not record any amortization of intangibles for the 13 weeks and 26 weeks ended August 3, 2002 versus $422,000 and $845,000, respectively, recorded during the same periods last year. This change was due to the elimination of goodwill amortization in conjunction with the adoption of SFAS No. 142 and cessation of amortization associated with prior business acquisitions.

Interest expense, net was $310,000 and $568,000 for the 13 weeks and 26 weeks ended August 3, 2002, respectively, compared to $450,000 and $781,000 for the comparable periods last year. The decrease in both periods was due to lower average outstanding borrowings on the revolving credit facility.

We recorded an income tax benefit of $3.9 million and $6.0 million for the 13 weeks and 26 weeks ended August 3, 2002, respectively, compared to $142,000 and $1.2 million for the 13 weeks and 26 weeks ended August 4, 2001. The increase in income tax benefit was the result of an increased pre-tax loss versus the same periods a year ago.

For the 13 weeks and 26 weeks ended August 3, 2002, the net loss was $5.8 million and $9.0 million as compared to $195,000 and $1.6 million for the 13 weeks and 26 weeks ended August 3, 2001. The increase in net loss was a result of the operating and other factors cited above.

Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our $50.0 million revolving credit facility and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts which may be borrowed under the revolving credit facility are based on a percentage of eligible inventory and accounts receivable, as defined, outstanding from time to time, as more fully described in Note 5 of Notes to Financial Statements. At August 3, 2002, we had $5.4 million of outstanding borrowings under our revolving credit facility versus $11.6 million as of August 4, 2001.

During the 26 weeks ended August 3, 2002, we used $11.1 million in operating activities, $5.1 million in investing activities and generated $6.3 million from financing activities. As a result, we had a net decrease in cash of $9.9 million during the 26 weeks ended August 3, 2002 compared to a net increase in cash of $3.5 million during the same period last year.

We believe that our sources of cash, including the revolving credit facility, will be adequate to finance our operations, capital requirements and debt obligations as they become due for at least the next twelve months.

Capital Expenditures

We anticipate capital expenditures of approximately $8.6 million for the remainder of the current fiscal year ending February 1, 2003, which includes costs to open new stores, to renovate and relocate existing stores, to upgrade information systems and to develop a distribution center in San Diego, California. This new distribution center will be approximately 600,000 square feet and service store operations on the west coast, Arizona, Nevada, and parts of New Mexico. We anticipate that it will become operational in our second quarter of fiscal 2003. We anticipate capital expenditures of approximately $6.5 million for this facility, approximately $4.0 million of which will occur in fiscal 2002. We believe the capital expenditures for this facility and other capital requirements will be financed from internal cash flow.

Store Closures and Restructuring Initiatives

As previously discussed, we have closed 24 of the 28 under-performing stores as part of our restructuring plan. In addition, we have closed six other stores which were either due to non-renewable leases or relocation opportunities. The majority of the store closures were part of our restructuring initiatives intended to improve future financial performance. The cash charges to close a store principally consisted of lease termination or sublease costs, employee severance and tear-down costs. In addition to the closing of under-performing stores, we also included the realignment of field organization and workforce reductions as part of our restructuring initiatives. We estimate the cash requirement during the remainder of fiscal 2002 for the restructuring will be approximately $5.7 million. We believe that our sources of cash, including the revolving credit facility, will be adequate to fund our restructuring efforts.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations, as well as estimated cash requirements related to our restructuring initiatives, as of August 3, 2002. These should be read in conjunction with "Note 3 - Restructuring Charge" and "Note 6 - Long-Term Debt" in the accompanying unaudited financial statements, as well as our fiscal 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


                                                                (in thousands)

                             Junior                                                         Accenture
                          Subordinated      Operating      Capital       Restructuring      Consulting
                              Notes           Leases        Leases           Charge         Agreement          Total
                          ------------      ----------     -------       -------------      -----------     -----------
Fiscal Year:
  2002 (remaining
  6 months)               $    2,000        $  15,822      $    1        $      5,702       $  1,200        $  24,725
  2003                         3,000           30,444           -               7,515              -           40,959
  2004                         3,000           26,865           -                   -              -           29,865
  2005                         5,300           20,159           -                   -              -           25,459
  2006                             -           13,836           -                   -              -           13,836
  Thereafter                       -           26,310           -                   -              -           26,310
                          ------------      ----------     ------        -------------      ---------       -----------
                          $   13,300        $ 133,436      $    1        $     13,217       $  1,200        $ 161,154
                          ------------      ----------     ------        -------------      ---------       -----------


In the first quarter of fiscal 2002, we entered into a master Consulting Services Agreement and a statement of work thereunder (the "Agreement") with Accenture LLP ("Accenture") to provide consulting services on merchandise assortment planning and in-season management, advertising effectiveness and brand development. The consulting services include (1) identification of high impact opportunities, (2) development of an approach plan to realize and sustain the associated benefits of the identified opportunities, (3) assistance in the execution of the approach plan and (4) development of procedures for the company's management to ensure the continuation of the program on a long-term basis. Under the Agreement, Accenture would receive approximately $3.9 million for services scheduled to be completed by January 2003. In addition, Accenture may become entitled to additional fees of up to $1.3 million for fiscal 2002 and $1.0 million for fiscal 2003 if we achieve specified financial targets for fiscal 2002 and fiscal 2003. The Agreement is generally terminable on 30-day notice. If we terminate without cause, we may be obligated to reimburse Accenture for specified termination fees. Through August 31, 2002, we paid Accenture approximately $2.0 million under the Agreement.

Effective August 30, 2002, the Agreement was amended to reflect a reduction in the scope of services to be provided by Accenture. Under the amended Agreement, Accenture will receive approximately $1.2 million in fees and expenses for services provided for the period from September 30, 2002 to January 31, 2003.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our Junior Subordinated Notes, which are non-interest bearing and discounted at an annual rate of 10%. At August 3, 2002, our long-term debt had a face value of $13.3 million with a net carrying value of $10.9 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in interest rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at August 3, 2002.


Item 4.    Controls and Procedures

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to their evaluation in connection with our last annual audit, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          As disclosed in our financial statements for the fiscal year ended February 2, 2002 included in our Form 10-K as filed with the Securities and Exchange Commission, in December 2000, a former employee in our Alameda, California store filed a lawsuit against us (the "O'Hara Lawsuit"). This Lawsuit alelged that we violated the California Labor Code and Internal Wage Commission Orders, by classifying store managers and assistant managers as exempt salaries employees and thereby failing to pay them overtime. In August 2002, we reached a tentative settlement, subject to court approval, to settle the O'Hara Lawsuit. On September 3, 2002, the court gave preliminary approval to the settlement and has scheduled a hearing on November 7, 2002 to consider final approval of the settlement.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          Our annual meeting of stockholders was held on June 19, 2002.
          Michael M. Searles was re-elected at the meeting to hold the office of director and to serve until the annual meeting of stockholders in 2005 or until his successor is elected. The number of votes cast were as follows:

          Votes for:       8,320,831
          Votes withheld:          0

          Other directors whose terms of office continued after the meeting were Willem de Vogel, Peter V. Handal, Ronald Rashkow and Wm. Robert
          Wright II.

          The other matter voted on and approved at the meeting was the ratification of Ernst & Young LLP as independent accountants and the results of that vote were as follows:

          Votes for:      11,813,691
          Votes against:     240,253
          Votes withheld:     26,629

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K
          (a)   Exhibit

                10.9 Fourth Amendment to the Financing Agreement between the CIT Group/Business Credit, Inc. (as Agent and a Lender) and Factory 2-U Stores, Inc. (as Borrower) dated as of September 16, 2002.

                99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael M. Searles, President and Chief Executive Officer.

                99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Douglas C. Felderman, Executive Vice President and Chief Financial Officer.

          (b)   Reports on Form 8-K

                Item 5 - On August 20, 2002, we filed a report on Form 8-K regarding the resignation of Michael M. Searles, the Company's President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FACTORY 2-U STORES, INC.

Date: September 17, 2002




By:    /s/Douglas C. Felderman
       -------------------------
       Name:  Douglas C. Felderman
       Title: Executive Vice President and Chief Financial Officer
              (duly authorized officer and principal financial officer)

                                 CERTIFICATIONS

I, Michael M. Searles, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Factory 2-U Stores, Inc. (the "Registrant").

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.


Date:  September 17, 2002           /s/Michael M. Searles
                                    ---------------------
                                    Name:  Michael M. Searles
                                    Title: President and Chief Executive Officer



I, Douglas C. Felderman, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Factory 2-U Stores, Inc. (the "Registrant").

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.


Date:  September 17, 2002           /s/Douglas C. Felderman
                                    -----------------------
                                    Name:  Douglas C. Felderman
                                    Title: Executive Vice President and
                                             Chief Financial Officer