Form 10-Q
period 2002-11-02
FACTORY 2 U STORES INC
filed 2002-12-17
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 2, 2002
                                        ----------------

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

The number of shares outstanding of the registrant's common stock, as of December 16, 2002 was 13,244,910 shares.

                            FACTORY 2-U STORES, INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Factory 2-U Stores, Inc. Balance Sheets as of November 2, 2002 (Unaudited), November 3, 2001 (Unaudited) and
         February 2, 2002  ..................................................F-1

         Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the 13 weeks and 39 weeks ended November 2, 2002 and November 3, 2001 ..F-3

         Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
         39 weeks ended November 2, 2002 and November 3, 2001 ...............F-4

         Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited)..F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........10

Item 4.  Controls and Procedures .............................................10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................11
Item 2.  Changes in Securities and Use of Proceeds............................11
Item 3.  Defaults Upon Senior Securities......................................11
Item 4.  Submission of Matters to a Vote of Security Holders..................11
Item 5.  Other Information ...................................................11
Item 6.  Exhibits and Reports on Form 8-K ....................................11
Signatures    ................................................................13
Certifications ...............................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements



                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                 (in thousands, except share and per share data)


                                       November 2,    November 3,    February 2,
                                          2002           2001           2002
                                       -----------    -----------    -----------
                                       (Unaudited)    (Unaudited)
ASSETS
Current assets:
  Cash                                  $   5,922      $   6,059      $  17,390
  Merchandise inventory                    83,461         85,416         54,860
  Accounts receivable                       2,613          1,823          2,013
  Income taxes receivable                   7,820          1,489           -
  Prepaid expenses                          6,109          6,393          6,357
  Deferred income taxes                     3,553          2,503          3,553
                                       -----------    -----------    -----------
    Total current assets                  109,478        103,683         84,173

Leasehold improvements and equipment, net  34,856         42,311         37,042
Deferred income taxes                       7,182          4,992          7,182
Other assets                                  985          1,066          1,011
Excess of cost over net assets acquired,
  less accumulated amortization of $13,344,
  $12,944 and $13,344, respectively        26,301         26,701         26,301
                                       -----------     ----------    -----------
    Total assets                        $ 178,802      $ 178,753      $ 155,709
                                       ===========     ==========    ===========





















   The accompanying notes are an integral part of these financial statements.

                                   (continued)



                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                 (in thousands, except share and per share data)
                                   (continued)


                                       November 2,    November 3,    February 2,
                                          2002           2001           2002
                                       -----------    -----------    -----------
                                       (Unaudited)    (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt  $   2,000      $   2,058      $   2,019
  Accounts payable                         42,047         50,472         36,271
  Taxes payable                             3,234          3,310          3,332
  Accrued expenses                         26,322         17,711         27,918
                                        ----------     ----------     ----------
    Total current liabilities              73,603         73,551         69,540

Revolving credit facility                  30,046          8,143           -
Long-term debt                              9,181         10,088          8,376
Other long-term obligations                 3,578          4,346          3,578
Deferred rent                               3,291          3,706          3,649
                                        ----------     ----------     ----------
    Total liabilities                     119,699         99,834         85,143
                                        ----------     ----------     ----------


Stockholders' equity:
  Common stock, $0.01 par value;
    35,000,000 shares authorized and
    12,969,910 shares, 12,823,370 shares
    and 12,842,146 shares issued and
    outstanding, respectively                 130            128            128
  Stock subscription notes receivable      (2,149)        (2,225)        (2,225)
  Additional paid-in capital              122,323        120,794        121,370
  Accumulated deficit                     (61,201)       (39,778)       (48,707)
                                        ----------     ----------     ----------
    Total stockholders' equity             59,103         78,919         70,566
                                        ----------     ----------     ----------
    Total liabilities and
      stockholders' equity              $ 178,802      $ 178,753      $ 155,709
                                        ==========     ==========     ==========







   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)






                                                        13 Weeks Ended                 39 Weeks Ended
                                                        --------------                 --------------
                                                November 2,      November 3,    November 2,     November 3,
                                                   2002             2001           2002            2001
                                                -----------      -----------    -----------     -----------

Net sales                                       $  134,506       $  145,568     $  379,545      $  410,646
Cost of sales                                       89,854           95,308        252,706         268,807
                                                -----------      -----------    -----------     -----------
  Gross profit                                      44,652           50,260        126,839         141,839

Selling and administrative expenses                 49,057           49,065        144,936         139,503
Pre-opening and closing expenses                       366              989          1,069           2,881
Amortization of intangibles                            -                422            -             1,267
Stock-based compensation expense                       -                -              -               456
                                                -----------      -----------    -----------     -----------
  Operating loss                                    (4,771)            (216)       (19,166)         (2,268)

Interest expense, net                                  515              342          1,083           1,123
                                                -----------      -----------    -----------     -----------
Loss before income taxes                            (5,286)            (558)       (20,249)         (3,391)
Income tax benefit                                  (1,770)            (234)        (7,755)         (1,424)
                                                -----------      -----------    -----------     -----------
Net loss                                        $   (3,516)      $     (324)    $  (12,494)     $   (1,967)
                                                ===========      ===========    ===========     ===========


Loss per share
  Basic                                         $    (0.27)      $    (0.03)    $    (0.97)     $    (0.15)
  Diluted                                       $    (0.27)      $    (0.03)    $    (0.97)     $    (0.15)


Weighted average common shares outstanding
  Basic                                              12,970           12,823         12,943         12,780
  Diluted                                            12,970           12,823         12,943         12,780






   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                          39 Weeks ended
                                                          --------------
                                                    November 2,     November 3,
                                                       2002            2001
                                                    -----------     -----------
Cash flows from operating activities
  Net loss                                          $  (12,494)     $   (1,967)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                     11,424          12,438
      Loss on disposal of equipment                         48             133
      Deferred rent                                       (330)            296
      Stock-based compensation expense                     -               456
      Changes in operating assets and liabilities
        Merchandise inventory                          (28,601)        (32,972)
        Prepaid expenses and other assets               (8,117)           (256)
        Accounts payable                                 5,775          25,278
        Accrued expenses and other liabilities          (2,008)             88
                                                    -----------     -----------
Net cash provided by (used in) operating activities    (34,303)          3,494
                                                    -----------     -----------

Cash flows from investing activities
  Purchases of leasehold improvements and equipment     (8,065)        (10,622)
                                                    -----------     -----------
Net cash used in investing activities                   (8,065)        (10,622)
                                                    -----------     -----------

Cash flows from financing activities
  Borrowings on revolving credit facility               74,421          76,146
  Payments on revolving credit facility                (44,375)        (68,003)
  Payments on long-term debt and capital
    lease obligations                                      (19)           (132)
  Payment of deferred debt issuance costs                 (121)            (40)
  Proceeds from exercise of stock options                  918             477
  Payments of stock subscription notes receivable           76             -
                                                    -----------     -----------
Net cash provided by financing activities               30,900           8,448
                                                    -----------     -----------

Net increase (decrease) in cash                        (11,468)          1,320
Cash at the beginning of the period                     17,390           4,739
                                                    -----------     -----------
Cash at the end of the period                       $    5,922      $    6,059
                                                    ===========     ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                        $      377      $      320
    Income taxes                                    $    1,323      $    5,523

Supplemental disclosure of non-cash financing activities
  Issuance of common stock to board members
    as compensation                                 $       19      $       90




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

         We believe that the unaudited financial statements as of and for the 13 weeks and 39 weeks ended November 2, 2002 and November 3, 2001 reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

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

 (3)     Restructuring Charge

         In January 2002, we recorded a restructuring charge of $21.2 million in conjunction with the decision to close 28 under-performing stores, as well as the realignment of our field organization and workforce reductions (Fiscal 2001 restructuring initiatives). The purpose of the restructuring was to improve store profitability, streamline field operations, reduce costs and improve efficiency.

         As of December 16, 2002, we have closed 24 of the 28 under-performing stores, completed 18 lease terminations, and have substantially completed the realignment of our field organization and workforce reductions. The balance of the liability related to the restructuring charge at November 2, 2002 was as follows:



                                            Balance at                                     Balance at
                                            February 2,        Cash        Non-cash        November 2,
        (in thousands)                         2002          Payments       Charges           2002
                                            -----------      ---------     ----------     ------------
        Lease termination costs*             $ 13,724        $ (5,244)     $    326         $  8,806
        Inventory liquidation costs             2,870             -          (1,289)           1,581
        Fixed asset write-downs                 2,052             -          (1,393)             659
        Employee termination costs              1,159          (1,059)          -                100
        Other costs                             1,349            (956)          -                393
                                            -----------      ---------     ----------     ------------
                                             $ 21,154        $ (7,259)     $ (2,356)        $ 11,539
                                            -----------      ---------     ----------     ------------




         * The non-cash charge portion consists primarily of the write-off of deferred rent.

         As part of our on-going evaluation of the adequacy of the liability related to this restructuring charge, we have noted a favorable experience related to the cost of closing the 24 stores. Accordingly, subsequent to November 2, 2002, we expect to reduce our reserve for store closures by approximately $5.0 million. This adjustment will be reflected in the operating results of our fourth quarter ending February 1, 2003. See Note 11.

(4)      Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

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

         As required, we adopted SFAS No. 142 on February 3, 2002 and ceased the amortization of goodwill accordingly. The following table presents the reconciliation of net income and per share data to what we would have reported had the new rules been in effect during the 13-week and 39-week periods ended November 3, 2001 (in thousands, except per share data):



                                                          13 Weeks Ended          39 Weeks Ended
                                                          November 3, 2001       November 3, 2001
                                                          ----------------       ----------------
        Reported net loss                                    $    (324)             $    (1,967)
        Add back goodwill amortization, net of tax                 232                      697
                                                          ----------------       ----------------
        Adjusted net loss                                    $     (92)             $    (1,270)
                                                          ----------------       ----------------

        Basic net loss per common share
        Reported net loss                                    $   (0.03)             $     (0.15)
        Goodwill amortization, net of tax                    $    0.02              $      0.05
        Adjusted net loss                                    $   (0.01)             $     (0.10)





(5)      Revolving Credit Facility

         We have a $50.0 million revolving credit facility, under which generally we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 1.0 % and LIBOR borrowings from LIBOR plus 1.5% to LIBOR plus 3.0%. The credit facility expires on March 3, 2006, subject to automatic one-year renewal periods, unless terminated earlier by either party in accordance with the terms of the revolving credit facility agreement. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory.

         At November 2, 2002, based on eligible inventory and accounts receivable, we were eligible to borrow $50.0 million under the revolving credit facility; and we had outstanding borrowings of $30.0 million and outstanding standby letters of credit of $5.6 million.

(6)      Long-Term Debt

         Our long-term debt consists of Junior Subordinated Notes (the "Notes"), which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of November 2, 2002, the Notes had a face value of $13.3 million and a related unamortized discount of $2.2 million, resulting in a net carrying value of $11.1 million. The discount is amortized to interest expense as a non-cash charge over the term of the Notes. We made a principal payment on the Notes of $2.0 million in December 2001. Additional principal payments are scheduled on December 31, 2002 ($2.0 million), December 31, 2003 ($3.0 million), December 31, 2004 ($3.0 million) and May 28,
         2005 ($5.3 million).

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

         Common stock equivalent shares totaling 0, 92,783, 239,162 and 272,967, respectively, are not included in the computation of diluted loss per share for the 13 weeks and 39 weeks ended November 2, 2002 and November 3, 2001 because the effect would be anti-dilutive.

(8)      Provision for Income Taxes

         Based on our estimated effective tax rate for the entire fiscal year, which is subject to ongoing review and evaluation, we recorded an income tax benefit of $1.8 million and $7.8 million for the 13 weeks and 39 weeks ended November 2, 2002, respectively.

(9)      Stock Options and Warrants

         As of November 2, 2002, we had outstanding options to purchase 1,309,939 shares of our common stock. Included in these outstanding stock options are 4,520 performance-based options, which will become exercisable if the market price hurdle of $49.78 has been achieved and maintained for 60 consecutive trading days. Should this occur, we will incur a non-cash compensation expense in the minimum amount of $187,000. These performance-based options will expire on April 29, 2003.

         At November 2, 2002, warrants to purchase 82,690 shares of our common stock were outstanding. These warrants have an exercise price of $19.91 and expire May 2005.

(10)     Note Receivable

         In July 2002, we entered into a temporary bridge financing agreement (the "Agreement") with one of our trade vendors (the "Borrower") in which we, subject to the terms and conditions of the Agreement, provided a $4.0 million revolving line of credit facility to the Borrower. Advances made to the Borrower under this Agreement are secured by the Borrower's accounts receivable, inventory, personal property and other assets including cash. Borrowings under this facility are also secured by personal guarantees from the principals of the Borrower. This Agreement expired on October 11, 2002, and we have not made any direct advances to the Borrower thereafter. As of November 2, 2002, there were outstanding borrowings of approximately $1.4 million, net of allowance for receivable, under this Agreement. Subsequently, we have collected approximately $215,000 from the Borrower.

(11)     Subsequent Events

         On December 3, 2002, our Board of Directors adopted a Fiscal 2002 restructuring plan and other initiatives to improve operating results and liquidity. The plan and other initiatives include (1) the closure of 23 under-performing stores, of which 12 will be closed immediately and 11 will be closed during Fiscal 2003, (2) inventory liquidation in conjunction with the store closures and a reduction of inventory levels chain-wide, and (3) consolidation of both our distribution center network and corporate overhead structure. We estimate these initiatives will result in approximately $5.0 million in cost savings in Fiscal 2003.

         In addition, we announced our intent to reduce the current reserve balance related to our Fiscal 2001 restructuring efforts by approximately $5.0 million. This reduction is a result of favorable experience related to the costs of closing 28 stores previously identified in our Fiscal 2001 restructuring efforts. See Note 3.

         We currently anticipate these initiatives and net of the reduction of the prior year restructuring reserve to result in after-tax charges of approximately $13.2 million ($6.9 million non-cash), or $1.02 per share, in our fourth quarter ending February 1, 2003.

(11)     Legal Matters, Commitments and Contingencies

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

General

As of November 2, 2002, we operated 261 "Factory 2-U" off-price retail stores which sell branded casual apparel for the family, as well as selected domestics and household merchandise at prices which generally are significantly lower than the prices offered by other discount chains. We had 273 stores in operation as of November 3, 2001. We opened 4 new stores during the 13-week period ended November 2, 2002; we opened 12 new stores and closed 2 stores during the same period last year. For the 39-week period ended November 2, 2002, we opened 12 new stores and closed 30 stores as compared to 33 new store openings and 3 stores closing for the comparable period last year.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, we must make estimates in the following areas:

o Inventory valuation. Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method ("RIM") on a first-in, first-out basis. Under the RIM, the valuation of inventory at cost and the resulting gross margin are calculated by applying a computed cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the RIM calculation are certain significant management judgments and estimates regarding markdowns and shrinkage, which may from time to time cause adjustments to the gross margin in the subsequent period. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of merchandise items that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise items. To minimize the potential of such distortions in the valuation of inventory from occurring, we utilize 83 sub-departments in which fairly homogeneous classes of merchandise items having similar gross margin are grouped. In addition, failure to take timely markdowns may result in an overstatement of cost under the lower of cost or market principle. We believe that the use of our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

o Worker's compensation accrual. At the beginning of fiscal 2001, we transitioned to a self-insured worker's compensation program. This new program has both specific and aggregate stop-loss limits. The maximum specific stop-loss is $250,000 per occurrence and the aggregate stop-loss is $3.2 million for the policy year ended January 31, 2002. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with current available information and insurance industry statistics, the ultimate expected losses for the policy year ended January 31, 2002 were estimated to be approximately $2.6 million. Our estimate is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, with no explicit provision for adverse fluctuation from year to year and is subject to inherent variability. This variability may lead to ultimate payments being either greater or less than the amounts presented above. For the policy year ending January 31, 2003, our self-insured worker's compensation program includes a maximum specific stop-loss limit of $250,000 per occurrence with no aggregate stop-loss limit.

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


Results of Operations

Net sales were $134.5 million for the 13 weeks ended November 2, 2002 compared to $145.6 million for the 13 weeks ended November 3, 2001, a decrease of $11.1 million, or 7.6%. Comparable store sales for the 13-week period ended November 2, 2002 decreased 5.6% versus a decrease of 10.5% for the same period last year.

For the 39 weeks ended November 2, 2002, net sales were $379.5 million versus $410.6 million for the same period last year, a decrease of $31.1 million or 7.6%. Comparable store sales decreased 8.5% in the first 39 weeks of this year compared to a decrease of 6.6% for the same period last year.

The decline in net sales for the 13 and 39 weeks ended November 2, 2002 from the comparable periods last year was primarily due to lower average number of stores in operation, reduced customer traffic, and lower average customer purchase size.

Gross profit was $44.7 million or 33.2% of net sales for the 13 weeks ended November 2, 2002 compared to $50.3 million or 34.5% of net sales for the 13 weeks ended November 3, 2001. For the 39 weeks ended November 2, 2002 and November 3, 2001, gross profit was $126.8 million or 33.4% of net sales and $141.8 million or 34.5% of net sales, respectively.

The decline in gross profit as a percentage of net sales for the 13 and 39 weeks ended November 3, 2002 from the comparable periods last year was primarily related to higher markdown volume and lower initial mark-up. These impacts for the 39 weeks ended November 3, 2002 were partially offset by improved efficiency in our distribution centers operation. As a percentage of net sales, our distribution centers costs for the 13 weeks ended November 3, 2002 were flat compared to the 13 weeks ended November 3, 2001. The higher markdown rate for the 13 weeks ended November 3, 2002 was a result of clearing slow-moving inventory and retail price reductions on selected items to reinforce the value image of our stores. In addition to the clearance of slow-moving inventory and retail price reductions, the higher markdown volume for the 39 weeks ended November 3, 2002 was also due to increased promotional activity this year, which included our July chain-wide grand re-opening event.

For the 13 weeks ended November 2, 2002, the selling and administrative expenses were $49.1 million, which was consistent with the same period last year. Included in the selling and administrative expenses for the third quarter this year were consulting fees of $910,000. As a percentage of net sales, selling and administrative expenses for the third quarter this year were 36.5%, 280 basis points higher compared to the same period last year. The increase in the selling and administrative expenses ratio this year was due to lower sales volume and the consulting fees mentioned above. Excluding the consulting fees, our selling and administrative expenses were $48.1 million or 35.8% of net sales.

For the 39 weeks ended November 2, 2002, the selling and administrative expenses were $144.9 million or 38.2% of net sales compared to $139.5 million or 34.0% of net sales for the same period last year. Included in these amounts was a charge of $2.1 million recorded during the second quarter of this year in conjunction with the settlement of litigation, and a charge of $1.2 million recorded during the second quarter of last year related to the retirement and replacement of an executive officer. In addition, the current year's selling and administrative expenses included consulting fees of $2.6 million.

Excluding these charges, selling and administrative expenses were $140.2 million or 36.9% of net sales and $138.4 million or 33.7% of net sales for the 39 weeks ended November 2, 2002 and November 3, 2001, respectively. The dollar increase in selling and administrative expenses was primarily a result of increased spending for advertising and store occupancy. Selling and administrative expenses increased as a percentage of net sales due to lower sales volume and increased spending related to the items cited above.

Pre-opening and closing expenses were $366,000 for the 13 weeks ended November 2, 2002 compared to $1.0 million for the same period last year, a decrease of approximately $623,000 or 63.0%. For the 39 weeks ended November 2, 2002, pre-opening and closing expenses were $1.1 million versus $2.9 million for the same period last year, a decrease of approximately $1.8 million. The decrease in pre-opening and closing expenses for the 13 and 39 weeks ended November 2, 2002 from the comparable periods last year was due to the opening of 8 and 21 fewer new stores, respectively, during the current periods versus the same periods last year.

We did not record any amortization of intangibles for the 13 weeks and 39 weeks ended November 2, 2002 versus $422,000 and $1.3 million, respectively, recorded during the same periods last year. This change was due to the elimination of goodwill amortization in conjunction with the adoption of SFAS No. 142 and cessation of amortization associated with prior business acquisitions.

For the 39 weeks ended November 3, 2001, we recorded a stock-based compensation expense of $456,000 due to the removal of the price target of certain stock options.

Interest expense, net was $515,000 and $1.1 million for the 13 weeks and 39 weeks ended November 2, 2002, respectively, compared to $342,000 and $1.1 million for the comparable periods last year. The increase in the interest expense for the current quarter was due to higher average outstanding borrowings on the revolving credit facility.

We recorded an income tax benefit of $1.8 million and $7.8 million for the 13 weeks and 39 weeks ended November 2, 2002, respectively, compared to $234,000 and $1.4 million for the 13 weeks and 39 weeks ended November 3, 2001. The increase in income tax benefit was the result of an increased pre-tax loss compared to the same periods a year ago.

For the 13 weeks and 39 weeks ended November 2, 2002, the net loss was $3.5 million and $12.5 million as compared to $324,000 and $2.0 million for the 13 weeks and 39 weeks ended November 3, 2001. The increase in net loss was a result of the operating and other factors cited above.


Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our $50.0 million revolving credit facility, and internally generated cash flow. Credit terms provided by vendors and other suppliers are usually net 30 days. Amounts, which may be borrowed under the revolving credit facility, are based on a percentage of eligible inventory and accounts receivable, as defined, outstanding from time to time, as more fully described in Note 5 of Notes to Financial Statements. At November 2, 2002, the availability under our revolving credit facility was $14.4 million versus $40.4 million as of November 3, 2001.

During the 39 weeks ended November 2, 2002, we used $34.3 million in operating activities, $8.1 million in investing activities and generated $30.9 million from financing activities, which resulted a net decrease in cash of $11.5 million. For the same period last year, we generated $3.5 million from operating activities, used $10.6 million in investing activities and generated $8.4 million from financing activities, which resulted a net increase in cash of $1.3 million. The change in cash flows from operating activities was primarily due to the higher cumulative operating loss and the reduced number of days payables were outstanding this year. The decrease in cash used in investing activities was due to a reduction in capital expenditures associated with fewer new store openings this year.

We believe that our sources of cash, including the revolving credit facility, will be adequate to finance our operations, capital requirements and debt obligations as they become due for the next twelve months.

Capital Expenditures

We anticipate capital expenditures of approximately $1.5 million for the remainder of the current fiscal year ending February 1, 2003, primarily in connection with the construction of our new distribution center in San Diego, California, in which we plan to consolidate both of our existing San Diego distribution centers. This distribution center will approximate 600,000 square feet and have the capability to service up to 400 stores. We anticipate that it will become operational in our second quarter of fiscal 2003. We estimate the total capital expenditures for this distribution center at approximately $4.5 million, of which we have already paid $1.3 million. We believe the capital expenditures for this facility and other capital requirements will be financed from internal cash flow.


Store Closures and Restructuring Initiatives

As of December 16, 2002, we have closed 24 of the 28 under-performing stores as identified in our Fiscal 2001 restructuring efforts. In addition, we have closed six other stores, as a result of either non-renewable leases or relocation opportunities. We estimate the cash requirement for the remainder of this current fiscal year for the Fiscal 2001 restructuring efforts will be approximately $1.6 million, which we intend to fund from our sources of cash, including the revolving credit facility.

With respect to our Fiscal 2002 restructuring initiatives, as previously discussed in this report, we have already begun closing activities for 12 stores, which we expect will be closed by the end of January 2003. We also expect to complete the consolidation of our corporate overhead structure by February 1, 2003. We will begin the consolidation of our distribution center network beginning with the closure of two distribution centers in San Diego, California. We expect these distribution centers to close during the second quarter of Fiscal 2003 when our new San Diego distribution facility becomes operational.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations, as well as estimated cash requirements related to our restructuring initiatives, as of November 2, 2002. These should be read in conjunction with "Note 3 - Restructuring Charge" and "Note 6 - Long-Term Debt" in the accompanying unaudited financial statements, as well as our fiscal 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.



                                                        (in thousands)
                              Junior                                   Accenture
                           Subordinated   Operating   Restructuring    Consulting
                               Notes        Leases       Charge*      Agreement       Total
                          -------------   ---------   -------------    ----------   -----------
Fiscal Year:
2002 (Remaining 3 months)  $    2,000      $    837       $   1,600     $   196      $   4,633
2003                            3,000        33,726           5,864         -           42,590
2004                            3,000        30,851             -           -           33,851
2005                            5,300        24,113             -           -           29,413
2006                              -          17,736             -           -           17,736
Thereafter                        -          54,647             -           -           54,647
                          -------------   ---------   -------------    ----------   -----------
                           $   13,300      $161,910       $   7,464     $   196      $ 182,870
                          -------------   ---------   -------------    ----------   -----------



* Amounts reflect management's best estimate to complete store closures and other restructuring initiatives

In the first quarter of fiscal 2002, we entered into a master Consulting Services Agreement (the "Agreement") with Accenture LLP ("Accenture") to provide consulting services on merchandise assortment planning and in-season management, advertising effectiveness and brand development. The Agreement was generally terminable on a 30-day notice. In August 2002, this Agreement was amended to reflect a reduction in the scope of services to be provided by Accenture. On November 12, 2002, we terminated the Agreement. In the aggregate, we paid Accenture approximately $2.8 million under the Agreement.

During the first quarter of fiscal 2002, we entered into a lease agreement for our new San Diego distribution facility. The lease is for a term of 12 years. The monthly minimum base rent payment of approximately $225,000 is expected to commence in June 2003.


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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our Junior Subordinated Notes, which are non-interest bearing and discounted at an annual rate of 10%. At November 2, 2002, our long-term debt had a face value of $13.3 million with a net carrying value of $11.2 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in interest rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at November 2, 2002.


Item 4.    Controls and Procedures

Evaluation. Within 90 days prior to the date of this Quarterly Report on Form 10-Q, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Limitations. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will necessarily prevent all errors. Such controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met.

Conclusions. Based upon our evaluation, we have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date or our last evaluation of such internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

           As disclosed in our financial statements for the fiscal year ended February 2, 2002 included in our Form 10-K as filed with the Securities and Exchange Commission, in December 2000, a former employee in our Alameda, California store filed a lawsuit against us (the "O'Hara Lawsuit"). This lawsuit alleged that we violated the California Labor Code and Internal Wage Commission Orders, by classifying store managers and assistant managers as exempt salaried employees and thereby failing to pay them overtime. On November 7, 2002, the court entered an order approving the settlement. However, the settlement does not become effective until the later of 60 days after November 7, 2002 (January 6, 2003) and until any appeals from the court's order are resolved. To date, we are unaware of any appeal of the court's order.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibit

                99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002 by William R. Fields, Chief Executive Officer.

                99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Douglas C. Felderman, Executive Vice President and Chief Financial Officer.

          (b)   Reports on Form 8-K

                Item 5 - On November 19, 2002, we filed a report on Form 8-K regarding the appointment of William R. Fields as Chairman and Chief Executive Officer of the Company effective November 7, 2002 and the appointment of Ronald Rashkow as the Lead Director of the Board of Directors effective November 4, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FACTORY 2-U STORES, INC.

Date: December 17, 2002




By:    /s/Douglas C. Felderman
       ------------------------
       Name:  Douglas C. Felderman
       Title: Executive Vice President and Chief Financial Officer
              (duly authorized officer and principal financial officer)

                                  CERTIFICATION


I, William R. Fields, certify that:

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 17, 2002                        /s/ William R. Fields
                                                ---------------------
                                                Name:  William R. Fields
                                                Title: Chief Executive Officer

                                  CERTIFICATION


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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 17, 2002                     /s/ Douglas C. Felderman
                                             ------------------------
                                             Name: Douglas C. Felderman
                                             Title:Executive Vice President and
                                                     Chief Financial Officer