Form 10-K
period 2003-02-01
FACTORY 2 U STORES INC
filed 2003-05-02
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended February 1, 2003



                         Commission File number 0-16309

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                  YES [X] NO [ ]


At April 25, 2003, the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $55,427,082.

At April 25, 2003, the Registrant had outstanding 15,992,953 shares of Common Stock, $0.01 par value per share.

                                     PART I
Item 1.    Business                                                            3

Item 2.    Properties                                                         11
Item 3.    Legal Proceedings                                                  13
Item 4.    Submission of Matters to a Vote of Security Holders                13




                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters                                                          14
Item 6.    Selected Financial Data                                            16
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         28
Item 8.    Financial Statements and Supplementary Data                        29
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         29



                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 30
Item 11.   Executive Compensation                                             32
Item 12.   Security Ownership of Certain Beneficial Owners and Management     40
Item 13.   Certain Relationships and Related Transactions                     42
Item 14.   Controls and Procedures                                            43



                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    44

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

In December 1995, Congress enacted the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934 which provide protection from liability in private lawsuits for "forward-looking" statements made by specified persons. We desire to take advantage of the "safe harbor" provisions of the Act.

Certain statements in this Annual Report on Form 10-K, or in documents incorporated by reference into this Annual Report on Form 10-K, are forward-looking statements, which are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectation concerning future results and events. These forward-looking statements generally may be identified by the use of phrases such as "believe", "expect", `estimate", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following factors, among others, could affect our future results, performance or achievements, causing these results to differ materially from those expressed in any of our forward-looking statements: general economic and business conditions (both nationally and in regions where we operate); trends in our business and consumer preferences, especially as may be impacted by economic weakness on consumer spending; the effect of government regulations and legislation; litigation and other claims that may be asserted against us; the effects of intense competition; changes in our business strategy or development plans, including anticipated growth strategies and capital expenditures; the challenges and costs associated with maintaining and improving technology; the costs and difficulties of attracting and retaining qualified personnel; the effects of increasing labor, utility, fuel and other operating costs; our ability to obtain adequate quantities of suitable merchandise at favorable prices and on favorable terms and conditions; the effectiveness of our operating initiatives and advertising and promotional strategies and other factors described in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission.

We do not undertake to publicly update or revise any of our forward-looking statements, whether as a result of new information, future events and developments or otherwise, except to the extent that we may be obligated to do so by applicable law.


                                     PART I

Item 1.  Business

GENERAL

We operate a chain of off-price retail apparel and housewares stores in Arizona, Arkansas, California, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington. We sell branded casual apparel for the family, as well as selected domestic and household merchandise at prices that generally are significantly lower than other discount stores.

Our stores average approximately 15,000 square feet and are located mostly in shopping centers. Our products include a broad range of family apparel, domestic goods and houseware products. Our typical customers are families with more than the average number of children and average household income of approximately $35,000, which generally are profiled as discount store shoppers. Our merchandising strategy is to offer first quality recognizable national and discount store brands at a substantial discount, generally 20% to 50% below prices offered by other discount chains. Our stores are well lit and present the merchandise primarily on hanging fixtures. We also use strategically placed in-store signage to emphasize savings and create increased customer awareness.

We define our fiscal year by the calendar year in which most of our business activity occurs (the fiscal year ended February 1, 2003 is referred to as fiscal
2002).

OPERATIONS

Recent Developments

As in fiscal 2001, we experienced a continuation of declining sales volume in fiscal 2002 with a decrease of 7.7% in comparable store sales for the year. The decline in comparable store sales was the result of lower transaction counts and lower purchase size. We believe there were a number of factors that contributed to the lower sales in fiscal 2002: (1) general economic malaise on the part of the consumer, partly exacerbated by the September 11 terrorists attacks and the threat of war in Iraq, (2) extreme price competition within the retail industry, which made it more difficult to maintain our price advantage, (3) higher fuel and utility costs, particularly in the state of California where more than half of our stores are located, (4) the pronounced effects of the September 11 terrorists attacks on our 17 stores located near the Mexican border, and (5) the deployment of United States armed forces overseas and the related negative impacts on our 42 stores located near military bases.

In response to declining sales and operating losses over the last two fiscal years, we have taken steps designed to improve our future operating performance. To that end, on February 6, 2002, we announced a restructuring plan (fiscal 2001 restructuring) for the purpose of improving future operating results, which principally consisted of closing 28 unprofitable stores, realignment of our field organization and workforce reductions. We recorded a $21.2 million pre-tax charge in fiscal 2001 related to this restructuring effort.

Beginning in November 2002, we also made a number of changes to our senior management team. In November 2002, we announced the appointment of William R. Fields to the position of Chairman and Chief Executive Officer, succeeding Michael Searles, our former Chairman and Chief Executive Officer. During fiscal 2002, we also appointed Edward Wong to the new position of Executive Vice President, Supply Chain and Information Technology, Melvin Redman to the position of Executive Vice President, Store Operations and Distribution and Larry Kelley to the position of Executive Vice President, Merchandising and Marketing. In a continuing effort to improve operating results, on December 6, 2002, we announced additional restructuring initiatives, which included the closure of another 23 under-performing stores, consolidation of our distribution center network, and reorganization of our corporate overhead structure (fiscal 2002 restructuring). In connection with this fiscal 2002 restructuring, we recorded a $14.4 million pre-tax charge. In addition, we announced efforts to liquidate our slow-moving and aged inventory chain-wide. We incurred a pre-tax charge of $16.1 million related to clearing slow-moving inventory and an inventory valuation allowance.

As a result of our financial results over the past two fiscal years, bankruptcy filings by a number of well-known retail chains during calendar year 2002 and the general weak economic environment, shortly after the Christmas selling season we experienced a tightening of credit extended to us by our vendors and the credit community for merchandise purchases. The initial impact of this credit tightening was a disruption of product flow to our stores in January, February and to a lesser extent March of 2003. This credit environment required us, in many cases, to meet accelerated payment terms in order to re-establish a consistent flow of product and assure a level of inventory for Spring 2003 business. The acceleration of payment terms, in turn, adversely affected our liquidity and, to some extent, further weakened our existing credit standing.

In an effort to improve our liquidity position, obtain more reasonable credit terms and provide for a consistent flow of merchandise to our stores, we initiated a series of financing transactions, in addition to taking steps to accelerate the recognition of tax loss carry-back benefits. On March 6, 2003, we completed the private offering of approximately 2.5 million shares of our common stock for aggregate proceeds of approximately $5.7 million, net of placement fees. In addition, during March 2003, we received an $8.2 million federal tax refund as a result of utilizing tax loss carry-back benefits. On April 10, 2003, we completed a $7.5 million debt financing transaction consisting of a $6.5 million junior term note secured primarily by inventory and accounts receivable and a $1.0 million term note secured primarily by equipment and other assets. We also anticipate completing a sale/leaseback transaction covering distribution equipment to be located in our new Otay Mesa distribution center with a value of between $3.0 million and $4.0 million in the second quarter of fiscal 2003.

In April 2003, we have experienced an improved flow of merchandise product to our stores, a loosening of credit terms from the credit community and improved liquidity as a result of our capital raising efforts. To a large extent, our ability to obtain merchandise in the future on credit terms consistent with those that we have received historically will depend upon our ability to improve future operating results as measured by comparable store sales growth and operating margins.

Operating Strategy

At Factory 2-U, our goal is to become the nation's premier "Extreme Value Retailer" - providing the lowest price in the marketplace by using our aggressive, unique buying techniques. More specifically, we seek to be the leading off-price casual apparel, domestic goods and houseware retailer to families with more than the average number of children and whose household income is approximately $35,000 in the markets we serve.

The major element of our operating strategy is to provide value to customers on national and discount brand apparel and houseware merchandise. We emphasize providing value to our customers by selling merchandise offered by national discount chains at savings of generally 20 to 50% below their prices. We buy excess in-season inventory of recognized brands at bargain prices and pass along the savings to our customers. We believe we are positioned to help families dress, decorate their homes and entertain their children at a great value.

Buying and Distribution

We purchase merchandise from domestic manufacturers, jobbers, importers and other vendors. Historically, our payment terms have typically been net 30 days. While we continually add new vendors, we have maintained stable and good business relationships with certain established vendors. However, we do not maintain any long-term or exclusive purchase commitments or agreements with any vendors. We believe that there is a substantial number of additional sources of supply of first quality, national and discount brand merchandise that will meet our inventory needs.

Unlike traditional department stores and discount retailers (that primarily purchase merchandise in advance of the selling season, for example, back-to-school is purchased by March), we purchase approximately 80% of our merchandise in-season (i.e., during the selling season). These in-season purchases generally represent closeouts of vendors' excess inventories remaining after the traditional wholesale selling season and are often created by other retailers' order cancellations. We believe that in-season buying practices are well suited to our customers, who tend to make purchases on an as-needed basis during the season. For years, our customers have substantiated this pattern, which has helped shape the way Factory 2-U does business.

Our in-season buying practice is facilitated by our ability to quickly process orders and ship merchandise through our distribution centers to our stores. At our administrative headquarters, we receive daily store sales and inventory information from point-of-sale equipment located at each of our stores. This data is reported by stock keeping unit (SKU), permitting us to tailor purchasing and distribution decisions on an as-needed basis. Our chain-wide computer network, which is currently being upgraded with a view to enhanced allocation and markdown capabilities, also facilitates communications between store management with timely pricing and distribution information.

Generally, manufacturers ship goods directly to our distribution centers or freight consolidators who then ship directly to our distribution centers. We then deliver merchandise from our distribution centers to our stores within just two or three days of receipt utilizing the services of independent trucking companies. We do not typically store merchandise at our distribution centers from season to season. We believe we are a desirable customer for vendors seeking to liquidate inventory because we can take immediate delivery of large quantities of in-season goods. We rarely request markdown concessions, advertising allowances or special shipping requirements, but insist on the lowest price possible.

Merchandising and Marketing

Our merchandise selection, pricing strategies and store formats are designed to reinforce the concept of value and maximize the customer enjoyment of shopping at our stores. Our stores offer customers a diverse selection of first quality, in-season merchandise at prices that generally are lower than those of competing discount stores in their local markets. Our stores generally carry an assortment of brand name labels, including nationally recognized brands.

We deliver new merchandise to our stores at least weekly to encourage frequent shopping trips by our customers and to maximize our inventory turn. As a result of our purchasing practices and the nature of off-price retail industry, store inventory may not always include a full range of colors, sizes and styles in a particular item. We believe that price, quality and product mix are more important to our customers that the availability of a specific item at a given time.

It is important that we emphasize inventory turns in our merchandising and marketing strategy. Our merchandise presentation, pricing below discounters, weekly store deliveries, staggered vendor shipments, promotional advertising, store-tailored distribution and prompt price reductions on slow-moving items are all designed to increase inventory turn. We believe that the pace of our inventory turn leads to increased profits, lower markdowns, and efficient use of capital and customer urgency to make purchase decisions.

Our stores are characterized by easily accessible merchandise displayed on hanging fixtures and open shelves in well-lit areas. Our prices are clearly marked with the comparative retail-selling price often noted on the price tag.

Our major advertising vehicle is the use of a full-color "tab" showing actual photos of our merchandise and also telling our story. Our print media is delivered to consumers through both direct mail and newspaper inserts. Some of our other advertising programs include radio commercials and billboards, as well as various local promotional activities from time to time.

As we move forward, we will continue to evolve our "Extreme Value Retailing" position. It is an important, ownable marketing position that we feel will address more and more customers each day; a growth strategy we have the utmost confidence in.

Our Stores

Our stores emphasize value to the customer and satisfaction to develop customer loyalty and generate repeat business. If a customer is not completely satisfied with any purchase, we will make a full refund or exchange. Most of our sales are for cash, although we accept checks, debit and credit cards. We do not issue credit cards, but do offer layaway and gift card programs. Our layaway program is important to our customers, many of whom do not possess credit cards, because it permits them to pay for purchases over time. In general, our store business hours are from 9:00 am to 9:00 pm, seven days a week.

As of April 25, 2003, we operated 243 stores located in Arizona, Arkansas, California, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington, under various operating leases with third parties. Our stores are located in rural and lower to moderate income suburban communities and in densely populated metropolitan areas. Most of our stores are located in shopping centers. Our stores range in size from 6,000 square feet to 34,800 square feet, averaging approximately 15,000 square feet.

We generally lease previously occupied store sites on terms that we believe are more favorable than those available for newly constructed facilities. We select store sites based on demographic analysis of the market area, sales potential, local competition, occupancy costs, operational fit and proximity to existing store locations. After we sign a new store lease, our new store opening team prepares the store by installing fixtures, signs, dressing rooms, checkout counters, cash register systems and other items. Once we take possession of a store site, it takes approximately eight weeks to open a new store.

Our average store opening costs for equipment, fixtures, leasehold improvements and pre-opening expenses approximate $295,000. Our average initial inventory for a new store currently approximates $160,000, net of trade credit. Generally, during the two to three month grand opening period, our new stores achieve sales that are 150% to 200% higher than the expected annualized net sales.

Our stores typically employ one store manager, two to three assistant store managers and/or store supervisors, and 15 to 20 sales associates, most of whom are part-time employees. We train new store managers, assistant store managers and store supervisors in all aspects of store operations through our management-training program. Our other store personnel are trained on site. We often promote experienced assistant store managers to fill open store manager positions. Our store managers participate in a bonus plan in which they are awarded bonuses upon achieving established operating objectives.

We continually review store performance and from time to time close stores that do not meet our minimal financial performance criteria. The costs associated with closing stores consist primarily of inventory liquidation costs, provisions to write down assets to net realizable value, teardown costs and the estimated cost to terminate the lease. Prior to December 31, 2002, such costs were charged to operations during the fiscal year in which the decision was made to close a store. For all closing decisions initiated after December 31, 2002, the closing costs will be recognized when they are incurred.

We maintain customary workers compensation, commercial liability, fire, theft, business interruption and other insurance policies for all store, distribution and corporate office locations.

Employees

As of April 25, 2003, we had 4,577 employees (2,484 of whom were part-time employees). Of that total, 4,239 were store employees and store field management, 247 were executives and administrative employees and 91 were warehouse employees. None of our employees are subject to collective bargaining agreements and we consider relations with our employees to be good.

Trademarks

Except for the trade names "Factory 2-U" and "Family Bargain Center", which are federally registered trademarks, we do not have any material trademarks.

Government Regulation

Our business operations are subject to federal, state and local laws, regulations and administrative practices. We believe we are in substantial compliance with all federal, state and local laws and regulations governing our business operations and we have obtained all material licenses and permits required to operate our business. We believe that the compliance burdens and risks relating to these laws and regulations do not have a material adverse effect on our business.

Risk Factors

New Store Growth

In fiscal 2002, 2001 and 2000, we opened 12, 39 and 70 stores, respectively. During fiscal 2002 and 2001, we closed 50 stores. As of April 25, 2003, we had opened one new store and currently expect to open one additional new store in fiscal 2003. We have significantly reduced our new store growth in fiscal 2003 as a result of our recent financial performance and liquidity position.

New store growth is dependent upon many factors, including general economic conditions, our financial condition and liquidity, availability and cost of real estate, and our ability to identify suitable markets and sites for our new stores. In addition, we must be able to continue to hire, train, motivate and retain managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure that we will be able to achieve our future expansion goals. Any failure by us to obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

We also cannot assure that any new store growth will improve our oprating margins. A variety of factors are critical to the success of our new stores and such factors include but are not limited to store sales, store location, store size, lease terms, initial advertising effectiveness and brand recognition. We cannot assure that our new stores will achieve the sales per selling square foot and store contributions required to meet our minimum operational performance criteria. If our new stores on average fail to achieve our minimum operational performance criteria, new store expansion could produce a decrease in our overall sales per selling square foot and store contributions. Increases in advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in our operating margins.

Our Store Concentration in California Poses Localized Risks

As of April 25, 2003, we operated 127 stores in California, representing over half of our total store base. Accordingly, our results of operations and financial condition largely depend upon trends in the California economy. Operating costs, such as minimum wage, health care, workers' compensation, utilities and fuel in California have been significantly higher than other regions in the country where we currently operate. If operating costs continue to increase in California, they could continue to pose a negative impact to our overall store contribution and operating margins. In addition, California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

The costs associated with workers' compensation insurance in the state of California have increased significantly over the past two years. These cost increases are related to the average cost per claim and the related state benefits. In the state of California, the average workers' compensation claim is significantly higher than the other states where we currently operate. In January 2003, the state of California increased the maximum workers' compensation benefits by approximately 20 percent. With these continued workers' compensation cost increases and the uncertain economy, the continued rise in benefits could have a material impact on operating results in the future.

In California, we employ, both in our stores and in our corporate headquarters, a substantial number of employees who earn wages near or at the minimum wage. Actions by both the federal and California state government have increased and may continue to increase the minimum wages that we must pay to such employees. We can make no assurances that these or other future wage increases will not have a negative impact on operating results in the future.

Utility costs for electricity and natural gas in California have risen significantly. These costs may continue to increase due to the actions of federal and state governments and agencies, as well as other factors beyond our control. We have attempted to mitigate such increases through energy conservation measures and other cost cutting steps. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of these utility cost increases in the future. In addition, increasing utility and fuel costs, together with high unemployment, may significantly reduce the disposable income of our target customers. There can be no assurance as to the impact these cost increases may have on sales to our core customer base in California or elsewhere.

Disruptions in Receiving and Distribution Could Impact Our Business

Well-organized and managed receiving and shipping schedules and the avoidance of interruptions are vital our success. From time to time, we may face unexpected demands on our distribution operations that could cause delays in delivery of merchandise from our distribution centers to our stores. A fire, earthquake or other disaster at our distribution centers that disrupts the flow of merchandise for any length of time could negatively impact our operating results and financial condition. We maintain commercial property and business interruption, earthquake and flood insurance.

During April and May 2003, we will be closing our two existing distribution centers in San Diego and consolidating their operations into a single, new distribution center in San Diego. We may face unexpected or unforeseen demands, disruptions or costs that could adversely affect our distribution center operations and delay or interfere with our ability to deliver merchandise from our distribution facility to our stores in connection with this consolidation.

Relationships with Our Vendors and the Availability of Close-Out and Excess In-Season Merchandise Affect Our Business

Our success depends in large part on our ability to locate and purchase quality close-out and excess in-season merchandise at attractive prices. We cannot be certain that such merchandise will continue to be available in the future. Further, we may not be able to find and purchase merchandise in quantities necessary to accommodate our immediate needs or future growth.

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

In addition, our ability to purchase merchandise depends upon our receiving credit support from trade vendors or the credit community that extends financing terms to certain of our vendors. In light of general economic conditions and our recent financial performance, the credit community has either withdrawn or reduced their extension of credit for our purchase orders, which has disrupted our ability to purchase merchandise and impaired our business. Our recently completed equity and debt financing transactions have led to increased support from the credit community and our vendors. However, any further withdrawal or reduction of the extension of credit from the credit community and our vendors may negatively impact our ability to purchase merchandise at attractive prices, disrupt product flow and adversely affect our operating results.

Our Business is Subject to Seasonality

We have historically realized our highest levels of sales and income during the third and fourth quarters of our fiscal year (the quarters ending in October and January) as a result of the "Back to School" (July and August) and Christmas (November and December) seasons. Any adverse events during the third and fourth quarter could therefore affect our financial performance. Historically, we have realized a significant portion of our net sales and net income during these two quarters. In anticipation of the "Back to School" and Holiday seasons, we may purchase substantial amounts of seasonal merchandise. If for any reason our net sales during these seasons were to fall below seasonal norms and/or our expectations, a seasonal merchandise inventory imbalance could result. If such an imbalance were to occur, markdowns might be required to clear excess inventory. Our operating results could be adversely affected by higher than expected markdowns.

We Face Intense Competition

We operate in a highly competitive marketplace. We compete with large discount retail chains, such as Wal-Mart, K-Mart, Target and Mervyn's, and other off-price chains, such as TJ Maxx, Ross Stores, Marshall's and Big Lots, some of which have substantially greater resources than ours. We also compete with independent and small chain retailers and flea markets (also known as "swap meets"), which serve the same low and low-middle income market. In the future, new companies may also enter the deep-discount retail industry. Although we believe that we are positioned to compete on the basis of the principal competitive factors in our markets, which are price, quality and site location, we cannot assure that we will be able to compete successfully against our current and future competitors.

Over the past two years, the retail industry has experienced price deflation, primarily due to a weak economy and intense competition. We compete in the discount retail merchandise business, which is a highly competitive environment that subjects us to the price competition, the potential for lower net sales and decreased operating margins. We expect the competition will continue and increase in the future. In addressing this competitive environment, we have initiated new merchandise strategies, including new price point offerings, better execution of our core businesses and a revised print advertising tab; all designed to improve customer frequency and attract new customers. However, we can make no assurances that these strategies and other actions taken will be adequate to minimize our exposure to any negative impacts due to competition.

Our Business is Vulnerable to Economic Factors Beyond Our Control

Our ability to provide quality merchandise at everyday low prices profitably could be hindered by certain economic factors beyond our control, including but not limited to:

o        increases in inflation;
o        increases in operating costs;
o        increases in employee health care and workers' compensation costs;
o        increases in prevailing wage levels; and
o        decreases in consumer confidence levels.

Terrorism and War May Affect Our Business

Terrorist attacks, such as the attacks that occurred in New York and Washington
D. C. on September 11, 2001, the response by the United States initiated on October 7, 2001, the war in Iraq that began on March 20, 2003 and other acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate, and our operations and operating results. The near-term and long-term effects of war and any future terrorist attacks may have for our customers, the market for our common stock, the markets for our products and the economy of the United States of America are uncertain. The consequence of any terrorist attack or any armed conflicts that may result are unpredictable, and we are unable to foresee events that could have an adverse effect on our markets or our business.

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

In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products and we train our employees on how to handle and dispose of them. We cannot assure that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

Effects of Anti-Takeover Provisions and Control by Our Existing Major
Shareholders

In addition to some governing provisions in our Certificate of Incorporation and Bylaws, we are also subject to certain Delaware laws and regulations which could delay, discourage and prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit our shareholders and us. Moreover, we have a single shareholder that currently owns more than 20% of our voting stock. As a result, they may have certain ability to influence all matters requiring the vote of our shareholders, including the election of Board of Directors and most or our corporate actions. They may also control our policies and potentially prevent a change in control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

The Market Price of Our Common Stock has had Substantial Fluctuation

The market price of our common stock has fluctuated substantially since our recapitalization occurred in November 1998. Trading prices for our common stock could fluctuate significantly due to many factors, including:

o   the depth of the market for our common stock;
o changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
o   variations in our operating results and financial condition;
o   conditions or trends in our industry;
o   additions or departures of key personnel; and
o   future issuances of our common stock.

AVAILABLE INFORMATION

We make available at our web site, www.factory2-u.com, our filings on Form 10-K, 10-Q, 8-K and amendments thereto, as soon as reasonably practical after we file such materials with the Securities and Exchange Commission. All such materials are free of charge. Any information that is included on or linked to our Internet site is not a part of this report or any registration statement that incorporates this report by reference.


Item 2.  Properties

As of April 25, 2003, we operated 243 retail stores located in 10 states, under various operating leases with third parties. Our store locations include shopping centers, downtown business districts, malls and freestanding sites. Each store lease is separately negotiated. The lease term for our stores is between five to ten years with renewal options typically in five-year increments. Approximately 98% of our leases are "triple net leases" under which we are required to reimburse landlords for insurance, real estate taxes and common area maintenance costs; however, for many of those leases, we have negotiated reimbursement limitations on common area costs. As well as the monthly minimum base rent, some of our store leases require additional rent, which generally is based on an agreed percentage of sales in excess of a specified sales level. Our store rent expense for the fiscal year ended February 1, 2003 was approximately $38.1 million.

At February 1, 2003, we operated 244 stores under the name Factory 2-U. The number of stores we operated in each quarter during fiscal year 2002, 2001 and 2000 were as follows:


                                               2002        2001        2000
                                             --------    --------    --------
As of the beginning of the first quarter        279         243         187
Open                                              5           9          25
Close                                           (28)         (1)         (9)
                                             --------    --------    --------
As of the end of the first quarter              256         251         203
Open                                              3          12          11
Close                                            (2)          -          (3)
                                             --------    --------    --------
As of the end of the second quarter             257         263         211
Open                                              4          12          20
Close                                             -          (2)          -
                                             --------    --------    --------
As of the end of the third quarter              261         273         231
Open                                              -           6          14
Close                                           (17)          -          (2)
                                             --------    --------    --------
As of the end of the fourth quarter             244         279         243


Subsequent to February 1, 2003, we opened one new store and closed two stores.

As of April 25, 2003, our stores were located as follows:


   State      Strip Center    Downtown    Power Center    Freestanding    Mall    Total
   -----      ------------    --------    ------------    ------------    ----    -----
Arizona                24           2               4              1         1      32
Arkansas                2           -               -              -         -       2
California             98           6              17              3         3     127
Idaho                   1           -               -              -         -       1
Nevada                  7           -               1              -         -       8
New Mexico              8           -               1              -         -       9
Oklahoma                1           -               -              -         -       1
Oregon                 10           -               4              1         -      15
Texas                  24           -               4              1         5      34
Washington              9           2               2              -         1      14
              ------------    ---------   ------------    ------------    -----   -----
        Total         184          10              33              6        10     243
              ------------    ---------   ------------    ------------    ------  -----


Our headquarters are located in a 208,460 square-foot multi-use facility at 4000 Ruffin Road, San Diego, California. This facility consists of 58,460 square feet of office space and 150,000 square feet of distribution space. The lease on this facility expires in September 2005. The lease provides for annual base rent at an average of approximately $1.3 million for the remaining lease term. We also lease another 150,000 square foot distribution facility located at 7130 Miramar Road, San Diego, California. This lease expires in September 2005 and provides for annual base rent at an average of approximately $871,000 for the remaining lease term. Upon the opening of our new Otay Mesa distribution center in San Diego, California, currently anticipated in the second quarter of fiscal 2003, we will cease distribution activities at Ruffin Road and Miramar Road. The lease on this new distribution facility expires in July 2015 and provides for an annual base rent of approximately $2.6 million. We are currently seeking disposition of the leases for these two distribution facilities, although there can be no assurance that we will be able to dispose of these leases on favorable terms or at all.

In February 2001, we opened a 300,000 square-foot distribution center at 1875 Waters Ridge Drive, Lewisville, Texas. The lease for this facility expires in December 2007 and provides for annual base rent at an average of approximately $1.1 million for the remaining lease term. In conjunction with the expected opening of the new Otay Mesa distribution center in the second quarter of fiscal 2003, we plan to transfer the Texas distribution function to the new Otay Mesa distribution center upon the disposition of the lease for the Texas facility, although there can be no assurance that we will be able to do so.


Item 3.  Legal Proceedings

On December 15, 2000, Pamela Jean O'Hara ("O'Hara"), a former employee in our Alameda, California store, filed a lawsuit against us entitled "Pamela Jean O'Hara, Plaintiff, vs. Factory 2-U Stores, Inc., et al., Defendants", Case No. 834123-5, in the Superior Court of the State of California for the County of Alameda (the "O'Hara Lawsuit"). On August 2, 2001, O'Hara and four other former employees in our Alameda store filed a Second Amended Complaint in the O'Hara Lawsuit.

The Second Amended Complaint in the O'Hara Lawsuit alleges that we violated the California Labor Code and Industrial Wage Commission Orders, as well as the California Unfair Competition Act, by failing to pay overtime to the plaintiffs. Plaintiffs purport to bring this action on behalf of themselves and all other store managers, assistant store managers and other undescribed "similarly-situated employees" in our California stores from December 15, 1996 to present. The Second Amended Complaint sought compensatory damages, interest, penalties, attorneys' fees, and disgorged profits, all in unspecified amounts. The Second Amended Complaint also sought injunctive relief requiring payment of overtime to "non-exempt" employees. On September 4, 2001, we filed an answer in which we denied the material allegations of the Second Amended Complaint.

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

We made a settlement offer to each member of the two plaintiffs classes, pursuant to which we offered to pay $1,000 for each year of service (or a pro rata portion of each partial year) after December 15, 1996 and between February 1, 2002 in exchange for a release of all overtime claims. Approximately 263 members of the plaintiff classes accepted the settlement offer.

In August 2002 we reached a tentative settlement of the O'Hara Lawsuit. On November 7, 2002, the Court entered an order granting final approval of the settlement agreement. Pursuant to the settlement agreement, we have agreed to pay the plaintiff class members (and their attorneys) a total of $2,000,000 in settlement of all their claims. The settlement became effective as of April 25, 2003.

On or about April 28, 2003, Lynda Bray and Masis Manougian, two of our current employees, filed a lawsuit against us entitled "Lynda Bray, Masis Manougian, etc., Plaintiffs, vs. Factory 2-U Stores, Inc., etc., Defendants", Case No. RCV071918 in the Superior Court of the State of San Bernardino (the "Bray Lawsuit"). The complaint in the Bray Lawsuit alleges that we violated the settlement agreement in the O'Hara Lawsuit, the California Labor Code, Industrial Wage Commission Orders and the California Unfair Competition Act by failing to pay wages and overtime for all hours worked, by failing to document all hours worked, by threatening to retaliate against employees who sought to participate in the settlement of the O'Hara Lawsuit and by failing to inform prospective employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of our California stores at any time after December 15, 1996. Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

We believe that the material allegations of the complaint in the Bray Lawsuit are false and that each of the claims asserted in the Bray Lawsuit is meritless. We also believe that the settlement in the O'Hara Lawsuit bars some of the claims asserted in the Bray Lawsuit. We intend to vigorously defend against the Bray Lawsuit.



Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended February 1, 2003.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

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


                                                 High            Low
                                                 ----            ---
        Fiscal 2001
        -----------
        13 weeks ended May 5, 2001              $42.62          $21.00
        13 weeks ended August 4, 2001           $34.85          $18.00
        13 weeks ended November 3, 2001         $23.55          $12.89
        13 weeks ended February 2, 2002         $20.90          $14.17

        Fiscal 2002
        -----------
        13 weeks ended May 4, 2002              $18.31          $11.35
        13 weeks ended August 3, 2002           $16.49          $10.61
        13 weeks ended November 2, 2002         $10.91          $ 1.11
        13 weeks ended February 1, 2003         $ 5.64          $ 1.45

        Fiscal 2003 ending January 31, 2004
        -----------------------------------
        Through April 25, 2003                  $ 5.17          $ 1.67



As of April 25, 2003, we had approximately 236 stockholders of record and approximately 2,082 beneficial stockholders.

Dividend Policy

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any cash dividends on our Common Stock in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, cash requirements and contractual, legal and regulatory restrictions relating to the payments of dividends and any other factors that our Board of Directors deems relevant. We are contractually prohibited from paying cash dividends on our Common Stock under the terms of our existing revolving credit facility and junior subordinated notes without the consent of the lender and note holders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Revolving Credit Facility."

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our Amended and Restated 1997 Stock Option Plan, together with information relating to our common stock that may be issued under plans not approved by stockholders.



                                 (a)               (b)             (c)
                                                            Number of Securities
                                                            Remaining Available
                                                Weighted    for Future Issuance
                              Number of          Average       Under Equity
                          Securities to be      Exerxise    Compensation Plans
                        Issued Upon Exercise    Price of   (Excluding Securities
                           of Outstanding     Outstanding      Reflected in
Plan Category                  Options           Options       Column (a))
------------------      --------------------  -----------  ---------------------
Equity Compensation           1,273,404          $ 14.25           93,942
Plans Approved by
Stockholders

Equity Compensation Plans       450,000          $  2.32      Not Applicable
Not Approved by
Stockholders*

-------------------------------------------------------------------------------

* Represents shares of common stock to be issued under outstanding options in connection with individual agreements described under "Compensation of Directors and Executive Officers - Employment Contracts with Named Executive Officers." All such shares will be issued under our Amended and Restated 1997 Stock Option Plan if approved by our stockholders, but have been excluded from the calculation of shares to be issued under the Plan for purposes of this table because we are contractually obligated to issue them outside of the Plan if an appropriate amendment to the Plan is not approved.


Unregistered Sales of Securities

On March 6, 2003, we completed the private offering of 2,515,379 shares of our common stock to accredited investors for aggregate proceeds of $5,712,804 (net of placement agent fees of $217,415), together with a warrant to purchase an additional 75,000 shares of our common stock. The warrant, issued to the placement agent, is exercisable at a purchase price of $3.50 per share and expires on March 6, 2006. This offering was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.

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


                                                                 Fiscal Year Ended
                                                                 -----------------
                                             February 1, February 2, February 3, January 29, January 30,
                                              2003 (1)    2002 (2)    2001 (3)     2000 (4)    1999 (5)
                                             ----------- ----------- ----------- ----------- ----------
                                                 (in thousands, except per share and operating data)
Statement of Operations Data
----------------------------
Net sales                                    $  535,270  $  580,460   $ 555,670  $ 421,391  $  338,223
Operating income (loss)                         (45,050)    (16,786)     31,868     22,753      10,464
Income (loss) from continuing operations
  before income taxes and extraordinary
  items                                         (46,661)    (17,746)     30,322     20,481       6,275
Net income (loss)                               (28,509)    (10,896)     21,264     12,442       2,269
Dividends on Series A preferred stock               -           -           -          -         2,593
Dividends on Series B preferred stock               -           -           -          -         2,210
Inducement to convert preferred stock to
  common stock                                      -           -           -          -         2,804
Net income (loss) applicable to common stock    (28,509)    (10,896)     21,264     12,442      (5,338)
Weighted average shares outstanding
  Basic                                          12,957      12,807      12,589     12,214       3,381
  Diluted                                        12,957      12,807      13,066     12,864       3,381
Income (loss) before extraordinary items and
  discontinued operations applicable to
  common stock
  Basic                                           (2.20)      (0.85)       1.69       1.02       (0.77)
  Diluted                                         (2.20)      (0.85)       1.63       0.97       (0.77)
Net income (loss) per common stock
  Basic                                           (2.20)      (0.85)       1.69       1.02       (1.58)
  Diluted                                         (2.20)      (0.85)       1.63       0.97       (1.58)

Operating Data
--------------
Number of stores at fiscal year end                 244         279         243        187         168
Total selling square footage at fiscal
  year end                                    3,021,000   3,459,000   2,979,000  2,169,000   1,804,000
Sales per average selling square foot         $     167   $     178   $     211  $     209   $     192
Comparable store sales increase (decrease)        (7.7%)      (8.7%)       4.4%      10.3%       10.9%

Balance Sheet Data
------------------
Working capital (deficit)                     $  (2,913)  $  14,633   $  18,896  $   1,241   $  (9,179)
Total assets                                    126,504     155,709     142,265    108,466      90,167
Long-term debt and revolving credit
facility, including current portion              15,746      10,376      11,218     11,067      13,773
Stockholders' equity                             44,319      70,566      79,737     46,430      27,765


------------------------------------------------------------------------------------------------------

(1)  Included the following pre-tax expenses:
     (a) $16.1 million related to clearing slow-moving inventory and an inventory valuation allowance (cost of sales),
     (b) $2.8 million related to a long-term consulting project, which was terminated in November 2002,
     (c)  $2.1 million related to a litigation settlement,
     (d) $14.4 million related to fiscal 2002 restructuring efforts, partially offset by a $5.0 million reserve reduction related to the fiscal 2001 restructuring efforts (as a result of favorable experience with lease termination costs),
     (e) $0.8 million related to the separation agreement of our former Chief Executive Officer, and
     (f)  $2.2 million write-down of shareholders and trade notes receivable.


(2) Included pre-tax expenses of $21.2 million related to fiscal 2001 restructuring efforts, $0.5 million non-cash stock option charge, and $1.1 million related to the retirement and replacement of our former General Merchandising Manager.

(3) Fiscal year included 53 weeks. Included pre-tax expenses of $4.8 million non-cash charge for performance-based stock options, partially offset by a $1.2 million condemnation award and $2.9 million after-tax reduction to our tax valuation allowance.

(4) Included a pre-tax $2.1 million non-cash charge related to performance-based stock options.

(5) Included pre-tax expenses of $1.0 million related to the merger of our wholly-owned subsidiary, $2.4 million in connection with the hiring of our President and Chief Executive Officer, and $2.8 million related to the exchange of subordinated reorganization notes.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and "Financial Statements and Supplementary Data."

General

We operate a chain of off-price retail apparel and houseware stores in Arizona, Arkansas, California, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington. We sell branded casual apparel for the family, as well as selected domestic and household merchandise at prices that generally are significantly lower than other discount stores.

During fiscal 2001, we faced a difficult economic environment with a slowing economy, the impact of terrorist attacks on September 11, 2001 and a highly promotional environment within the retail industry. In addition, our customers and we experienced rising utility costs in California where half of our stores are located. We believe that our core customers were economically disadvantaged as a result of the difficult economic environment. Fiscal 2001 was a difficult year for retailers, particularly those with an apparel emphasis. We experienced declining comparable store sales, increased costs and declining operating margins in fiscal 2001.

As part of our ongoing store evaluation process, in the fourth quarter of fiscal 2001, we reviewed our real estate portfolio and store operating performance and decided to close 28 under-performing stores (i.e., stores that did not meet the minimum financial performance criteria). We learned that in new markets, and particularly in a difficult economic environment, we initially required a larger population of our core demographic consumer to achieve our financial objectives. In conjunction with the store closures, we realigned our field organization and streamlined our workforce. As a result of these fiscal 2001 restructuring initiatives, we recorded a pre-tax restructuring charge of $21.2 million, including lease termination costs of $13.7 million, inventory liquidation costs of $2.9 million, fixed asset write-downs of $2.1 million, employee termination costs of $1.2 million and other costs of $1.3 million. As of April 25, 2003, we had closed all of these under-performing stores and successfully terminated the lease obligations of 21 stores. In light of the favorable experience related to the costs of closing these stores, we reduced the reserve for the fiscal 2001 restructuring initiatives by approximately $5.0 million during the fourth quarter of fiscal 2002.

During fiscal 2002, we continued to experience declining transaction counts, declining purchase size, increased competition, rising operating costs and a slow economy. These factors were exacerbated by the lingering effects of the September 11 terrorist attacks and fear of war in Iraq. We have 59 stores that are near military bases or the Mexican border that have been negatively impacted due to increased security at border crossings and troop mobilizations.

We have experienced some significant changes in our senior management team in fiscal 2002. In November 2002, we announced the appointment of our current Chairman and Chief Executive Officer, William R. Fields. In addition, we appointed Melvin Redman, Executive Vice President - Store Operations and Distribution; Larry Kelley, Executive Vice President - Merchandising and Marketing; and Edward Wong, Executive Vice President - Supply Chain and Information Technology.

In December 2002, we announced the fiscal 2002 restructuring initiatives needed to improve operating results. These initiatives included the closure of another 23 under-performing stores and consolidation of both the Company's distribution center network and corporate overhead structure. Included in these 23 stores identified for closing, seven represented management's decision to discontinue operations in Louisiana and Tennessee. The consolidation of the Company's distribution center network and corporate overhead structure is a result of the anticipated opening of a new 600,000 square foot distribution center in San Diego, California, and the planned reduction in store base. In connection with the fiscal 2002 restructuring, we recorded a pre-tax restructuring charge of approximately $14.4 million, including lease termination costs of approximately $6.5 million, inventory liquidation costs of approximately $1.1 million, fixed asset write-downs of approximately $5.0 million, employee termination costs of approximately $1.0 million and other costs of approximately $0.8 million. We also announced efforts to liquidate our slow-moving and aged inventory chain-wide. We incurred a pre-tax charge of $16.1 million related to clearing slow-moving inventory and an inventory valuation allowance.

As a result of our financial results over the past two fiscal years, bankruptcy filings by a number of well-known retail chains during calendar year 2002 and the general weak economic environment, shortly after the Christmas selling season we experienced a tightening of credit extended to us by vendors, factors and others for merchandise purchases. The initial impact of this credit tightening was a disruption of product flow to our stores in January, February and to a lesser extent March of 2003. This credit environment required us, in many cases, to meet accelerated payment terms in order to re-establish a consistent flow of product and assure a level of inventory for Spring 2003 business. The acceleration of payment terms, in turn, adversely affected our liquidity and, to some extent, further weakened our existing credit standing.

In an effort to improve our liquidity position, obtain more reasonable credit terms and provide for a consistent flow of merchandise to our stores, we initiated a series of financing transactions, as well as initiated steps to accelerate the recognition of tax loss carry-back benefits. On March 6, 2003, we completed the private offering of approximately 2.5 million shares of our common stock for an aggregate gross proceeds of approximately $5.7 million, net of placement fees. In addition, during March of 2003, we received an $8.2 million federal tax refund as a result of utilizing a tax loss carry-back benefit. On April 10, 2003, we completed a $7.5 million debt financing transaction consisting of a $6.5 million junior term note secured primarily by inventory and a $1.0 million term note secured primarily by equipment and other assets. We also anticipate completing a sale/leaseback transaction covering distribution equipment to be located in our new Otay Mesa distribution center of between $3.0 million and $4.0 million in May 2003.

In April 2003, we have experienced an improved flow of merchandise product to our stores, a loosening of credit from the credit community and improved liquidity as a result of our capital raising efforts. To a large extent, our ability to obtain merchandise in the future under credit terms that we have received historically will depend upon our ability to improve future operating results, including as measured by comparable store sales growth and improved operating margins.


Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, we must make estimates in the following areas:

o   Inventory valuation. Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method ("RIM") on a first-in, first-out basis. Under the RIM, the valuation of inventory at cost and the resulting gross margin are calculated by applying a computed cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the RIM calculation are certain significant management judgments and estimates regarding markdowns and shrinkage, which may from time to time cause adjustments to the gross margin in the subsequent period. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of merchandise items that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise items. To minimize the potential of such distortions in the valuation of inventory from occurring, we utilize 83 sub-departments in which fairly homogeneous classes of merchandise items having similar gross margin are grouped. In addition, failure to take markdowns currently may result in an overstatement of cost under the lower of cost or market principle. As of February 1, 2003, we had an inventory valuation allowance of approximately $8.4 million, which represents our estimate of the cost in excess of the net realizable value of all clearance items. We believe that our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

o Accrued restructuring costs. We have estimated amounts for the charges and the related liabilities regarding our fiscal 2002 and fiscal 2001 restructuring initiatives including store closures, realignment of our field organization and workforce reductions in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Depending on our ability to dispose of the remaining lease obligations for the store and distribution center closures, the actual costs to complete the restructuring initiatives may be different from our estimated costs.

o Litigation reserves. Based in part on the advice of our legal counsel, estimated amounts for litigation and claims that are probable and can be reasonably estimated are recorded as liabilities in the balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. We continuously evaluate the adequacy of these reserves and, as new facts come to light, adjust these reserves when necessary.

o Workers' compensation accrual. At the beginning of fiscal 2001, we transitioned to a partially self-insured workers' compensation program. The program for the policy year ended January 31, 2002 had both a specific and aggregate stop loss amount of $250,000 and $3.2 million, respectively. The program for the policy year ended January 31, 2003 had a specific stop loss amount of $250,000 with no aggregate stop loss limit. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with current available information and insurance industry statistics, the ultimate expected losses for the policy year ended January 31, 2003 and 2002 were estimated to be approximately $3.4 million and $3.7 million ($3.2 million aggregate stop loss), respectively. Our estimate is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, with no explicit provision for adverse fluctuation from year to year and is subject to inherent variability. This variability may lead to ultimate payments being either greater or less than the amounts presented above.

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


Results of Operations

We define our fiscal year by the calendar year in which most of our business activity occurs (the fiscal year ended February 1, 2003 is referred to as fiscal
2002). The following table sets forth operating data expressed as a percentage of net sales for the fiscal years indicated. Due to operational and strategic changes, year-to-year comparisons of financial results may not be meaningful and the historical results of our operations may not be indicative of our future results.


                                                          Fiscal Year
                                                          -----------
                                                2002        2001        2000
                                                ----        ----        ----
                                                   (percentage of net sales)
Net sales                                      100.0       100.0      100.0
Cost of sales                                   69.7        66.4       64.5
                                               -----       -----      -----
     Gross profit                               30.3        33.6       35.5

Selling and administrative expenses             36.6        32.4       27.7
Pre-opening expenses                             0.2         0.5        1.0
Amortization of intangibles                        -         0.3        0.4
Restructuring charge                             1.9         3.2          -
Condemnation award                                 -           -       (0.2)
Stock-based compensation expense                   -         0.1        0.9
                                               -----       -----      -----
     Operating income (loss)                    (8.4)       (2.9)       5.7
Interest expense, net                            0.3         0.2        0.3
                                               -----       -----      -----
Income (loss) before income taxes               (8.7)       (3.1)       5.5
Income taxes (benefit)                          (3.4)       (1.2)       1.6
                                               -----       -----      -----
Net income (loss)                               (5.3)       (1.9)       3.8
                                               -----       -----      -----



Fiscal 2002 Compared to Fiscal 2001

As of February 1, 2003, we operated 244 stores compared to 279 stores at February 2, 2002. In fiscal 2002, we opened 12 new stores and closed 47 stores. In fiscal 2001, we opened 39 new stores and closed three stores. The average number of stores in operation in fiscal 2002 was 259 versus 262 in fiscal 2001.

Net sales were $535.3 million for fiscal 2002 compared to $580.5 million for fiscal 2001, a decrease of $45.2 million or 7.8%. Comparable store sales decreased 7.7% in fiscal 2002 versus a decrease of 8.7% in fiscal 2001. The decrease in net sales was due to fewer stores in operation as well as negative comparable store sales. Comparable store sales decreased primarily as a result of continuing slow economy, threat of terrorist attacks, threat of war with Iraq, increased price competition, and to a lesser extent, increased utilities and fuel costs in California, our largest market. As a result of these factors, we experienced fewer transactions and a reduced purchase size. Compounding this, apparel is considered a deferrable purchase for our core customers who have limited discretionary income. Apparel and houseware purchases may be reduced and deferred in favor of more current needs such as food, housing, utilities and transportation.

Gross profit was $162.4 million for fiscal 2002 compared to $195.1 million for fiscal 2001, a decrease of $32.7 million or 16.8%. As a percentage of net sales, gross profit was 30.3% in fiscal 2002 compared to 33.6% in fiscal 2001, or a 330 basis-point decline versus fiscal 2001. Included in fiscal 2002 cost of sales were (1) a non-cash charge of $16.1 million related to clearing slow-moving inventory and an inventory valuation allowance, (2) a non-cash charge of $1.1 million related to the expected inventory liquidation cost for store closings identified in the previously mentioned fiscal 2002 restructuring, and (3) a non-cash adjustment of $1.3 million to reduce excess reserve for inventory liquidation cost related to stores closed under the fiscal 2001 restructuring plan. The inventory valuation allowance represented a "lower of cost or market" adjustment related to approximately $16.3 million of aged and slow-moving items that we decided to liquidate by April 2003. As previously reported, the fiscal 2001 gross margin reflected a non-cash charge of $2.9 million related to the estimated inventory liquidation cost for the closing of 28 under-performing stores identified in the fiscal 2001 restructuring plan. After giving effect to restructuring charges in both years, gross profit margin declined primarily due to higher markdown volume (260 basis points). The higher markdown volume was related to a very heavy promotional environment and clearance of slow-moving and aged merchandise.

Selling and administrative expenses were $196.4 million for fiscal 2002 compared to $188.3 million for fiscal 2001, an increase of $8.1 million or 4.3%. As a percentage of net sales, selling and administrative expenses were 36.6% for fiscal 2002 compared to 32.4% for fiscal 2001. The increase in selling and administrative spending as a percentage of net sales was both spending related and sales volume related. Included in fiscal 2002 selling and administrative expenses were (1) consulting fees of $2.8 million in connection with a consulting agreement, which was terminated in November 2002, (2) a charge of $2.1 million recorded during the second quarter in conjunction with the settlement of litigation, (3) a non-cash charge of $1.2 million to adjust the value of certain shareholders' notes receivable, and (4) a non-cash valuation allowance of $1.0 million for an uncollectible note receivable due from one of our vendors. In addition to these items, we experienced an increase of approximately $3.5 million in advertising expense. The higher advertising expense was due to increased advertising circulars in response to a very competitive promotional environment. Other store selling expenses, which included store labor and store occupancy, were lower than fiscal 2001 primarily due to the lower average number of stores in operation.

Pre-opening expenses were $1.1 million for fiscal 2002 compared to $3.1 million for fiscal 2001, a decrease of $2.0 million, or 64.8%. The decrease in pre-opening expenses was primarily related to 12 new store openings this year versus 39 new store openings last year. Current year pre-opening expenses included a $250,000 lease termination fee for a store we decided not to open.

Amortization of intangibles was not recorded for fiscal 2002 compared to $1.7 million for fiscal 2001. The change was due to the elimination of goodwill amortization in conjunction with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 and cessation of amortization associated with prior business acquisitions.

During the fourth quarter of this year, we recorded a charge of $14.4 million in relation to our previously announced fiscal 2002 restructuring efforts. The charge of $14.4 million included a non-cash inventory liquidation cost of $1.1 million, which was included in cost of sales. In addition, as a result of favorable experience related to the costs of closing the 28 stores included in our fiscal 2001 restructuring plan, we recorded a favorable adjustment of approximately $5.0 million to reduce the reserve established for the fiscal 2001 restructuring plan. Included in this reserve reduction was $1.3 million related to inventory liquidation cost, which was reported as part of cost of sales. As such, the total amount reported as a restructuring charge for fiscal 2002 was $9.9 million versus $18.3 million for fiscal 2001. The restructuring charge of $18.3 million in fiscal 2001 was part of the $21.2 million charge related to our restructuring initiatives, as previously discussed. We recorded $2.9 million of the pre-tax $21.2 million charge as a non-cash inventory liquidation cost which was included in cost of sales.

We recorded non-cash stock-based compensation expense related to certain performance-based stock options during fiscal 2001 in the amount of $456,000. During the second quarter of fiscal 2001, we removed the market price hurdle of $49.78 for 19,361 stock options held by a former Executive Vice President who retired in August 2001. As a result of the removal of the market price hurdle, we incurred a non-cash charge of $456,000. There was no stock-based compensation expense incurred in fiscal 2002.

Interest expense, net was $1.6 million in fiscal 2002 versus $960,000 in fiscal 2001, an increase of $651,000 or 67.8%. The increase was due to higher average outstanding borrowings on the revolving credit facility.

We recorded a federal and state income tax benefit of $18.2 million in fiscal 2002 versus $6.9 million in fiscal 2001, an increase of $11.3 million or 165.0%. The increase was due to an increased pre-tax loss incurred in the current year compared to the prior year.

Fiscal 2001 Compared to Fiscal 2000

As of February 2, 2002, we operated 279 stores compared to 243 stores as of February 3, 2001. In fiscal 2001, we opened 39 new stores and closed 3 stores. In fiscal 2000, we opened 70 stores and closed 12 stores. Fiscal 2001 was a 52-week fiscal year as compared to a 53-week fiscal year for fiscal 2000.

Net sales were $580.5 million for fiscal 2001 compared to $555.7 million for fiscal 2000, an increase of $24.8 million or 4.5%. Excluding the extra week of sales (53rd week) in fiscal 2000, net sales for fiscal 2001 increased 6.1%. Comparable store sales decreased 8.7% in fiscal 2001 versus an increase of 4.4% in fiscal 2000. The increase in net sales was related to new store growth offset by negative comparable store sales. The average number of stores in operation was 262 for fiscal 2001 compared to 215 for fiscal 2000, an increase of 21.7%. Comparable store sales decreased primarily, we believe, due to a slow economy, increased competition, the effects of September 11 terrorist attacks, and to a lesser extent, increased utilities and fuel costs in California, our largest market. These factors weighed heavily on our core customers and resulted in reduced traffic counts. Compounding this, apparel and housewares are deferrable purchases for our core customers who have limited discretionary income. Apparel and houseware purchases may be reduced or deferred in favor of more current needs such as food, housing, utilities and transportation. In addition, we experienced a promotional and competitive holiday season. The highly promotional environment was evidenced by the post-Thanksgiving offerings by many big box discounters, which enticed consumers in with "close to cost or below cost" items in the electronics and hard goods categories.

Gross profit was $195.1 million for fiscal 2001 compared to $197.3 million for fiscal 2000, a decrease of $2.2 million or 1.1%. The fiscal 2001 gross profit reflected a non-cash charge of $2.9 million related to the anticipated inventory liquidation cost for the closing of the 28 under-performing stores as previously mentioned. As a percentage of net sales, gross profit was 33.6% in fiscal 2001 compared to 35.5% in fiscal 2000. After giving effect for the non-cash charge, the decline in gross profit percentage was primarily attributable to higher markdown volume, partially offset by improved initial markup and favorable distribution costs. The higher markdown volume was related to a very heavy promotional environment during the holiday season and earlier clearance of merchandise than a year ago.

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

Pre-opening expenses were $3.1 million for fiscal 2001 compared to $5.4 million for fiscal 2000, a decrease of $2.3 million, or 42.5%. The decrease in pre-opening expenses was related to 39 new store openings in fiscal 2001 versus 70 new store openings in fiscal 2000, as well as $1.0 million recorded in fiscal 2000 associated with the opening of our distribution center in Lewisville, Texas, which became fully operational in February 2001.

Amortization of intangibles was $1.7 million for fiscal 2001 compared to $2.1 million for fiscal 2000. The reduction in amortization of $410,000 represented the cessation of amortization associated with certain costs incurred in the ownership change of the company in fiscal 1997.

The restructuring charge of $18.3 million was part of the total $21.2 million charge related to our restructuring initiatives, as previously discussed. We recorded $2.9 million of the pre-tax $21.2 million charge as a non-cash inventory liquidation cost which was included in cost of sales.

We recorded a non-recurring gain of $1.2 million during fiscal 2000 related to a condemnation award from the City of San Diego for a store located in downtown San Diego, California.

We recorded non-cash stock-based compensation expense related to certain performance-based stock options during fiscal 2001 in the amount of $456,000 compared to $4.8 million for fiscal 2000. During the second quarter of fiscal 2001, we removed the market price hurdle of $49.78 for 19,361 stock options held by a former Executive Vice President who retired in August 2001. As a result of the removal of the market price hurdle, we incurred a non-cash charge of $456,000. In fiscal 2000, we recorded non-cash stock-based compensation expense in the amounts of $2.7 million in July 2000 and $2.1 million in August 2000 when stock options with market price hurdles of $24.89 and $33.19, respectively, became exercisable.

Interest expense, net was $960,000 in fiscal 2001 versus $1.5 million in fiscal 2000, a decrease of $586,000 or 37.9%. The decrease was attributable to lower average borrowings and lower interest rates under our revolving credit facility and interest income received from the Internal Revenue Service related to tax refund due for prior years.

We recorded a federal and state income tax benefit of $6.9 million in fiscal 2001 and a federal and state income tax provision of $9.1 million in fiscal 2000. The income tax benefit was due to the loss we incurred in fiscal 2001. The income tax provision recorded in fiscal 2000 included a favorable adjustment of $2.9 million to our income tax provision for a reduction in our tax valuation allowance and recognition of additional net operating loss carry forwards.


Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts available under our $50.0 million revolving credit facility, internally generated cash flow and other financing resources. Credit terms provided by vendors and other suppliers are generally net 30 days. Amounts that may be borrowed under the revolving credit facility are based on a percentage of eligible inventories and receivables, as defined, outstanding from time-to-time.

At February 1, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $6.3 million and letters of credit of $5.1 million under our revolving credit facility. At February 1, 2003, based on eligible inventory and accounts receivable, we were eligible to borrow $32.5 million under our revolving credit facility and had $13.6 million available for future borrowings after giving effect for the $7.5 million availability block, as defined.

Since February 1, 2003, we have completed, or expect to complete, a series of financing transactions designed to add liquidity and strengthen our financial position. These financing transactions should, provided we do not experience continued comparable store sales declines and a tightening of credit from our vendors and/or the credit community, along with our $50.0 million revolving credit facility, provide sufficient funds to finance our operations and capital expenditures, pay our debt obligations, and complete the closing of stores and distribution centers included in our fiscal 2002 restructuring and fiscal 2001 restructuring efforts over the next twelve months.

On March 6, 2003, we completed the private offering of approximately 2.5 million shares of our common stock for aggregate proceeds of approximately $5.7 million, net of placement fees. On April 10, 2003, we completed a $7.5 million debt financing transaction, which consists of a $6.5 million junior term note secured primarily by inventory and accounts receivable and a $1.0 million term note secured primarily by equipment and other assets. In addition, we received a federal tax refund of $8.2 million in March 2003. We also anticipate completing a sale/leaseback transaction covering distribution equipment to be located in our new Otay Mesa distribution center of between $3.0 million and $4.0 million in the second quarter of fiscal 2003.

At April 25, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $7.4 million and letters of credit of $12.3 million under our revolving credit facility. In addition, based on eligible inventory and accounts receivable, we were eligible to borrow $45.0 million under our revolving credit facility and had $17.8 million available for future borrowings after giving effect for the $7.5 million availability block, as defined.

Cash Flows

In fiscal 2002, net cash used in operating activities was $8.1 million versus $26.9 million generated in fiscal 2001. The decrease in cash flow from operating activities was primarily due to the higher cumulative operating loss and the reduced number of days payables outstanding this year.

In fiscal 2002 and 2001, cash used in investing activities was $11.0 million and $12.7 million, respectively. Fiscal 2002's investing activities were related to capital expenditures for the development of our new Otay Mesa distribution center, new stores development, replacement capital for existing stores, information system hardware upgrades and replacements, and other general corporate purposes.

In fiscal 2002, our financing activities produced a net cash flow of $5.2 million, including $6.3 million of net borrowings on our revolving credit facility, $918,000 in proceeds from the exercise of stock options, partially offset by $2.0 million in repayments of our junior subordinated notes and capital lease obligations. In fiscal 2001, we used $1.5 million for our financing activities, including a payment of $2.2 million for our junior subordinated notes and capital lease obligations, partially offset by $523,000 in proceeds from the exercise of stock options.

Revolving Credit Facility

We have a $50.0 million revolving credit facility with a financial institution. Under this revolving credit facility, we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The credit facility also included a $15.0 million sub-facility for letters of credit. In September 2002, we extended the term of this revolving credit facility until March 2006. As of February 1, 2003, interest on the credit facility was at the prime rate plus 0.50%, or at our election, LIBOR plus 2.50%. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 1.00% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 3.00%. The revolving credit facility provides for a $7.5 million availability block against our availability calculation as defined. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory.

On February 14, 2003, we obtained the approval from the lender to expand the scope of the collateral securing the obligations and increased the sub-facility for letters of credit to $15.0 million. In addition, we obtained the lender's consent to the incurrence by us of up to $10.0 million in additional indebtedness, which may be secured by a junior lien on the collateral.

At February 1, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $6.3 million and letters of credit of $5.1 million under our revolving credit facility. At February 1, 2003, based on eligible inventory and accounts receivable, we were eligible to borrow $32.5 million under our revolving credit facility and had $13.6 million available after giving effect for the $7.5 million availability block, as defined.

On April 10, 2003, we amended the terms of our revolving credit facility to add $7.5 million of term loans, to add one financial covenant, and to amend certain reporting provisions and other terms. The term loans consist of a $6.5 million junior term note secured primarily by inventory and accounts receivable and a $1.0 million term note secured primarily by equipment and other assets. These notes bear interest at the rate of 14.50% per annum on the then current outstanding balance, and mature on April 10, 2004. The $6.5 million junior term note can be extended for one additional year. The financial covenant, which is related to achieving a minimum earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, is subject to testing only if the Triggering Availability, as defined, is less than $10.0 million on the last three days of each month commencing on May 3, 2003. This financial covenant will terminate at such time that the $7.5 million term loans are no longer outstanding.

At April 25, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $7.4 million and letters of credit of $12.3 million under our revolving credit facility. In addition, based on eligible inventory and accounts receivable, we were eligible to borrow $45.0 million under our revolving credit facility and had $17.8 million available for future borrowings after giving effect for the $7.5 million availability block, as defined.

Junior Subordinated Notes

The Junior Subordinated Notes are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of February 1, 2003, the Junior Subordinated Notes had a face value of $11.3 million and a related unamortized discount of $1.9 million, resulting in a net carrying value of $9.4 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the Junior Subordinated Notes of $2.0 million in January 2003. Additional principal payments are scheduled on December 31, 2003 ($3.0 million), December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

Capital Expenditures

We anticipate capital expenditures of approximately $5.0 million in fiscal 2003, which includes costs to open new stores, replacement capital for existing stores, information systems software upgrades and hardware replacement and development of our new San Diego distribution center. This new distribution center, projected to open during the second quarter of fiscal 2003, will be approximately 600,000 square feet and will have the capability to service up to 400 stores. The total capital expenditures for this facility will be approximately $4.5 million, of which we have already paid approximately $4.0 million.

Store Closures and Restructuring Initiatives

In fiscal 2002, we closed a total of 47 stores; 28 of them were under-performing stores identified in our fiscal 2001 restructuring initiatives, 13 of them were under-performing stores identified in our fiscal 2002 restructuring initiatives, and six of them were due to lease expirations. Subsequent to February 1, 2003, we closed two under-performing stores identified in our fiscal 2002 restructuring initiatives. In addition, we have decided to keep operating two of the under-performing stores as a result of entering into agreements with the landlords to reduce the rent expense for these two locations. We plan to close the remaining six under-performing stores identified in our fiscal 2002 restructuring initiatives by January 2004.

The majority of the store closures were part of our restructuring initiatives intended to improve future financial performance. The cash charges to close a store principally consisted of lease termination or sublease costs, employee severance and tear-down costs. In addition to the closing of under-performing stores, we also included the realignment of our field organization and workforce reductions as part of our restructuring initiatives. As of April 25, 2003, we had substantially completed the realignment and workforce reductions in our field organization and corporate overhead structure.

Upon the opening of the new San Diego distribution center during the second quarter of fiscal 2003, we will close the two existing San Diego distribution facilities. The next distribution consolidation initiative will be to transfer our Texas distribution function to the new San Diego distribution center. We are currently marketing our Texas distribution facility and intend to close this facility if we are able to successfully terminate our lease or sublet the facility. No date for this closure has been established.

Currently, we estimate the cash requirement in fiscal 2003 related to our restructuring efforts will be approximately $11.1 million. We believe that our sources of cash, including the revolving credit facility and other financing resources, should be adequate to fund our restructuring cash requirements.

Contractual Obligations and Commitments

The following table summarizes, as of February 1, 2003, certain of our contractual obligations, as well as estimated cash requirements related to our restructuring initiatives. This table should be read in conjunction with "Note 2 Fiscal 2002 Restructuring Charge", "Note 3 Fiscal 2001 Restructuring Charge", "Note 8 Long-Term Debt and Revolving Credit Facility" and "Note 10 Lease Commitments" in the accompanying financial statements.


                          Junior
                       Subordinated     Operating    Restructuring
                           Notes          Leases        Charges         Total
                       -------------    ---------    -------------      -----
Fiscal Year:
  2003                      $  3,000    $  29,903         $ 11,117    $  44,020
  2004                         3,000       27,626            1,747       32,373
  2005                         5,300       24,264              -         29,564
  2006                           -         18,111              -         18,111
  2007                           -         13,076              -         13,076
  Thereafter                     -         44,422              -         44,422
                       -------------    ---------    -------------    ---------
      Total                 $ 11,300    $ 157,402         $ 12,864    $ 181,566
                       -------------    ---------    -------------    ---------



Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (the "FASB") issued
SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires elaborating on the disclosures that must be made by a guarantor in financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002, and have been applied in the presentation of the accompanying consolidated financial statements. The recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. We have not yet determined the effect, if any, the recognition requirement for guarantees issued or modified after December 31, 2002 will have on our business, results of operations and financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We will continue to apply the disclosure-only provisions of SFAS No. 123. Furthermore, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain of the disclosure modification are required for fiscal years ending after December 15, 2002. We adopted the annual disclosure provision of SFAS No. 148 for our fiscal 2002 ended February 1, 2003. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We will adopt the disclosure requirement for interim financial statements in the first quarter of fiscal 2003.

In January 2003, the FASB issued FIN 46 - "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51 - Consolidated Financial Statements to those entities defined as "Variable Interest Entities" (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a "controlling financial interest" or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003, and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our fixed rate debt obligations. At February 1, 2003, fixed rate debt obligations totaled approximately $11.3 million. The fixed rate debt obligations are non-interest bearing and are discounted at a rate of 10%, resulting in a net carrying value of $9.4 million. Maturities are $3.0 million, $3.0 million and $5.3 million in fiscal 2003, 2004 and 2005, respectively. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at February 1, 2003.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS                                               Page
-----------------------------                                               ----
FACTORY 2-U STORES, INC.

Report of Independent Public Accountants                                     F-1

Report of Independent Public Accountants (Arthur Andersen LLP)               F-2

Balance Sheets as of February 1, 2003 and February 2, 2002                   F-3

Statements of Operations for Fiscal Years Ended February 1, 2003,
  February 2, 2002 and February 3, 2001                                      F-5

Statements of Stockholders' Equity for Fiscal Years Ended February 1, 2003,
  February 2, 2002 and February 3, 2001                                      F-6

Statements of Cash Flows for Fiscal Years Ended February 1, 2003,
  February 2, 2002 and February 3, 2001                                      F-7

Notes to Financial Statements                                                F-9


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 24, 2002, the Board of Directors of the Company, on the recommendation of the Audit Committee, determined not to renew the engagement of its independent public accountants, Arthur Andersen LLP ("Andersen"), for the fiscal year ended February 1, 2003.

During the Company's fiscal years ended February 2, 2002 and February 3, 2001, and the subsequent interim period through April 24, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the matter of the disagreement in connection with their reports. Andersen's reports on the Company's financial statements for each fiscal year ended February 2, 2002 and February 3, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Andersen's report on the Company's financial statements for the fiscal year ended February 2, 2002, dated February 27, 2002, was issued on an unqualified basis in conjunction with the filing of Factory 2-U's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 filed on April 19, 2002 with the Securities and Exchange Commission.

None of the reportable events described under Item 304 (a) (1) (v) of Regulation S-K occurred within Factory 2-U's two most recent fiscal years and subsequent interim period through April 24, 2002.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The following table sets forth as of April 25, 2003 certain information concerning our directors.



                                                              Served on the        Expiration of
     Name               Age              Position              Board Since       Term as Director
     ----               ---              --------             -------------      ----------------
Peter V. Handal           60    Director                            1997                2004

Ronald Rashkow            62    Director                            1997                2004

Wm. Robert Wright II      35    Director                            1998                2004

William R. Fields         53    Director, Chairman of the Board     2002                2005
                                and Chief Executive Officer

Willem F.P. de Vogel      52    Director                            2000                2003



     Peter V. Handal has been a director since February 1997. Mr. Handal is President and Chief Executive Officer of Dale Carnegie & Associates. Since 1990, he has been President of COWI International Group (a management consulting firm). Mr. Handal is also Chief Executive Officer of J4P Associates LP (a real estate developer). He serves on the Board of Directors of Dale Carnegie & Associates, Cole National Corporation and W. Kruk, S.A.

     Ronald Rashkow was appointed by the Board of Directors to the position of Lead Director effective November 2002. Mr. Rashkow has been a director since February 1997. He has been a principal of Chapman Partners, L.L.C., an investment banking firm, since its founding in September 1995. For more than five years prior to that, he served as Chief Executive Officer and Chairman of the Board of Directors of Handy Andy Home Improvement Centers, Inc. (a building supply retailer started by his family in 1946).

     Wm. Robert Wright II has been a director since November 1998. He has been a managing partner of Grey Mountain Partners, LLC, a private equity firm that invests in middle market companies, since its founding in January 2003. Prior to that, he was employed by TCR from 1992 through 2002, except for a period from July 1993 to August 1995 when he was in a graduate program at Harvard University. His last position with TCR was "managing partner", a title he held from 1999 to 2002.

     William R. Fields has been a director, Chairman of the Board and Chief Executive Officer since November 2002. Prior to joining us, from 1999 to October 2002, Mr. Fields served as Chairman and Chief Executive Officer of Apec China Asset Management, Ltd. From 1997 to 1999, he served as President and Chief Executive Officer of Hudson's Bay Company. Prior to that, from 1996 to 1997, Mr. Fields served as Chairman and Chief Executive Officer of Blockbuster Entertainment Group. From 1993 to 1996, Mr. Fields served as President and Chief Executive Officer of Wal-Mart Stores Division. Mr. Fields currently serves on the Boards of Directors of Lexmark International, a publicly traded company, and The University of Texas Pan-American Foundation.

     Willem F.P. de Vogel has been a director since December 2000. Mr. de Vogel has served as the President of Three Cities Research, Inc., a firm engaged in the investment and management of private capital, since 1982.

Executive Officers

The following table sets forth as of April 25, 2003 certain information concerning our executive officers at the end of fiscal 2002, who are not directors.



     Name                Age             Position                  Officer Since
     ----                ---             --------                  -------------
Norman G. Plotkin         49     Executive Vice President - Store        1998
                                 Development, Human Resources and
                                 General Counsel

Douglas C. Felderman      50     Executive Vice President and            1999
                                 Chief Financial Officer

Michael J. Hein           54     Senior Vice President -                 2002
                                 Distribution and Transportation

Edward Wong               46     Executive Vice President -              2002
                                 Supply Chain and Information
                                 Technology

Larry I. Kelley           58     Executive Vice President -              2003
                                 Merchandising and Marketing

Melvin C. Redman          52     Executive Vice President - Store        2003
                                 Operations and Distribution



     Norman G. Plotkin is Executive Vice President - Store Development, Human Resources and General Counsel. In addition to his responsibilities of Store Development and General Counsel, Mr. Plotkin assumed responsibility over Human Resources as of January 2003. Mr. Plotkin joined us in July 1998 in the position of Senior Vice President - Store Development and General Counsel. Prior to joining us, Mr. Plotkin was the President of Normark Real Estate Services, Ltd., a commercial real estate firm based in Des Plaines, Illinois. Prior to that, from 1988 until 1996, Mr. Plotkin was the Senior Vice President of Finance and Administration and General Counsel of Handy Andy Home Improvement Centers, Inc.

     Douglas C. Felderman is Executive Vice President and Chief Financial Officer. Mr. Felderman joined us in May 1999. Prior to joining us, from July 1997 to May 1999, Mr. Felderman served as Senior Vice President - Finance and Chief Financial Officer of Strouds, Inc. and from 1995 to 1997, he was the Vice President - Finance of Strouds, Inc. Mr. Felderman served as Vice President, Chief Financial Officer for Crocodile Enterprises, Inc. from April 1994 to September 1995 (a restaurant operator of casual full service and quick service restaurants). From September 1990 to April 1994, he was a business consultant.

     Michael J. Hein is Senior Vice President - Distribution and Transportation. Mr. Hein joined us in March 2000 as Vice President of Transportation and Distribution and served in that position until his promotion to Senior Vice President of Distribution and Transportation in August 2002. Prior to joining us, from April 1995 to March 2000, Mr. Hein served as the Director of Distribution for Petco Animal Supplies, Inc.

     Edward Wong is Executive Vice President - Supply Chain and Information Technology. Mr. Wong joined us in May 2002 as Vice President - Planning and Allocation and was promoted to his current position in August 2002. Prior to joining us, from July 2001 to May 2002, Mr. Wong served as the Vice President of Solution Design for ProfitLogic, Inc. From January 2001 to May 2001, he served as Vice President, Retail Engagement Executive for i2 Technologies. From August 1998 to December 2000, Mr. Wong served as Senior Vice President of Supply Chain and Technology for Gymboree Corporation. Prior to that, Mr. Wong served as Divisional Vice President of Retail Planning and Allocation for Eddite Bauer, Inc. from May 1997 to July 1998.

     Larry I. Kelley is Executive Vice President - Merchandising and Marketing. Mr. Kelley joined us in January 2003. Prior to joining us, from February 2001 to December 2002, Mr. Kelley served as a principal of Renaissance Partners, LC, a consulting firm for the retail industry. Mr. Kelley served as President and Chief Executive Officer for One Price Clothing Stores from May 1997 through January 2001. From April 1991 through April 1997, Mr. Kelley served as President and Chief Executive Officer of Casual Male Big and Tall, a retail apparel chain.

     Melvin C. Redman is Executive Vice President - Store Operations and Distribution. Mr. Redman joined us in January 2003. Prior to joining us, from October 1995 to January 2003, Mr. Redman served as President and Managing Partner of Redman and Associates, a management consulting firm. Mr. Redman was the President and Chief Operating Officer of MSC Industrial Supply from January 1999 to March 1999. From October 1991 to June 1995, Mr. Redman was the Senior Vice President of Store Operations for Wal*Mart Stores and from December 1984 to October 1991 he was the Regional Vice President of Store Operations for Wal*Mart Stores.


Item 11.   Executive Compensation

Compensation of Directors

We pay each director who is not an employee of ours or of TCR an annual fee of $12,000 plus $1,250 for attendance at each meeting of the Board of Directors.
In addition, at the end of each fiscal quarter, we grant each director who is not an employee 250 shares of common stock. Prior to June 19, 2002, at the end of each fiscal quarter, we also granted each director who is not an employee options to purchase 500 shares of our common stock. Since June 19, 2002, the directors who were not employees of the Company, no longer received quarterly grants of options to purchase our common stock, but instead received at the end of each fiscal quarter, a cash payment equal to the closing market price on such date times 500. Mr. Rashkow received the above-described compensation until November 4, 2002 when he was appointed to the position of Lead Director, at which time he received the compensation described below.

We reimburse all directors for any out-of-pocket travel expenses incurred in attending meetings.

Ronald Rashkow Lead Director Agreement

On November 4, 2002, Mr. Rashkow was appointed to the newly created position of Lead Director by our Board of Directors under the terms of an agreement. Mr. Rashkow's service as Lead Director will continue at the pleasure of the Board of Directors for up to three years. Under the terms of his agreement, Mr. Rashkow receives monthly compensation of $12,500, plus reimbursement of all reasonable out-of-pocket travel and other expenses related to the performance of his duties as Lead Director. He is also entitled to receive $3,500 per day, plus reimbursement of all reasonable out-of-pocket travel and other expenses related to the performance of his duties as Lead Director, for each day of service in excess of six days per quarter.

As an inducement to secure his services as Lead Director, Mr. Rashkow also received options to purchase 50,000 shares of our common stock at an exercise price of $1.61, the fair market value of our common stock on the date of grant. The options vested immediately and are exercisable for five years from the date of grant. As a further inducement to secure his services, Mr. Rashkow also received 25,000 shares of restricted common stock, subject to his completion of 12 months of service as Lead Director. Mr. Rashkow has a target grant of 25,000 similar shares of restricted common stock, subject to his completion of 24 months of service, and another 25,000 shares subject to his completion of 36 months of service. His receipt of these restricted shares, in addition to the length of service requirement, will be commensurate with our Chief Executive Officer's achievement of his performance goals for the applicable year.

Compensation of Executive Officers

Employment Contracts with Named Executive Officers

Compensation of the Chief Executive Officer

Mr. Fields' annual base salary is $750,000, which the Compensation Committee believes is commensurate with the salaries paid to other executives with similar experience in comparable companies. We base Mr. Fields' annual bonus on the achievement of corporate objectives set annually by the Compensation Committee after consultation with Mr. Fields.

William Fields Employment Agreement

We employed Mr. Fields, Chairman of our Board of Directors and Chief Executive Officer, pursuant to a one-year employment agreement dated November 7, 2002 that expires on November 6, 2003, provided that at the scheduled end of the initial employment term, and on each anniversary thereafter, his employment term will be automatically extended for an additional one-year period unless either Mr. Fields or we give notice to the other at least 90 days before an extension is to take effect that either does not desire the employment term to be extended.

Under the employment agreement, Mr. Fields' base salary is $750,000 annually. For the first year of his employment term, Mr. Fields is entitled to a bonus of $375,000, payable in 12 monthly installments. Mr. Fields was required to prepare and present to the Compensation Committee written performance objectives for the fiscal year ending January 31, 2004. Following approval by the Compensation Committee of the performance objectives, Mr. Fields' target bonus for the fiscal year ending January 31, 2004 is 75% of his annual base salary for that year. For each subsequent fiscal year in which he meets performance objectives approved in advance by the Compensation Committee, Mr. Fields' target bonus will be based on 100% of his base salary in effect as of the start of that fiscal year.

As an inducement necessary to secure his services, we granted Mr. Fields non-qualified options to purchase 250,000 shares of our common stock at an exercise price per share of $1.68, the fair market value of our stock on the date of grant. These options vest in tranches of 15,625 shares on each December, March, June and September 30 during the first four years of his employment term. The options in each tranche will be exercisable for a period of five years after the vesting of that tranche. In the event that an amendment to our stock option plan has not been approved by our stockholders, we are nevertheless contractually obligated with respect to such options which would not be granted under our stock option plan.

As a further inducement  necessary to secure his services,  we also granted
Mr. Fields 250,000 restricted shares of our common stock for $2,500. The restricted stock will vest in installments as follows: 83,333 shares when the closing market price of our common stock equals or exceeds $10 per share for 20 consecutive trading days in any three-month period; an additional 83,333 shares will vest when the closing market price of our common stock equals or exceeds $20 per share for 20 consecutive trading days in any three-month period; and 83,334 shares will vest when the closing market price equals or exceeds $30 per share for 20 consecutive trading days in any three-month period. Mr. Fields' right to receive any shares of restricted stock that have not vested prior to November 7, 2007 will terminate and the restricted stock will be returned to us. Mr. Fields will not be entitled to sell any vested shares of restricted stock until the expiration of two years from the effective date of his employment agreement. In the event that an amendment to our stock option plan has not been approved by our stockholders, we are nevertheless contractually obligated with respect to such stock which would not be granted under our stock option plan.

Melvin Redman Employment Agreement

We employed Melvin Redman, Executive Vice President - Store Operations and Distribution, pursuant to a one-year employment agreement dated January 6, 2003 that expires on January 6, 2004, provided that at the scheduled end of the initial employment term, and on each anniversary thereafter, his employment term will be automatically extended for an additional one-year period unless either Mr. Redman or we give notice to the other at least 90 days before an extension is to take effect that either does not desire the employment term to be extended.

Under the employment agreement, Mr. Redman's base salary is $500,000 annually. Mr. Redman received a signing bonus in the amount of $100,000. Mr. Redman was required to prepare and present to the Chief Executive Officer written performance objectives for the fiscal year ending January 31, 2004. Following approval by the Chief Executive Officer of the performance objectives, Mr. Redman's target bonus for the fiscal year ending January 31, 2004 is 50% of his annual base salary for that year. For each subsequent fiscal year in which he meets performance objectives approved in advance by the Compensation Committee, Mr. Redman's target bonus will be based on 50% of his base salary in effect as of the start of that fiscal year. If the performance objectives accepted by the Chief Executive Officer are exceeded in any year, the annual bonus will be increased by 1% of his base salary for each 1% of excess, up to a maximum bonus of 100% of his base salary for the achievement of 150% of the performance objectives. If the performance objectives are not met, Mr. Redman will not be entitled to any bonus.

As an inducement necessary to secure his services, we granted Mr. Redman non-qualified options to purchase 125,000 shares of our common stock at an exercise price per share of $3.13, the fair market value of our stock on the date of grant. These options vest in tranches of 7,812.5 shares on each December, March, June and September 30 during the first four years of his employment term. The non-qualified options in each tranche will be exercisable for a period of five years after the vesting of that tranche. In the event that an amendment to our stock option plan has not been approved by our stockholders, we are nevertheless contractually obligated with respect to such options which would not be granted under our stock option plan.

As a further inducement necessary to secure his services, we also granted Mr. Redman 125,000 restricted shares of our common stock for $1,250. The restricted stock will vest in installments as follows: 41,666.7 shares when the closing market price of our common stock equals or exceeds $10 per share for 20 consecutive trading days in any three-month period; an additional 41,666.7 shares will vest when the closing market price of our common stock equals or exceeds $20 per share for 20 consecutive trading days in any three-month period; and 41,666.7 shares will vest when the closing market price equals or exceeds $30 per share for 20 consecutive trading days in any three-month period. Mr. Redman's right to receive any shares of restricted stock that has not vested prior to January 6, 2008 will terminate and the restricted stock will be returned to us. Mr. Redman will not be entitled to sell any vested shares of restricted stock until the expiration of two years from the effective date of his employment agreement. In the event that an amendment to our stock option plan has not been approved by our stockholders, we are nevertheless contractually obligated with respect to such stock which would not be granted under our stock option plan.

Larry Kelley Employment Agreement

We employed Larry Kelley, Executive Vice President - Merchandising and Marketing, pursuant to a one-year employment agreement dated January 6, 2003 that expires on January 6, 2004, provided that at the scheduled end of the initial employment term, and on each anniversary thereafter, his employment term will be automatically extended for an additional one-year period unless either Mr. Kelley or we give notice to the other at least 90 days before an extension is to take effect that either does not desire the employment term to be extended.

Under the employment agreement, Mr. Kelley's base salary is $400,000 annually. Mr. Kelley was required to prepare and present to the Chief Executive Officer written performance objectives for the fiscal year ending January 31, 2004. Following approval by the Chief Executive Officer of the performance objectives, Mr. Kelley's target bonus for the fiscal year ending January 31, 2004 is 50% of his annual base salary for that year. For each subsequent fiscal year in which he meets performance objectives approved in advance by the Compensation Committee, Mr. Kelley's target bonus will be based on 50% of his base salary in effect as of the start of that fiscal year. If the performance objectives accepted by the Chief Executive Officer are exceeded in any year, the annual bonus will be increased by 1% of his base salary for each 1% of excess, up to a maximum bonus of 100% of his base salary for the achievement of 150% of the performance objectives. If the performance objectives are not met, Mr. Kelley will not be entitled to any bonus, except that Mr. Kelley will receive a minimum annual bonus of $100,000 for the fiscal year ending January 31, 2004, payable in twelve equal monthly installments beginning February 2003 as long as Mr. Kelley remains employed by us.

As an inducement to secure his services, we granted Mr. Kelley non-qualified options to purchase 75,000 shares of our common stock at an exercise price per share of $3.13, the fair market value of our stock on the date of grant. These options vest in tranches of 4,687.5 shares on each March, June, September and December 30 during the first four years of his employment term. The options in each tranche will be exercisable for a period of five years after the vesting of that tranche. In the event that an amendment to our stock option plan has not been approved by our stockholders, we are nevertheless contractually obligated with respect to such options which would not be granted under our stock option plan.

As a further inducement to secure his services, we also granted Mr. Kelley 75,000 restricted shares of our common stock for $750. The restricted stock will vest in installments as follows: 25,000 shares when the closing market price of our common stock equals or exceeds $10 per share for 20 consecutive trading days in any three-month period, an additional 25,000 shares will vest when the closing market price of our common stock equals or exceeds $20 per share for 20 consecutive trading days in any three-month period; and 25,000 shares will vest when the closing market price equals or exceeds $30 per share for 20 consecutive trading days in any three-month period. Mr. Kelley's right to receive any shares of restricted stock that has not vested prior to January 6, 2008 will terminate and the restricted stock will be returned to us. Additionally, Mr. Kelley will not be entitled to sell any vested shares of restricted stock until the expiration of two years from the effective date of his employment agreement. In the event that an amendment to our stock option plan has not been approved by our stockholders, we are nevertheless contractually obligated with respect to such stock which would not be granted under our stock option plan.

Severance Agreements

Michael Searles Severance Agreement

On November 7, 2002, Mr. Searles' employment with us was terminated without cause. Under the terms of his Amended Employment Agreement with us, he is entitled to twelve months of his base salary in the total amount of $750,000. He is also entitled to all accrued but unpaid compensation, vacation pay and reimbursable business expenses through his termination date, payable in a lump sum. In addition, he is entitled to the amounts or benefits owing under benefit plans and policies, exclusive of cash severance policies and up to three years of COBRA premiums. As of April 25, 2003, Mr. Searles has received $319,731 in severance payments. All of Mr. Searles' stock options expired three months after his termination date.

On November 7, 2002, Mr. Searles resigned as a member of the Board of Directors.

Spencer Insolia Severance Agreement

On January 6, 2003, Mr. Insolia's employment as Executive Vice President - Marketing and Chief Strategy Officer with us was terminated. Under the terms of his severance agreement, Mr. Insolia received an initial payment of $3,846. He is also to receive a stream of bi-weekly payments through July 18, 2003, totaling $128,654, unless he becomes employed prior to that date. If he becomes employed prior to July 18, 2003, any payments we would otherwise be obligated to pay him will be reduced by the amount of compensation he receives for services performed through July 18, 2003. We also paid Mr. Insolia bonuses totaling $137,500 to which he was entitled on January 6, 2003 and agreed to pay Mr. Insolia's COBRA premiums through July 2003.

Louis Leidelmeyer Severance Agreement

On January 6, 2003, Mr. Leidelmeyer's employment as Executive Vice President - Human Resources with us was terminated. Under the terms of his severance agreement, Mr. Leidelmeyer is entitled to a sum equal to his annual base salary in the amount of $225,000 and his annual automobile allowance in effect at the time of his termination, both payable in equal bi-weekly installments. If he becomes employed prior to January 6, 2004, any payments we would otherwise be obligated to pay him will be reduced by the amount of compensation he receives for services performed through January 6, 2004. He was also entitled to all accrued but unpaid vacation pay, payable in a lump sum. In addition, we agreed to pay Mr. Leidelmeyer's COBRA premiums for twelve months following the termination of his employment. As of April 25, 2003, Mr. Leidelmeyer has received $67,038 in severance payments.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors is composed entirely of outside directors. The Compensation Committee is responsible for establishing and administering the compensation policies applicable to our executive officers. All decisions by the Compensation Committee are subject to review and approval by the full Board of Directors.

Our executive compensation philosophy and specific compensation plans tie a significant portion of executive compensation to our success in meeting specific profit, growth and performance goals.

Our compensation objectives include attracting and retaining the best possible executive talent, motivating executive officers to achieve our performance objectives, rewarding individual performance and contributions, and linking executives' and stockholders' interests through equity based plans.

Our executive compensation consists of three key components: base salary, annual incentive compensation and stock options, each of which is intended to complement the others and, taken together, to satisfy our compensation objectives. The Compensation Committee's policies with respect to each of the three components are discussed below.

Base Salary. In the early part of each fiscal year, the Compensation Committee reviews the base salary of the Chief Executive Officer (subject to requirements of his employment agreement) and the recommendations of the Chief Executive Officer with regard to the base salary of all other executive officers, and approves, with any modifications it deems appropriate, annual base salaries for each of our executive officers. We base the recommended base salaries of the executive officers on an evaluation of the individual performance of the executive officer, including satisfaction of annual objectives. The recommended base salary of the Chief Executive Officer is based on achievement of our annual goals relating to financial objectives, including earnings growth and return on capital employed, and an evaluation of individual performance.

Recommended base salaries of the executive officers are also based in part upon an evaluation of the salaries of executives who hold comparable positions at comparable companies.

Annual Incentive Compensation. Our executive officers participate in a discretionary incentive bonus plan which provides for the payment of annual bonuses in cash or stock (or both), based on our success in attaining financial objectives, and subjective factors established from time to time by the Compensation Committee or the Board of Directors. With the exception of those executives who have separate employment agreements with us, the Compensation Committee normally considers aggregate incentive cash and stock bonus payments to the executive officers, as a group, of up to 50% of their base salaries, and any bonus payments in excess of 50% of the aggregate base salaries, may be paid in cash or stock, at the discretion of the Compensation Committee. The Compensation Committee did not award annual incentive bonus payments to any of our executive officers for fiscal 2002.

Stock Options. The primary objective of the stock option program is to link our interests and those of our executive officers and other selected employees to those of the stockholders through significant grants of stock options. The Compensation Committee bases the aggregate number of options it recommends on practices of comparable companies, while grants of stock options to specific employees reflect their expected long-term contribution to our success.

Compensation Committee:
Willem F.P. de Vogel, Chairman
Peter V. Handal

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors was, during fiscal 2002 or at any other time, one of our officers or employees or an officer or employee of our subsidiaries.

Summary of Cash and Other Compensation

The following table contains information about the compensation during fiscal 2002 of our former principal executive officer, current principal executive officer, each of our four other most highly paid executive officers who served as executive officers at the end of fiscal 2002 and two other named executive officers who were not serving as executive officers at the end of fiscal 2002:



                                                     SUMMARY COMPENSATION TABLE

                                                                   Long-Term Compensation
                             Fiscal                              Restricted     Securities       All Other
  Name and Principal          Year      Annual Compensation         Stock       Underlying     Compensation
       Position                (1)    Salary ($)    Bonus ($)    Award(s) ($)    Options         ($) (3)
       --------               ---     ----------    ---------    ------------   ----------     ------------

Michael M. Searles            2002    $ 605,769     $     -      $      -              -     $   390,777
Former President, Chief       2001      747,564           -             -              -         206,532
Executive Officer and         2000      600,000        300,000          -              -         210,005
Chairman of the Board(4)

William R. Fields             2002      158,754         62,500       417,500        250,000       40,328
Chief Executive Officer         -          -              -             -              -            -
and Chairman of the             -          -              -             -              -            -
Board(5)

Douglas C. Felderman          2002      285,000         94,271          -              -             987
Executive Vice President      2001      283,250           -             -              -          66,195
and                           2000      241,346        125,000          -            19,474      310,127
Chief Financial Officer

Michael J. Hein               2002      147,308           -             -              -             875
Senior Vice President           -          -              -             -              -            -
- Distribution and              -          -              -             -              -            -
Transportation

Spencer Insolia (6)           2002      196,154        137,500          -            60,000       37,786
Executive Vice President        -          -              -             -              -            -
-Marketing and Chief            -          -              -             -              -            -
Strategy Officer

Louis A. Leidelmeyer (7)      2002      212,730           -             -             5,000       39,135
Executive Vice President -      -          -              -             -              -            -
Human Resources                 -          -              -             -              -            -

Norman G. Plotkin             2002      285,000        112,468          -              -           2,200
Executive Vice President -    2001      282,500           -             -              -          15,689
Store Development and         2000      222,884        117,500          -            21,262       13,501
General Counsel

Edward Wong                   2002      165,500         25,000          -            36,000        7,355
Executive Vice President -      -          -              -             -              -            -
Supply Chain and Technology     -          -              -             -              -            -

---------------------------------------------------------------------------------------------------------

(1) We refer to a fiscal year by the year in which most of the activity occurred (for example, we refer to fiscal year ended February 1, 2003 as fiscal 2002).

(2) The aggregate amount of other annual compensation is less than the lesser of $50,000 or 10% of such person's total annual salary and bonus.




(3) "All Other Compensation" for fiscal 2002 includes (i) matching contributions under our 401(k) Savings Plan of $2,200 for Mr. Searles, $987 for Mr. Felderman, $875 for Mr. Hein, $1,289 for Mr. Leidelmeyer and $2,200 for Mr. Plotkin; (ii) forgiveness of interest in the amount of $157,808 for Mr. Searles; (iii) reimbursement of moving expenses of $40,328 to Mr. Fields and $7,355 to Mr. Wong; (iv) cost of living adjustment of $18,771 for Mr. Insolia; (v) final vacation pay of $86,538 for Mr. Searles, $28,615 for Mr. Leidelmeyer and $5,553 for Mr. Insolia; and (vi) severance payments of $144,231 for Mr. Searles, $13,462 for Mr. Insolia and $9,231 for Mr. Leidelmeyer.

(4) Mr. Searles was President, Chief Executive Officer and Chairman of the Board until his termination of employment on November 7, 2002.

(5) Mr. Fields was appointed Chief Executive Officer and Chairman of the Board effective November 7, 2002. During fiscal 2002, Mr. Fields received $62,500 of his guaranteed first year bonus of $375,000 under the terms of his employment agreement.

      Mr. Fields received a restricted stock grant of 250,000 shares of common stock on November 7, 2002 when the closing market price of our common stock was $1.68 per share. The restricted shares vest as follows: 83,333 shares when the closing market price of our common stock equals or exceeds $10 per share for 20 consecutive trading days in any three-month period, an additional 83,333 shares will vest when the closing market price of our common stock equals or exceeds $20 per share for 20 consecutive trading days in any three-month period; and 83,334 shares will vest when the closing market price equals or exceeds $30 per share for 20 consecutive trading days in any three-month period. Mr. Fields' right to receive any shares of restricted stock that have not vested prior to November 7, 2007 will terminate and the restricted stock will be returned to us. Additionally, Mr. Fields will not be entitled to sell any vested shares of restricted stock until the expiration of two years from the effective date of his employment agreement. Mr. Fields is entitled to receive dividends that are paid on common stock and he has the right to vote his restricted shares.

      As of February 1, 2003, the value of Mr. Fields' restricted stock holdings was $677,500 (which is calculated as 250,000 shares times $2.72 per share, minus the $2,500 that Mr. Fields paid for the stock).

(6)   As of January 6, 2003, Mr. Insolia was no longer an employee.

(7)   As of January 6, 2003, Mr. Leidelmeyer was no longer an employee.


Grants of Stock Options

The following table sets forth information concerning the award of stock options during fiscal 2002. We have never granted stock appreciation rights.



                                                                                   Potential Realizable
                                         % of Total                                  Value at Assumed
                           Number of      Options                                    Annual Rates of
                           Securities    Granted to   Exercise                   Stock Price Appreciation
                           Underlying    Employees    or Base                      For Option Term (1)
                            Options      in Fiscal     Price       Expiration    ------------------------
          Name            Granted (#)       Year      ($/Share)       Date           5% ($)        10%($)
          ----            -----------    ---------    ---------    ----------        ------        ------
Michael M. Searles (2)               -             -           -             -             -             -

William R. Fields              250,000        30.96%     $  1.68     9/29/2011     $ 231,558     $ 570,338

Douglas C. Felderman                 -             -           -             -             -             -

Michael J. Hein                      -             -           -             -             -             -

Spencer Insolia (3)             60,000         7.43%       15.62     3/19/2012       589,400      1,493,655

Louis A. Leidelmeyer (3)         5,000         0.62%        2.81     9/18/2012         8,836         22,392

Norman G. Plotkin                    -             -           -             -             -              -

Edward Wong                     18,000         2.23%       12.86     6/19/2012       145,577        368,920
                                18,000         2.23%        2.81     9/18/2012        31,809         80,611


------------------------------------------------------------------------------------------------------------

(1) Amounts shown represent the potential value of granted options if the assumed annual rates of stock appreciation are maintained over the terms of the granted options. The assumed rates of appreciation are established by regulation and are not intended to be a forecast of our performance or to represent our expectations with respect to the appreciation, if any, of the common stock.

(2)   As of November 7, 2002, Mr. Searles was no longer an employee.

(3) As of January 6, 2003, Messrs. Insolia and Leidelmeyer were no longer employees. All such options expired unexercised 60 days after that date.


Exercise of Stock Options and Holdings

The following table sets forth information concerning exercises of stock options during fiscal 2002 and the fiscal year-end value of unexercised options. We have never granted stock appreciation rights.


                                   Aggregated Option Exercises in Fiscal 2002
                                       Fiscal 2002 Year-End Option Values

                                                         Number of Securities
                                                        Underlying Unexercised        Value of Unexercised
                            Shares                    Options at Fiscal Year End     In-the-Money Options at
                           Acquired     Value                   (#)                    Fiscal Year End ($)
                             On        Realized       --------------------------     -----------------------
          Name             Exercise       ($)         Exercisable  Unexercisable   Exercisable   Unexercisable
          ----             --------    --------       -----------  -------------   -----------   -------------

Michael M. Searles (1)             -    $    -          283,517        18,080       $   -         $    -

William R. Fields                  -         -           15,625       234,375         16,250        243,750

Douglas C. Felderman               -         -           64,315        35,685           -              -

Michael J. Hein                    -         -            7,200        10,800           -              -

Spencer Insolia (2)                -         -             -           60,000           -              -

Louis A. Leidelmeyer (2)           -         -           20,000        25,000           -              -

Norman G. Plotkin                  -         -           60,936        26,758           -              -

Edward Wong                        -         -             -           36,000           -              -

--------------------------------------------------------------------------------------------------------------

(1) As of November 7, 2002, Mr. Searles was no longer an employee. All such options expired unexercised 3 months after that date.

(2) As of January 6, 2003, Messrs. Insolia and Leidelmeyer were no longer employees. All such options expired unexercised 60 days after that date.



Item 12.   Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

The following persons are known by us, based solely upon information filed by such persons with the Securities and Exchange Commission, to have owned beneficially more than 5% of any class of our voting securities as of the April 25, 2003:



                                                           Common Stock
       Name and Address                                    ------------
      of Beneficial Owner                           Number      Percent of Class
      -------------------                           ------      ----------------
Three Cities Fund II L.P (1)                       1,383,914            8.7%

Three Cities Offshore II C.V. (1)                  2,340,020           14.6%

The TCW Group, Inc. (2)                            1,685,050           10.5%

Kennedy Capital Management, Inc. (3)                 789,900            4.9%

Shumway Capital Partners LLC (4)                     731,900            4.6%

--------------------------------------------------------------------------------


(1) The address of the beneficial owners is c/o Three Cities Research, Inc., 650 Madison Avenue, New York, NY 10022. As the investment advisor to both Three Cities Fund II L.P. and Three Cities Offshore II C.V., with power to direct voting and disposition by both those Funds, Three Cities Research, Inc. ("TCR") may be deemed to be the beneficial owner of the total 3,723,934 shares owned by both funds. In addition, because Willem F.P. de Vogel is a general partner of TCR Associates, L.P., the general partner of Three Cities Fund II L.P., he may be deemed to be a beneficial owner of the shares owned by Three Cities Fund II L.P.

(2) Based solely on our review of the Schedule 13G filed by such stockholder with the SEC: The address of the beneficial owner is 865 South Figueroa Street, Los Angeles, California 90017. The TCW Group, Inc., a Nevada corporation ("TCW"), filed the Schedule 13G on behalf of itself and its direct and indirect subsidiaries, which collectively constitute The TCW Group, Inc. business unit (the "TCW Business Unit"). The TCW Business Unit is primarily engaged in the provision of investment management services. TCW is the parent holding company and its relevant subsidiaries are (i) Trust Company of the West, a California corporation and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934,
      (ii) TCW Asset Management Company, a California corporation and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, and (iii) TCW Investment Management Company, a California corporation and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. As of July 6, 2001, the ultimate parent company of TCW is Societe Generale, S.A., a corporation formed under the laws of France ("SG"). The principal business of SG is acting as a holding company for a global financial services group, which includes certain distinct specialized business units that are independently operated, including the TCW Business Unit. S.G., for purpose of the federal securities laws, may be deemed ultimately to control TCW and the TCW Business Unit. SG, its executive officers and directors, and its direct and indirect subsidiaries (including all business units except the TCW Business Unit), may beneficially own shares of the securities of the issuer to which this schedule relates and such shares are not reported in this statement. In accordance with Securities and Exchange Commission Release No. 34-39538 (January 12, 1998), and due to the separate management and independent operation of its business units, SG disclaims beneficial ownership of shares beneficially owned by the reporting person. The reporting person disclaims beneficial ownership of shares beneficially owned by SG and any of SG's other business units.

(3) Based solely on our review of the Schedule 13G filed by such stockholder with the SEC: The address of the beneficial owner is 10829 Olive Blvd., St. Louis, MO 63141. Kennedy Capital Management, Inc. filed its Schedule 13G with the SEC on February 18, 2003 and claimed beneficial ownership of 789,900 shares, or 6% of our common stock.

(4) Based solely on our review of the Schedule 13G filed by such stockholder with the SEC: The address of the beneficial owner is 600 Steamboat Rd., Greenwich, CT 06830. Shumway Capital Partners LLC filed its Schedule 13G with the SEC on February 28, 2003 and claimed beneficial ownership of 731,900 shares, or 5.5% of our common stock. The statement was filed by Shumway Capital Partners LLC ("SCP"), a limited liability company organized under the laws of the State of Delaware, which serves as the investment manager to SCP Domestic Fund, LP ("SCP-D"), a Delaware limited partnership and SCP Overseas Fund, Ltd. ("SCP-O"), a Cayman Islands exempted company, with respect to the shares of common stock directly owned by them. SCP exercises investment discretion with regard to the common stock held by SCP-D and SCP-O. The statement was also filed by Chris W. Shumway ("Mr. Shumway"), with respect to the shares of common stock directly owned by SCP by virtue of SCP having investment discretion over the accounts of SCP-D and SCP-O.


On April 25, 2003, The Depository Trust Company owned of record 9,384,384 shares of common stock, constituting 58.68% of our outstanding common stock. We understand those shares were held beneficially for members of the New York Stock Exchange, some of whom may in turn have been holding shares beneficially for customers.

Management Stockholders

As of April 25, 2003, our directors and executive officers beneficially owned the following amounts of our voting securities:



                                                 Amount and
                                                 Nature of
                                                 Beneficial       Percent of
         Name of Beneficial Owner               Ownership (1)        Class
         ------------------------               -------------     ----------
Willem F.P. de Vogel (2)                                8,552          *
Douglas C. Felderman                                   88,620          *
William R. Fields                                     281,250        1.8%
Peter V. Handal                                        93,146          *
Michael J. Hein                                        11,091          *
Larry I. Kelley                                        79,687          *
Norman G. Plotkin                                      96,078          *
Ronald Rashkow (3)                                    318,506        2.0%
Melvin C. Redman                                      132,812          *
Edward Wong                                             3,600          *
Wm. Robert Wright II                                   12,589          *
Directors and Officers as a Group (11 persons)      1,125,931        7.0%

----------------------------------------------------------------------------

*     Less than 1%.

(1) Includes shares which may be acquired within 60 days through the exercise of stock options or warrants, as follows: Mr. de Vogel, 3,000 shares;
      Mr. Felderman, 80,210 shares; Mr. Fields, 31,250 shares; Mr. Handal, 8,129 shares; Mr. Hein, 10,800; Mr. Kelley, 4,687 shares; Mr. Plotkin, 72,188 shares; Mr. Rashkow, 56,500 shares; Mr. Redman, 7,812 shares; Mr. Wong, 3,600 shares; and Mr. Wright, 7,000 shares; all officers and directors as a group, 285,176 shares.

(2) Does not include shares owned by Three Cities Fund II L.P. Mr. de Vogel is a general partner of TCR Associates, L.P., the general partner of Three Cities Fund II L.P. TCR, of which Mr. de Vogel is the president, is the advisor to Three Cities Fund II L.P. and to Three Cities Offshore II C.V., which own a total of 3,723,934 shares, and has the power to direct the voting and disposition of those shares.

(3) Includes 57,091 shares of common stock held by members of Mr. Rashkow's family, 458 shares of common stock held by a limited partnership of which Mr. Rashkow is the general partner and 56,500 shares which Mr. Rashkow may acquire within 60 days through the exercise of stock options.



Item 13.   Certain Relationships and Related Transactions

Transactions with Management

In March 1997, we entered into an agreement for TCR to act as our financial advisor. Under this agreement, we pay TCR an annual fee of $50,000 and reimburse TCR all of its out-of-pocket expenses incurred for services rendered, up to an aggregate of $50,000 annually. We reimbursed TCR for out-of-pocket expenses in the amounts of $47,000, $34,000 and $37,000 during fiscal 2002, 2001 and 2000, respectively.

On March 6, 2003, Three Cities Fund II L.P. purchased 240,793 shares of our common stock and Three Cities Offshore II C.V. purchased 407,207 shares of our common stock in a private placement at a purchase price of $2.75 per share (a price in excess of the closing market price of our common stock on such date), for an aggregate purchase price of $1,782,000. TCR controls approximately 23.3% of our outstanding common stock and Mr. de Vogel, a member of our Board of Directors, is the President of TCR.

Also on March 6, 2003, Mr. Rashkow purchased 72,700 shares of our common stock in the private placement at a price of $2.75 per share (a price in excess of the closing market price of our common stock on such date), for an aggregate purchase price of $199,925.

Indebtedness of Management

During fiscal years 1997 and 1998, we sold to our executive management shares of our Series B Preferred Stock, which were subsequently converted to common stock. With the exception of Mr. Searles, each of the executives paid for his or her shares by giving us a full-recourse promissory note secured by the purchased stock. Each note accrues interest at 8% per annum and requires principal payments equivalent to 16.25% of the annual bonus paid to the purchaser (if such bonus is actually paid in a given year) and a balloon payment of the unpaid principal and interest at maturity. Each of the notes matures five years after the date it was made.

Mr. Searles' promissory note in the principal amount of $1,400,000 is partial-recourse and was due on April 29, 2003. Mr. Searles is liable for the payment of principal and accrued but unpaid interest on his note up to $600,000 (including the value of the shares of our stock securing the note) and we will have the right to retain the stock securing his note with respect to the balance of any principal and accrued interest on his note to the extent such stock has a value in excess of $600,000 (but not in excess of the outstanding balance of principal and accrued interest). We had forgiven interest payments aggregating $157,808 through November 7, 2002, but Mr. Searles' note accrued interest from November 7, 2002 to April 29, 2003. On April 29, 2003, the principal and accrued interest due on Mr. Searles' note was $1,458,608 and we foreclosed on the collateral which had a market value of $1,198,750, resulting in a deficiency of $259,858, for which Mr. Searles does not have personal liability for this deficiency under the terms of the note.

Mr. Plotkin's promissory note was outstanding during fiscal 2002, but as of March 21, 2003, Mr. Plotkin had repaid his promissory note in full in the amount of $101,008.

Additionally, on April 29, 2003, the principal and accrued interest due on the notes for Tracy W. Parks, our former Executive Vice President and Chief Operating Officer, was $117,042. On April 29, 2003, we foreclosed on the collateral which had a market value of $82,197, resulting in a deficiency of $34,845, for which Mr. Parks is personally liable under the terms of his notes.

During fiscal 2002, we loaned Spencer Insolia, our former Executive Vice President - Marketing and Chief Strategy Officer, $100,000 at the time of his hire. Mr. Insolia's promissory note accrued interest at a rate of 7% per annum and was to be paid in two installments of $50,000 plus all accrued interest to date, on May 1, 2003 and May 1, 2004. Under the terms of his note, Mr. Insolia paid the entire balance of $105,619 on January 6, 2003, when he ceased to be employed by us.


Item 14.   Controls and Procedures

Evaluation. Within 90 days prior to the date of this Annual Report on Form 10-K, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our last evaluation of such internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.  Financial Statements.

        See Index to Financial Statements contained in Item 8.

    2.  Financial Statement Schedules.

        Schedule II Valuation and Qualifying Accounts contained on page 45.

        All other schedules are omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements and notes thereto.

    3.  Exhibits.

        See Item 15(c).

(b) Reports on Form 8-K.

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


                                   Schedule II

                            Factory 2-U Stores, Inc.
                        Valuation and Qualifying Accounts
    Fiscal Year Ended February 1, 2003, February 2, 2002 and February 3, 2001

                                 (in thousands)


                                                             Additions
                                                             ---------
                                       Balance at     Charged to     Charged to                    Balance at
                                       Beginning       Costs and       Other                         End of
            Description                of Period       Expenses       Accounts      Deductions       Period
            -----------                ----------     ----------     ----------     ----------     ----------
As of February 1, 2003
  Notes Receivable Allowance            $     -        $  2,340       $     -        $     -        $  2,340
  Inventory Valuation Allowance            1,152          7,210             -              -           8,362
  FY02 Restructuring Reserve                  -          14,398             -          (1,987)        12,411
  FY01 Restructuring Reserve              21,154         (4,969)            -         (11,411)         4,774

As of February 2, 2002
  Inventory Valuation Allowance         $  1,265       $     -        $     -        $   (113)      $  1,152
  FY01 Restructuring reserve                  -          21,231             -             (77)        21,154

As of February 3, 2001
  Inventory Valuation Allowance         $  1,265       $     -        $     -        $      -       $  1,265




Index to Exhibits

Exhibit
Number                                Document
-------                               --------
2.1     (1)  Plan and Agreement of Merger dated June 18, 1998 between Family
             Bargain Corporation and General Textiles, Inc.
3.1     (2)  (i)  Restated Certificate of Incorporation
             (ii) Bylaws
4.1     (1)  Junior Subordinated Note Agreement dated April 30, 1998 among
             General Textiles, American Endeavour Fund Limited and London
             Pacific Life & Annuity Company
4.2     (1)  Form of Warrant dated April 30, 1998
10.1    (3)  Factory 2-U Stores, Inc. Employee Stock Purchase Plan
10.2    (4)  Amended and Restated Factory 2-U Stores, Inc. 1997 Stock Option
             Plan
10.3    (5)  Factory 2-U Stores, Inc. Employee Compensation Agreements
10.4    (6)  Financing Agreement between The CIT Group/Business Credit, Inc.
             (as Agent and a Lender) and Factory 2-U Stores, Inc. (as Borrower),
             dated as of March 3, 2000
10.5    (6)  First Amendment to the Financing Agreement between The CIT Group/
             Business Credit, Inc. (as Agent and a Lender) and Factory 2-U
             Stores, Inc. (as Borrower), dated as of March 3, 2000
10.6    (6)  Amended Employment Agreement between Factory 2-U Stores, Inc. and
             Michael M. Searles
10.7    (7)  Second Amendment to the Financing Agreement between The CIT Group/
             Business Credit, Inc. (as Agent and a Lender) and Factory 2-U
             Stores, Inc. (as Borrower), dated as of April 10, 2001
10.8    (7)  Third Amendment to the Financing Agreement between The CIT Group/
             Business Credit, Inc. (as Agent and a Lender) and Factory 2-U
             Stores, Inc. (as Borrower), dated as of April 9, 2002
10.9    (8)  Fourth Amendment to the Financing Agreement between The CIT Group/
             Business Credit, Inc. (as Agent and a Lender) and Factory 2-U
             Stores, Inc. (as Borrower), dated as of September 16, 2002
10.10    *   Fifth Amendment to the Financing Agreement between The CIT Group/
             Business Credit, Inc. (as Agent and a Lender) and Factory 2-U
             Stores, Inc. (as Borrower), dated as of February 14, 2003
10.11    *   Sixth Amendment to the Financing Agreement by and among The CIT
             Group/Business Credit, Inc. (as Agent and a Lender), Factory 2-U
             Stores, Inc. (as Borrower), and GB Retail Funding LLC (a Lender),
             dated as April 10, 2003
10.12   (9)  Employment Agreement, dated as of November 7, 2002, by and between
             Factory 2-U Stores, Inc. and William R. Fields
10.13   (9)  Letter Agreement, dated as of November 4, 2002, by and between
             Factory 2-U Stores, Inc. and Ronald Rashkow
10.14    *   Employment Agreement, dated as of January 6, 2003, by and between
             Factory 2-U Stores, Inc. and Melvin Redman
10.15    *   Employment Agreement, dated as of January 6, 2003, by and between
             Factory 2-U Stores, Inc. and Larry I. Kelley
10.16    *   Industrial/Commercial Single-Tenant Lease as of March 8, 2002, by
             and between Factory 2-U Stores, Inc. (as Tenant) and ORIX Otay,
             LLC (as Landlord)
23.1     *   Consent of Ernst & Young LLP, Independent Public Accountants
23.2     *   Information regarding consent of Arthur Andersen LLP
99.1     **  Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William R. Fields, Chief Executive Officer
99.2     **  Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Douglas C. Felderman, Executive Vice President and Chief
             Financial Officer


--------------------------------------------------------------------------------


(1) Incorporated by reference to Registration Statement on Form S-2, No. 333-58797 filed with the SEC on October 14, 1998.

(2) Incorporated by reference to Registration Statement on Form S-1, No. 33-77448 filed with the SEC on April 7, 1994.

(3) Incorporated by reference to Registration Statement on Form S-8 No. 333-94123 filed with the SEC on January 5, 2000.

(4) Incorporated by reference to Registration Statement on Form S-8 No. 333-40682 filed with the SEC on June 30, 2000.

(5) Incorporated by reference to Registration Statement on Form S-8 No. 333-89267 filed with the SEC on October 19, 1999.

(6) Incorporated by reference to Form 10-K for the fiscal year ended January 29, 2000 filed with the SEC on April 24, 2000.

(7) Incorporated by reference to Form 10-K for the fiscal year ended February 2, 2002 filed with the SEC on April 19, 2002.

(8) Incorporated by reference to Form 10-Q for the quarterly period ended August 3, 2002 filed with the SEC on September 17, 2002.

(9) Incorporated by reference to Form 8-K for report dated November 7, 2002 filed with the SEC on November 19, 2002.

*     Filed herewith.

**    Furnished herewith.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              FACTORY 2-U STORES, INC.



                                               By: /s/ William R. Fields
                                                   ---------------------
                                                   William R. Fields
                                                   Chairman of the Board
Dated:  May 2, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Company and in the capacities and on the date indicated.

      Signature                        Title                          Date
      ---------                        -----                          ----

/s/ William R. Fields         Chief Executive Officer              May 2, 2003
-------------------------     and Chairman of the Board
William R. Fields             (Principal Executive Officer)



/s/ Douglas C. Felderman      Executive Vice President,            May 2, 2003
-------------------------     Chief Financial Officer
Douglas C. Felderman          (Principal Financial and
                              Accounting Officer)



/s/ Ronald Rashkow            Lead Director                        May 2, 2003
-------------------------
Ronald Rashkow



/s/ Willem de Vogel           Director                             May 2, 2003
-------------------------
Willem de Vogel



/s/ Peter V. Handal           Director                             May 2, 2003
-------------------------
Peter V. Handal



/s/ Wm. Robert Wright II      Director                             May 2, 2003
-------------------------
Wm. Robert Wright II

                                  CERTIFICATION

I, William R. Fields, certify that:

1. I have reviewed this annual report on Form 10-K of Factory 2-U Stores, Inc. (the "Registrant").

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   May 2, 2003                               /s/ William R. Field
                                                  --------------------
                                                  Name:  William R. Fields
                                                  Title: Chief Executive Officer

                                  CERTIFICATION

I, Douglas C. Felderman, certify that:

1. I have reviewed this annual report on Form 10-K of Factory 2-U Stores, Inc. (the "Registrant").

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   May 2, 2003                             /s/ Douglas  C. Felderman
                                                -------------------------
                                                Name:  Douglas C. Felderman
                                                Title: Executive Vice President,
                                                       Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the
Board of Directors of Factory 2-U Stores, Inc.

We have audited the accompanying balance sheet of Factory 2-U Stores, Inc. (the "Company") as of February 1, 2003 and the related statements of operations, stockholders' equity and cash flows for the year ended February 1, 2003 ("fiscal 2002"). Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and financial statement schedule of the Company for the fiscal years ended February 2, 2002 and February 3, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 27, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2003 and the results of its operations and its cash flows for the year ended February 1, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("Statement") No. 142 during the first quarter of fiscal 2002.

As discussed above, the financial statements of the Company as of February 2, 2002 and February 3, 2001, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 6, these financial statements have been updated to include the transitional disclosures required by Statement No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of February 3, 2002. Our audit procedures with respect to the disclosures in Note 6 for fiscal 2001 and 2000 included (i) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related net income (loss)-per-share amounts. In our opinion, the disclosures for fiscal 2001 and 2000 in Note 6 related to the transitional disclosures of Statement 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's financial statements for fiscal 2001 and 2000 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's fiscal 2001 and 2000 financial statements taken as a whole.


/s/ ERNST & YOUNG LLP
San Diego, California
February 24, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH FACTORY 2-U STORES, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED FEBRUARY 2, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION. THE BALANCE SHEET AS OF FEBRUARY 3, 2001, REFERRED TO IN THIS REPORT HAS NOT BEEN INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.


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

/s/ ARTHUR ANDERSEN LLP



San Diego, California
February 27, 2002


                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)


                                                        February 1,  February 2,
                                                           2003         2002
                                                        -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  3,465   $ 17,390
  Merchandise inventory                                       32,171     54,860
  Accounts receivable, net                                       884      2,013
  Income taxes receivable                                      8,200       -
  Prepaid expenses                                             5,436      6,357
  Deferred income taxes                                        9,732      3,553
                                                            --------   --------
    Total current assets                                      59,888     84,173

Leasehold improvements and equipment, net                     28,602     37,042
Deferred income taxes                                         10,750      7,182
Other assets                                                     963      1,011
Excess of cost over net assets acquired, less
  accumulated amortization of $13,344                         26,301     26,301
                                                            --------   --------
    Total assets                                            $126,504   $155,709
                                                            ========   ========








   The accompanying notes are an integral part of these financial statements.


                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)

                                                        February 1,  February 2,
                                                           2003         2002
                                                        -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
    capital lease                                          $  3,000    $  2,019
  Accounts payable                                           27,961      36,271
  Taxes payable                                               5,840       3,332
  Accrued expenses                                           27,831      27,918
                                                           --------    --------
  Total current liabilities                                  64,632      69,540

Revolving credit facility                                     6,300        -
Long-term debt                                                6,445       8,376
Accrued restructuring charges                                 1,747       3,578
Deferred rent                                                 3,061       3,649
                                                           --------    --------
  Total liabilities                                          82,185      85,143
                                                           --------    --------

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.01 par value; 35,000,000 shares
   authorized and 13,475,705 shares and 12,842,146
   shares issued and outstanding, respectively                  135         128
 Stock subscription notes receivable                         (1,116)     (2,225)
 Additional paid-in capital                                 122,516     121,370
 Accumulated deficit                                        (77,216)    (48,707)
                                                           --------    --------
  Total stockholders' equity                                 44,319      70,566
                                                           --------    --------
  Total liabilities and stockholders' equity               $126,504    $155,709
                                                           ========    ========





   The accompanying notes are an integral part of these financial statements.






                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)

                                                  Fiscal Year Ended
                                                  -----------------
                                        February 1,   February 2,   February 3,
                                           2003          2002          2001*
                                        -----------   -----------   -----------
Net sales                                $535,270      $580,460      $555,670
Cost of sales                             372,885       385,390       358,393
                                        -----------   -----------   -----------
   Gross profit                           162,385       195,070       197,277

Selling and administrative expenses
  (exclusive of non-cash stock-based
  compensation expense shown below)       196,435       188,272       154,379
Pre-opening expenses                        1,086         3,086         5,371
Amortization of intangibles                  -            1,682         2,092
Restructuring charge                        9,914        18,360          -
Condemnation award                           -             -           (1,240)
Stock-based compensation expense             -              456         4,807
                                        -----------   -----------   -----------
   Operating income (loss)                (45,050)      (16,786)       31,868

Interest expense, net                       1,611           960         1,546
                                        -----------   -----------   -----------
Income (loss) before income taxes         (46,661)      (17,746)       30,322

Income taxes (benefit)                    (18,152)       (6,850)        9,058
                                        -----------   -----------   -----------
Net income (loss)                        $(28,509)     $(10,896)     $ 21,264
                                        ===========   ===========   ===========



Net income (loss) per share
  Basic                                  $  (2.20)     $  (0.85)     $   1.69
  Diluted                                $  (2.20)     $  (0.85)     $   1.63

Weighted average common shares outstanding
  Basic                                    12,957        12,807        12,589
  Diluted                                  12,957        12,807        13,066



*  53-week fiscal year.



   The accompanying notes are an integral part of these financial statements.




                            FACTORY 2-U STORES, INC.
                       Statements of Stockholders' Equity
                        (in thousands, except share data)

                                                            Stock
                                       Common Stock     Subscription  Additional
                                       ------------         Notes      Paid-in    Accumulated
                                     Shares     Amount   Receivable    Capital      Deficit     Total
                                     ------     ------   ----------    -------      -------     -----
Balance at January 29, 2000        12,390,817   $  124    $(2,710)    $108,091    $(59,075)    $46,430
                                   ----------   -------   --------    --------    ---------    -------
Issuance of common stock for
  exercise of stock options           341,932        3       -           2,595        -          2,598

Compensation expense related to
  performance-based stock options        -           -       -           4,807        -          4,807

Tax effect related to non-qualified
  stock options                          -           -       -           3,454        -          3,454

Issuance of common stock to Board
  members and management as
  compensation                         19,407        -       -             519        -            519

Issuance of common stock under
  employee stock purchase plan          7,148        -       -             180        -            180

Payments of notes receivable             -           -        485         -           -            485

Net income                               -           -       -            -         21,264      21,264
                                  -----------   -------   --------    --------    ---------    -------
Balance at February 3, 2001        12,759,304      127     (2,225)     119,646     (37,811)     79,737
                                  -----------   -------   --------    --------    ---------    -------

Issuance of common stock for
  exercise of stock options            66,456        1       -             522        -            523

Compensation expense related to
  the removal of price hurdle
  for performance-based stock
  options                                -           -       -             456        -            456

Tax effect related to non-qualified
  stock options                          -           -       -             389        -            389

Issuance of common stock to Board
  members as compensation               4,000        -       -             106        -            106

Issuance of common stock under
  employee stock purchase plan         12,386        -       -             251        -            251

Net loss                                 -           -       -            -        (10,896)    (10,896)
                                  -----------   -------   --------    --------    ---------   ---------
Balance at February 2, 2002        12,842,146      128     (2,225)     121,370     (48,707)     70,566
                                  -----------   -------   --------    --------    ---------   ---------

Issuance of common stock for
  exercise of stock options           124,764        1       -             917        -            918

Issuance of common stock to Board
  members and management as
  compensation                        478,000        5       -              78        -             83

Issuance of common stock under
  employee stock purchase plan         30,795        1       -             151        -            152

Payments of notes receivable             -           -         76         -           -             76

Write-down of stock subscription
  notes receivable to fair value         -           -      1,033         -           -          1,033

Net loss                                 -           -       -            -        (28,509)    (28,509)
                                  -----------   -------   --------    --------    ---------   ---------
Balance at February 1, 2003        13,475,705      135    $(1,116)     122,516    $(77,216)   $ 44,319
                                  -----------   -------   --------    --------    ---------   ---------



   The accompanying notes are an integral part of these financial statements.




                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)

                                                   Fiscal Year Ended
                                                   -----------------
                                           February 1,  February 2,  February 3,
                                              2003         2002         2001*
                                           -----------  -----------  -----------
Cash flows from operating activities
  Net income (loss) from operating
    activities                             $ (28,509)   $ (10,896)   $   21,264
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities
      Depreciation and amortization           15,160       14,773        13,594
      Loss on disposal of equipment               76          205           581
      Deferred rent expense                     (550)         264         1,098
      Stock-based compensation expense           -            456         4,807
      Restructuring charge                     4,734        4,922           -
      Other                                    1,204          -             -
      Changes in operating assets and
        liabilities
          Merchandise inventory               22,454       (5,286)      (17,396)
          Prepaid expenses and other
            assets                           (15,741)      (3,609)       (7,984)
          Accounts payable                    (8,310)      11,077         5,200
          Accrued expenses and other
            liabilities                        1,399       14,967        (3,840)
                                           ----------   ----------   -----------
Net cash provided by (used in)
  operating activities                        (8,083)      26,873        17,324
                                           ----------   ----------   -----------

Cash flows used in investing activities
  Purchase of leasehold improvements and
    equipment                                (11,001)     (12,694)      (23,818)
                                           ----------   ----------   -----------
Net cash used in investing activities        (11,001)     (12,694)      (23,818)
                                           ----------   ----------   -----------

                                   (continued)









   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)

                                                   Fiscal Year Ended
                                                   -----------------
                                           February 1,  February 2,  February 3,
                                              2003         2002         2001*
                                           -----------  -----------  -----------
Cash flows provided by (used in)
  financing activities
    Borrowings on revolving credit
      facility                                94,794      88,044        111,711
    Payments on revolving credit
      facility                               (88,494)    (88,044)      (111,711)
    Payments of long-term debt and
      capital lease obligations               (2,019)     (2,171)        (1,253)
    Proceeds from issuance of common
      stock, net                                   5         160            180
    Payments of deferred debt issuance
      costs                                     (121)        (40)          (250)
    Proceeds from exercise of stock
      options                                    918         523          2,598
    Payments of stock subscription notes
      receivable                                  76         -              485
                                           ----------   ----------   -----------
Net cash provided by (used in)
  financing activities                         5,159      (1,528)         1,760
                                           ----------   ----------   -----------

Net increase (decrease) in cash and
  cash equivalents                           (13,925)     12,651         (4,734)
Cash and cash equivalents at the
  beginning of the period                     17,390       4,739          9,473
                                           ----------   ----------   -----------
Cash and cash equivalents at the
  end of the period                        $   3,465    $ 17,390     $    4,739
                                           ==========   ==========   ===========


Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                               $     613    $    387     $      651
    Income taxes                           $   1,328    $  5,698     $    9,559


Supplemental disclosures of non-cash investing
  and financing activities
    Tax effect related to non-qualified
      stock options                        $     -      $    389     $    3,454
    Issuance of common stock to board
      members and management as
      compensation                         $     78     $    106     $      519




* 53-week fiscal year.


The accompanying notes are an integral part of these financial statements.


                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         We operate a chain of off-price retail apparel and houseware stores in Arizona, Arkansas, California, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Washington. We sell branded casual apparel for the family, as well as selected domestics and household merchandise at prices, which generally are significantly lower than other discount stores. At February 1, 2003, we operated 244 stores under the name Factory 2-U.

         Fiscal Year

         Our fiscal year is based on a 52/53 week year ending on the Saturday nearest January 31. Fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 included 52 weeks, 52 weeks and 53 weeks, respectively. We define our fiscal year by the calendar year in which most of the activity occurs (e.g. the fiscal year ended February 1, 2003 is referred to as fiscal 2002).

         Cash Equivalents

         We consider all liquid investments with original maturities of three months or less to be cash equivalents.

         Merchandise Inventory

         Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. In addition, consistent with industry practice, we capitalize certain buying, warehousing, storage and transportation costs. At February 1, 2003 and February 2, 2002, such costs included in inventory were $3.4 million and $4.6 million, respectively. As of February 1, 2003 and February 2, 2002, we had an inventory valuation allowance of $8.4 million and $1.1 million, respectively, which represented our estimate of the cost in excess of the net realizable value of all clearance and slow-moving items.

         Leasehold Improvements and Equipment

         Leasehold improvements and equipment are stated at original cost less accumulated depreciation and amortization. Tenant improvement allowances, offered by landlords from time to time, are recorded as a reduction to the original cost of leasehold improvements. Equipment under capital leases is stated at the present value of minimum lease payments at the date of acquisition. Depreciation expense for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 was $14.0 million, $14.0 million, and $10.4 million, respectively. We calculate depreciation and amortization using the straight-line method over the estimated useful lives as follows:

         Leasehold improvements        the shorter of the asset's useful
                                       life or the lease term, generally
                                       five years

         Furniture, fixtures and       three to five years
         other equipment

         Excess of Cost over Net Assets Acquired  ("Goodwill")

         At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which ceases the amortization of goodwill and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. As required, we have completed an impairment analysis using present value of future cash flow method and concluded that our goodwill was not impaired as of February 1, 2003.

         Prior to fiscal 2002, goodwill was amortized on a straight-line basis over 25 years. Goodwill amortization was $1.6 million for each of the fiscal years ended February 2, 2002 and February 3, 2001.

         Comprehensive Income

         We have adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes the disclosure requirements for comprehensive income and its components within the financial statements. We had no items of comprehensive income for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

         Asset Impairment

         We assess potential asset impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes an accounting model to be used for long-lived assets to be disposed of by sale or held for use and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement retains the requirements of SFAS 121 that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying value of the asset exceeds the fair value of the asset.

         Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, receivables, payables and accrued expenses approximate fair value due to the short-term nature of such instruments. The carrying amount of the revolving credit facility approximates fair value due to the floating rate on such instrument. The carrying value of long-term debt with fixed payment terms approximates fair value.

         Self-Insurance

         We self-insure or retain a portion of the exposure for losses related to workers' compensation and general liability costs. The self-insured policies provide for both specific and aggregate stop-loss limits. The workers' compensation program for the policy year ended January 31, 2003 had a specific stop loss amount of $250,000 with no aggregate stop loss limit. The general liability program provided for a specific stop loss of $35,000 per claim with no aggregate stop loss limit. It is our policy to record our self-insurance reserves, as determined actuarially, based upon claims filed and an estimate of claims incurred but not reported. Based on the actuarial methods used, we estimate our ultimate aggregate loss for workers' compensation and general liability in the amount of $3.4 million and $500,000, respectively. These amounts are subject to adjustment based on actual costs being greater or less than expected.

         Revenue Recognition

         Retail merchandise sales are recognized at the point of sale. We defer the recognition of layaway sales and the related cost of sales until the time the merchandise is fully paid by the customer. Deferred revenue is included in the accounts payable in the accompanying balance sheets.

         Costs of Sales

         Costs of sales include merchandise cost, transportation cost, markdowns, shrink, direct distribution and processing costs, and inventory capitalization cost.

         Advertising Costs

         Advertising costs are expensed as incurred. Advertising costs for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 were approximately $24.7 million, $20.9 million and $17.7 million, respectively.

         Deferred Rent

         Rent expense under non-cancelable operating lease agreements is recorded on a straight-line basis over the life of the respective leases. The excess rent expense over rent paid is accounted for as deferred rent.

         Store Pre-opening and Closing Costs

         Store pre-opening costs (costs of opening new stores, including grand opening promotions, training and store set-up costs) are expensed as incurred.

         Costs associated with closing stores, consisting primarily of inventory liquidation costs, non-recoverable investment in fixed assets and any future lease obligations, are recognized as operating expense at the date of a commitment to an exit or disposal plan. Closing costs related to exit or disposal activities initiated after December 31, 2002 will be expensed as incurred.

         Debt Issuance Costs

         Debt issuance costs are amortized to interest expense evenly over the life of the related debt. For fiscal year ended February 1, 2003, February 2, 2002 and February 3, 2001, amortization for debt issuance costs was $118,000, $132,000 and $84,000, respectively.

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

         Stock-based Compensation

         We have elected under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to continue using the intrinsic value method of accounting for employee stock- based compensation in accordance with Accounting Principles Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation expense is recognized only in the event that the exercise price of options granted is less than the market price of the underlying stock on the date of grant. The fair value method generally requires entities to recognize compensation expense over the vesting period of options based on the estimated fair value of the options granted. We have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

         The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value recognition provisions of SFAS No. 148.



                                                         (in thousands)
                                                         --------------
                                               2002         2001         2000
                                               ----         ----         ----
Net income (loss) before
  stock-based compensation, as reported     $ (28,509)   $ (10,896)   $  21,264
Stock based compensation using the fair
  value method, net of tax                     (3,159)      (5,877)      (2,505)
                                            ----------   ----------   ----------
Pro-forma net income (loss) available to
  common shareholders                       $ (31,668)   $ (16,773)   $  18,759
                                            ==========   ==========   ==========
Pro-forma basic income (loss) per common
  share                                     $   (2.44)   $   (1.31)   $    1.49
Pro-forma diluted income (loss) per common
  share                                     $   (2.44)   $   (1.31)   $    1.44


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

         The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions: (i) expected dividend yield of 0.00%, (ii) expected volatility of 104.0%, 96.86% and 98.75% for fiscal 2002, 2001 and 2000, respectively, (iii) expected life of eight years for fiscal 2002, nine years for fiscal 2001 and seven years for fiscal 2000, and (iv) risk-free interest rate of 3.55%, 5.71% and 5.01% for fiscal 2002, 2001 and 2000, respectively.

         Income (Loss) per Share

         We compute income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed based on the weighted average shares outstanding. Diluted income (loss) per share is computed based on the weighted average shares outstanding and potentially dilutive common stock equivalent shares. Approximately 127,242 shares of common stock equivalent shares are not included in the computation of diluted loss per share for fiscal 2002 because the effect would have been anti-dilutive.

         Weighted average number of common shares outstanding for each fiscal year are determined as follows:



                                                         (in thousands)
                                                         --------------
                                               2002         2001          2000
                                               ----         ----          ----
         Weighted average number of
           common shares outstanding          12,957       12,807        12,589
         Effect of dilutive securities:
           Warrants that are common stock
             equivalents                        -            -               33
           Options that are common stock
             equivalents                        -            -              444
                                              ------       ------        ------
         Adjusted weighted average number
           of common shares outstanding
           for diluted computations           12,957       12,807        13,066
                                              ------       ------        ------


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

         Reclassifications

         Certain prior period amounts have been reclassified to conform their presentation to the fiscal 2002 financial statements.

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

         In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires elaborating on the disclosures that must be made by a guarantor in financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002, and have been applied in the presentation of the accompanying consolidated financial statements. The recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. We have not yet determined the effect, if any; the recognition requirement for guarantees issued or modified after December 31, 2002 will have on our business, results of operations and financial condition.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee
         compensation.   SFAS No. 148 also amends the disclosure requirements of
         SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain of the disclosure modification are required for fiscal years ending after December 15, 2002. We have not yet completed the final evaluation of the transitioning options presented by SFAS No. 148. However, during fiscal 2003, we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

         In January 2003, the FASB issued FIN 46 - "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51 - Consolidated Financial Statements to those entities defined as "Variable Interest Entities" (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a "controlling financial interest" or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003, and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003.

2.       FISCAL 2002 RESTRUCTURING CHARGE

         In December 2002, we recorded a restructuring charge of $14.4 million in conjunction with the decision to close 23 stores as well as to consolidate both our distribution center network and corporate overhead structure. The purpose of these restructuring initiatives was to improve store profitability, reduce costs and improve efficiency.

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

         The components of the restructuring charge are computed based on our estimate of the realizable value of the affected tangible assets, including non-cash fixed asset write-downs and inventory liquidation costs and estimated exit costs, including lease termination or sublease costs, employee severance based on existing severance policies and local laws and tear-down costs. The restructuring charge is described in more detail in the following table.


                                                          (in thousands)
                                                          --------------
         Lease termination costs                            $    6,513
         Inventory liquidation costs (non-cash)*                 1,082
         Fixed asset write-downs (non-cash)**                    4,969
         Employee termination costs                              1,027
         Other cash costs                                          807
                                                          --------------
                                                            $   14,398
                                                          --------------

         * A non-cash inventory liquidation cost of $1.1 million is recorded as a component of cost of sales.

         ** Non-cash fixed asset write-downs of $5.0 million is recorded as a valuation allowance for leasehold improvements and equipment.

         As of February 1, 2003, we had closed 13 of the 23 identified stores. Subsequent to February 1, 2003, we closed two additional stores; and we, to date, had terminated the lease obligations of 11 of these closed stores.

         The balance of liability related to the fiscal 2002 restructuring charge at February 1, 2003 was as follows:

                                               (in thousands)
                                                -------------
                                                                     Balance at
                                Restructuring    Cash     Non-cash   February 1,
                                    Charge     Payments    Charges       2003
                                -------------  --------   --------   -----------
Lease termination costs            $   6,513   $    -     $    35    $  6,548
Inventory liquidation costs
  (non-cash)                           1,082        -        (565)        517
Fixed asset write-downs
  (non-cash)                           4,969        -      (1,317)      3,652
Employee termination costs             1,027      (119)        -          908
Other cash costs                         807       (21)        -          786
                                -------------  --------   --------   -----------
                                   $  14,398   $  (140)   $(1,847)   $ 12,411
                                -------------  --------   --------   -----------


3.       FISCAL 2001 RESTRUCTURING CHARGE

         In January 2002, we recorded a restructuring charge of $21.2 million in conjunction with the decision to close 28 under-performing stores as well as the realignment of our field organization and workforce reductions. The purpose of these restructuring initiatives was to improve store profitability, streamline field operations, reduce costs and improve efficiency.

         The components of the restructuring charge are computed based on our estimate of the realizable value of the affected tangible assets, including non-cash fixed asset write-downs and inventory liquidation costs and estimated exit costs, including lease termination or sublease costs, employee severance based on existing severance policies and local laws and tear-down costs. The restructuring charge is described in more detail in the following table.

                                                           (in thousands)
                                                           --------------
         Lease termination costs                              $  13,724
         Inventory liquidation costs (non-cash)*                  2,870
         Fixed asset write-downs (non-cash)**                     2,052
         Employee termination costs                               1,206
         Other cash costs                                         1,379
                                                           --------------
                                                              $  21,231
                                                           --------------

       * A non-cash inventory liquidation cost of $2.9 million is recorded as a component of cost of sales.

      ** Non-cash fixed asset write-downs of $2.1 million is recorded as a valuation allowance for leasehold improvements and equipment.

         We closed 24 of these 28 stores during the first quarter of fiscal 2002 and the remaining four stores in January 2003. To date, we had terminated the lease obligations of 21 of these stores. In light of the favorable experience related to the costs of closing these stores, we recorded a non-cash adjustment to reduce the reserve for the fiscal 2001 restructuring initiatives by approximately $5.0 million during the fourth quarter of fiscal 2002. The adjustment included (1) reduction of reserve for lease termination costs by $3.8 million, (2) reduction of reserve for inventory liquidation costs by $1.3 million, and (3) an additional reserve for fixed asset write-downs of $94,000.

         The balance of liability related to the fiscal 2001 restructuring charge at February 1, 2003 was as follows:


                                                (in thousands)
                                                -------------
                                                                     Balance at
                                Restructuring    Cash     Non-cash   February 1,
                                    Charge     Payments    Charges       2003
                                -------------  --------   --------   -----------
Lease termination costs            $  13,724   $(5,953)   $ (3,496)   $  4,275
Inventory liquidation costs
  (non-cash)                           2,870        -       (2,851)         19
Fixed asset write-downs
  (non-cash)                           2,052        -       (1,919)        133
Employee termination costs             1,206    (1,136)        -            70
Other cash costs                       1,379    (1,102)        -           277
                                -------------  --------   --------   -----------
                                   $  21,231   $(8,191)   $ (8,266)   $  4,774
                                -------------  --------   --------   -----------



4.       NOTE RECEIVABLE

         In July 2002, we entered into a temporary bridge financing agreement (the "Agreement") with one of our trade vendors (the "Borrower") in which we, subject to the terms and conditions of the Agreement, would provide a $4.0 million revolving line of credit facility to the Borrower. Advances made to the Borrower under this Agreement are secured by the Borrower's accounts receivable, inventory, personal property and other assets including cash. Borrowings under this facility are also secured by personal guarantees from the principals of the Borrower. This Agreement expired on October 11, 2002, and we have not made any direct advances to the Borrower thereafter.

         As of February 1, 2003, the outstanding borrowings plus accrued interest under this Agreement were approximately $1.1 million, which was fully reserved.

5.       LEASEHOLD IMPROVEMENTS AND EQUIPMENT

         Leasehold improvements and equipment consist of the following:



                                                      (in thousands)
                                                      --------------
                                             February 1,        February 2,
                                                2003               2002
                                             -----------        -----------
Furniture, fixtures and equipment            $  59,455          $  57,971
Leasehold improvements                          14,263             13,683
Automobiles                                        890                823
Equipment under capital leases                   2,549              3,153
                                             -----------        -----------
                                                77,157             75,630
Less: accumulated depreciation, amortization
        and valuation allowance
                                               (48,555)           (38,588)
                                             -----------        -----------
                                             $  28,602          $  37,042
                                             -----------        -----------



6.       GOODWILL

         As required, we adopted SFAS No. 142 on February 3, 2002 and ceased the amortization of goodwill accordingly. The following table presents the reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 (in thousands, except per share data):



                                                2002         2001        2000
                                                ----         ----        ----
Reported net income (loss)                   $ (28,509)   $ (10,896)   $ 21,264
Add back goodwill amortization, net of tax        -             984       1,124
                                             ----------   ----------   --------
Adjusted net income (loss)                   $ (28,509)   $  (9,912)   $ 22,388
                                             ----------   ----------   --------

Basic net income (loss) per common share
Reported net income (loss)                   $   (2.20)   $   (0.85)   $   1.69
Goodwill amortization, net of tax                  -           0.08        0.09
                                             ----------   ----------   ---------
Adjusted net income (loss)                   $   (2.20)   $   (0.77)   $   1.78
                                             ----------   ----------   ---------



7.       ACCRUED EXPENSES

         Accrued expenses consist of the following:


                                                            (in thousands)
                                                            --------------
                                                     February 1,     February 2,
                                                       2003             2002
                                                     -----------     -----------
         Accrued compensation and related costs      $   4,070        $   4,554
         Accrued restructuring charges                  11,117           12,653
         Accrued workers compensation                    4,741            2,341
         Other accrued expenses                          7,903            8,370
                                                     -----------     -----------
                                                     $  27,831        $  27,918
                                                     -----------     -----------


8.       LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

         Long-term debt and revolving credit facility consist of the following:


                                                            (in thousands)
                                                            --------------
                                                       February 1,   February 2,
                                                          2003          2002
                                                       -----------   -----------
Junior subordinated notes, non-interest bearing,        $  9,445      $  10,376
  discounted at a rate of 10%, principal payments
  in annual installments of $3.0 million and final
  balloon payment of $5.3 million due May 2005
Less current maturities                                   (3,000)        (2,000)
                                                       -----------   -----------
Long-term debt, net of current maturities               $  6,445      $   8,376
                                                       -----------   -----------

Revolving credit facility                               $  6,300      $     -



         Revolving Credit Facility

         We have a $50.0 million revolving credit facility with a financial institution. Under this revolving credit facility, we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The credit facility also included a $15.0 million sub-facility for letters of credit. In September 2002, we extended the term of this revolving credit facility until March 2006. As of February 1, 2003, interest on the credit facility was at the prime rate plus 0.50%, or at our election, LIBOR plus 2.50%. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 1.00% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 3.00%. The revolving credit facility provides for a $7.5 million availability block against our availability calculation as defined. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory.

         At February 1, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $6.3 million and letters of credit of $5.1 million under our revolving credit facility. At February 1, 2003, based on eligible inventory and accounts receivable, we were eligible to borrow $32.5 million under our revolving credit facility and had $13.6 million available after giving effect for the $7.5 million availability block, as defined.

         Junior Subordinated Notes

         The Junior Subordinated Notes are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. As of February 1, 2003, the Junior Subordinated Notes had a face value of $11.3 million and a related unamortized discount of $1.9 million, resulting in a net carrying value of $9.4 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the Junior Subordinated Notes of $2.0 million in December 2002. Additional principal payments are scheduled on December 31, 2003 ($3.0 million) and December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

9.       INCOME TAXES

         Significant components of income taxes (benefit) are as follows:


                                                       (in thousands)
                                                       --------------
                                               2002         2001          2000
                                               ----         ----          ----
         Federal income taxes (benefit)
           Current                          $  (8,200)    $ (3,069)    $ 11,249
           Deferred                            (8,321)      (2,754)      (3,596)
                                            ----------   ----------   ----------
                                              (16,521)      (5,823)       7,653
                                            ----------   ----------   ----------
         State income taxes (benefit)
           Current                              (204)         (541)       2,088
           Deferred                           (1,427)         (486)        (683)
                                            ----------   ----------   ----------
                                              (1,631)       (1,027)       1,405
                                            ----------   ----------   ----------
                                            $(18,152)     $ (6,850)   $   9,058
                                            ----------   ----------   ----------


         We have received the federal tax refund of $8.2 million in March 2003.

         The principal temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


                                                          (in thousands)
                                                          --------------
                                                   February 1,       February 2,
                                                      2003              2002
                                                   -----------       -----------
         Deferred tax assets
           Net operating loss carryforwards         $  10,483         $   7,644
           Compensated absences and bonuses             3,002             2,719
           Deferred rent                                1,325             1,807
           Closed store accrual                           101               299
           Excess of tax over book inventory            3,648             1,649
           Accrued expenses                            12,255             7,552
           Fixed assets                                   490               313
           Other                                        1,174               748
                                                   ------------      -----------
           Total gross deferred tax assets             32,478            22,731
           Less:  valuation allowance                  (7,647)           (7,647)
                                                   ------------      -----------
           Net deferred tax assets                     24,831            15,084
                                                   ------------      -----------
         Deferred tax liabilities
           Tax basis difference                         4,349             4,349
                                                   ------------      -----------
           Deferred tax liabilities                     4,349             4,349
                                                   ------------      -----------

         Net deferred tax asset                     $  20,482         $  10,735
                                                   ------------      -----------



         We have established a valuation allowance because we are uncertain when we may realize the benefits of our deferred tax assets and annual limitations on the usage of net operating loss carryforwards.

         The difference between the expected income taxes (benefit) computed by applying the U.S. federal income tax rate of 35% to net income (loss) from continuing operations for each of the fiscal years 2002, 2001 and 2000, and actual taxes (benefit) is a result of the following:


                                                          (in thousands)
                                                          --------------
                                                    2002       2001       2000
                                                    ----       ----       ----
         Computed "expected" taxes (benefit)     $(16,331)   $ (6,211)  $10,612
         Amortization of goodwill                    -            656       656
         Change in valuation allowance               -           -       (3,064)
         Business credits                            (195)       (238)      (86)
         State income taxes, net of federal
           income tax credit                       (1,586)     (1,064)    1,819
         Refund of taxes                             -           -         (900)
         Other, net                                   (40)          7        21
                                                 ---------   ---------  --------
                                                 $(18,152)   $ (6,850)  $ 9,058
                                                 ---------   --------   --------


         At February 1, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $26.2 million that expire starting in fiscal 2012. A portion of these losses is limited under
         Section 382 of the Internal Revenue Code due to prior ownership changes.


10.      LEASE COMMITMENTS

         We operate retail stores, distribution centers and administrative offices under various operating leases. Total rent expense was approximately $42.5 million, $40.7 million and $29.9 million, including contingent rent expense of approximately $98,000, $228,000 and $435,000, for fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

         Rent expense is recorded on a straight-line basis over the life of the lease. For fiscal 2002, cash payment requirements exceeded rent expense by approximately $414,000. For fiscal 2001 and 2000, rent expense charged to operations exceeded cash payment requirements by approximately $264,000 and $1.1 million, respectively, and resulted in an increase to the deferred rent liability for the same amount.

         We were obligated under various capital leases for equipment that expired at various dates during fiscal 2003. Equipment and related accumulated depreciation recorded under capital leases are as follows:


                                                          (in thousands)
                                                          --------------
                                                 February 1,         February 2,
                                                   2003                 2002
                                                 -----------         -----------
             Equipment                           $      -            $    584
             Less: accumulated depreciation             -                (575)
                                                 -----------         -----------
                                                 $      -            $      9
                                                 -----------         -----------


         At February 1, 2003, the future minimum lease payments under operating leases with remaining non-cancelable terms are as follows:


                                                            (in thousands)
                                                            --------------
              Fiscal year:
                 2003                                        $   29,903
                 2004                                            27,626
                 2005                                            24,264
                 2006                                            18,111
                 2007                                            13,076
                 Thereafter                                      44,422
                                                            --------------
                 Total minimum lease payments                $  157,402
                                                            --------------



11.      STOCKHOLDERS' EQUITY

         We have 35,000,000 shares of common stock authorized for issuance at a par value of $0.01 per share. At February 1, 2003, we have reserved 1,367,346 shares of common stock for issuance in connection with our stock option plan and 450,000 shares of common stock for issuance related to stock options issued outside our stock option plan. We have also reserved 299,643 shares for issuance under the employee stock purchase plan and 82,690 shares for issuance related to outstanding warrants.

         We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Currently, we are contractually prohibited from paying cash dividends on the common stock under the terms of our existing revolving credit facility and junior subordinated notes without the consent of the lenders.

         As of February 1, 2003, the outstanding stock subscription notes receivable balance was $1.1 million, net of a valuation allowance. All outstanding stock subscription notes receivable are either due from current or former members of management with a five-year term with maturity dates from April 29, 2003 to July 29, 2003 and an interest rate of 8.0% per annum. At February 1, 2003, based on the current stock price compared to the principal notes receivable balance plus accrued interest, we incurred a non-cash charge of approximately $1.0 million to reflect the fair value of these stock subscription notes receivable. The valuation allowance relates to three notes with a maturity date of April 29, 2003 and due from two former members of management in the original principal amount of $1.4 million, $250,000 and $250,000 respectively, with certain limitations on their personal liability to repay these notes. The first note, due from Michael M. Searles, our former President and Chief Executive Officer, in the principal amount of $1.4 million is secured by 242,662 shares of our common stock, and he has personal liability to repay up to $600,000, including accrued interest. The second note, due from Jonathan W. Spatz, our former Chief Financial Officer, in the principal amount of $250,000 is secured by 32,932 shares of our common stock, and he has personal liability to repay up to $107,000, including accrued interest. The third note, also due from Mr. Spatz, in the principal amount of $250,000 is secured by 43,332 shares of our common stock, and he has personal liability for the entire principal balance plus accrued interest. The remaining outstanding stock subscription notes receivable are believed to be fully collectible with recourse.

         In fiscal 2002, we issued a total of 450,000 restricted shares of common stock to certain of our new senior management members as inducement to accept employment at the time they were hired. These restricted shares shall vest in installments; 150,000 shares at such time as the closing market price of our common stock equals or exceeds $10.00 per share for 20 consecutive trading days in any three-month period, 150,000 shares at such time as the closing market price of our common stock equals or exceeds $20.00 per share for 20 consecutive trading days in any three-month period, and the final 150,000 shares at such time as the closing market price of our common stock equals or exceeds $30.00 per share for 20 consecutive trading days in any three-month period. In the event that the closing market price of our common stock equals or exceeds $10.00, $20.00 and $30.00 per share for 20 consecutive trading days in any three-month period, at a minimum we may incur non-cash charges of approximately $1.5 million, $3.0 million, and $4.5 million, respectively.


12.      STOCK OPTIONS AND WARRANTS

         At February 1, 2003, warrants to purchase 82,690 common shares were outstanding. These warrants have an exercise price of $19.91 and expire in May 2005.

         We have a stock option plan, the Amended and Restated Factory 2-U Stores, Inc. 1997 Stock Option Plan (the "Plan"). Options may be granted as incentive or nonqualified stock options. We may grant up to 2,157,980 options under this Plan. The options are issued at fair market value with exercise prices equal to our stock price on the date of grant. Options vest over three to five years; are exercisable in whole or in installments; and expire from five to ten years from the date of grant.

         Our Board of Directors has granted stock options to members of the Board and to our management. A summary of our stock option activity and related information is as follows:


                                               Number of       Weighted average
                                                options         exercise price
                                               ---------       ----------------

         Balance at January 29, 2000           1,380,438           $   10.53
         Granted                                 335,584               28.35
         Exercised                              (341,932)               7.60
         Canceled                                (88,658)              16.85
                                               ----------      ----------------
         Balance at February 3, 2001           1,285,432               15.52
         Granted                                 238,323               20.64
         Exercised                               (66,456)               7.90
         Canceled                                (41,141)              24.38
                                               ----------      ----------------
         Balance at February 2, 2002           1,416,158               16.49
         Granted                                 807,556*               5.34
         Exercised                              (124,764)               7.36
         Canceled                               (375,546)              20.09
                                               ----------      ----------------
         Balance at February 1, 2003           1,723,404           $   11.14

         Exercisable at February 1, 2003         734,196           $   12.13


         The following table summarizes information about the stock options outstanding at February 1, 2003:


                                 Weighted-
                                  average     Weighted-                Weighted-
                   Number of    contractual    average    Number of     average
   Range of         options        life       exercise     options     exercise
exercise prices   outstanding    (Years)        price    exercisable     price
---------------   -----------   -----------   --------   -----------  ----------
 $0.00 - $4.23      612,366*         7.3      $   2.38      115,625     $  2.14
 $4.23 - $8.45      343,160          2.6      $   6.75      320,560     $  6.75
 $8.45 - $12.68      92,243          6.0      $  12.06       52,111     $ 12.05
$12.68 - $16.90     277,670          8.5      $  14.88       47,798     $ 15.13
$16.90 - $21.13      76,410          6.8      $  20.19       27,202     $ 19.69
$21.13 - $25.35     148,825          7.1      $  24.21       64,878     $ 24.13
$25.35 - $29.58     130,287          5.9      $  26.81       83,045     $ 26.46
$29.58 - $33.80      10,193          7.7      $  31.89        5,277     $ 31.83
$33.80 - $38.03      25,750          6.9      $  36.94       13,000     $ 37.06
$38.03 - $42.25       6,500          4.8      $  40.22        4,700     $ 40.92
                  -----------   -----------   --------   -----------   ---------
                  1,723,404          6.3      $  11.14      734,196     $ 12.13
                  -----------                            -----------

* Including 450,000 stock options granted to certain of our new senior management members as an inducement to accept employment at the time when they were hired, subject to shareholder approval of an appropriate amendment to the Plan. In the event that such an amendment is not approved, we are nevertheless contractually obligated with respect to such options which will not be granted under the Plan.



         In fiscal 2000, we recorded non-cash stock-based compensation expense of $4.8 million when 92,961 stock options with a market price hurdle of $24.89 became exercisable in July 2000 and 71,419 stock options with a market price hurdle of $33.19 became exercisable in August 2000.

         In fiscal 2001, we recorded non-cash stock-based compensation expense of $456,000 as a result of the removal of the market price hurdle of 19,361 stock options held by former Executive Vice President who retired in August 2001.

         In fiscal 2002, there was no event related to our stock options triggered by the market price hurdle; and therefore, we did not record any non-cash stock-based compensation expense.


13.      EMPLOYEE BENEFITS

         We sponsor a defined contribution plan, qualified under Internal Revenue Code Section 401(k), for the benefit of employees who have completed twelve months of service and who work a minimum of 1,000 hours during that twelve-month period. We make a matching contribution equal to 20% of participating employees' voluntary contributions. Participants may contribute from 1% to 15% of their compensation annually, subject to IRS limitations. We contributed approximately $238,000, $232,000 and $208,000 in fiscal 2002, 2001 and 2000, respectively.

         We also sponsor the Factory 2-U Stores, Inc. Employee Stock Purchase Plan which allows eligible employees to acquire shares of our Common Stock at a discount from market price, at periodic intervals, paid for with accumulated payroll deductions. The discount is 15% of the lower of the market price per share as quoted on the NASDAQ National Market on the first and last day of an offering period. The Plan will terminate when all 350,000 shares available for issuance under the Plan are sold although the Plan may be terminated earlier by us at any time. As of February 1, 2003, eligible employees had purchased 50,357 shares of our Common Stock under the Plan.

14.      LEGAL MATTERS, COMMITMENTS AND CONTINGENCIES

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

         The Second Amended Complaint in the O'Hara Lawsuit alleges that we violated the California Labor Code and Industrial Wage Commission Orders, as well as the California Unfair Competition Act, by failing to pay overtime to the plaintiffs. Plaintiffs purport to bring this action on behalf of themselves and all other store managers, assistant store managers and other undescribed "similarly-situated employees" in our California stores from December 15, 1996 to present. The Second Amended Complaint sought compensatory damages, interest, penalties, attorneys' fees, and disgorged profits, all in unspecified amounts. The Second Amended Complaint also sought injunctive relief requiring payment of overtime to "non-exempt" employees. On September 4, 2001, we filed an answer in which we denied the material allegations of the Second Amended Complaint.

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

         We made a settlement offer to each member of the two plaintiffs classes, pursuant to which we offered to pay $1,000 for each year of service (or a pro rata portion of each partial year) after December 15, 1996 and between February 1, 2002 in exchange for a release of all overtime claims. Approximately 263 members of the plaintiff classes accepted the settlement offer.

         In August 2002 we reached a tentative settlement of the O'Hara Lawsuit. On November 7, 2002, the Court entered an order granting final approval of the settlement agreement. Pursuant to the settlement agreement, we have agreed to pay the plaintiff class members (and their attorneys) a total of $2,000,000 in settlement of all their claims. The settlement became effective as of April 25, 2003.

         In conjunction with the settlement of this O'Hara litigation, we recorded a charge of approximately $2.1 million in fiscal 2002, and we have paid approximately $869,000 as of February 1, 2003.

         We are subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of our management, based in part on the advice of legal counsel, the ultimate disposition of these current matters will not have a material adverse effect on our financial position or results of operations.

         We have entered into an employment contracts with three of our officers, which defines their duties and compensation and which could provide severance in the event of their termination of employment.

15.      RELATED PARTY TRANSACTIONS

         In March 1997, we entered into an agreement with Three Cities Research, Inc. ("TCR") engaging TCR to act as financial advisor to us. Under this agreement, we pay TCR an annual fee of $50,000 and reimburse TCR for all of its out-of-pocket expenses incurred for services rendered, up to an aggregate of $50,000 annually. We reimbursed TCR for out-of-pocket expenses in the approximate amounts of $47,000, $34,000 and $37,000 during fiscal 2002, 2001 and 2000, respectively. As of February 1, 2003, TCR controlled approximately 22.8% of our outstanding common stock and a principal of TCR is a member of our Board of Directors.

         On November 4, 2002, with the approval of the Board of Directors, we appointed Ronald Rashkow to a newly-created position as the Lead Director to our Board for three years. In connection with his Lead Director duties, we granted 50,000 options at an exercise price of $1.68 per share, the fair market value of our common stock on the date of grant. These options are fully vested and are exercisable for five years from the date of grant. We also issued 25,000 shares of restricted common shares to Mr. Rashkow at a price of $0.01 per share, subject to his completion of 12 months of service. In addition to this equity compensation, we are also required to pay monthly fee of $12,500 plus reimbursement of all reasonable out-of-pocket expenses.


16.      SUBSEQUENT EVENTS (UNAUDITED)

         Subsequent to February 1, 2003, the following events occurred:

         Revolving Credit Facility

         On February 14, 2003, we obtained the approval from the lender to expand the scope of the collateral securing the obligations under our revolving credit facility and increased the sub-facility for letters of credit to $15.0 million. In addition, we obtained the lender's consent to the incurrence by us of up to $10.0 million in additional indebtedness, which may be secured by a junior lien on the collateral.

         On April 10, 2003, we amended the terms of our revolving credit facility to add $7.5 million of term loans, to add one financial covenant, and to amend certain reporting provisions and other terms. The term loans consist of a $6.5 million junior term note secured primarily by inventory and accounts receivable and a $1.0 million term note secured primarily by equipment and other assets. These notes bear interest at the rate of 14.50% per annum on the then current outstanding balance, and mature on April 10, 2004. The $6.5 million junior term note can be extended for one additional year. The financial covenant, which is related to achieving a minimum earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, is subject to testing only if the Triggering Availability, as defined, is less than $10.0 million on the last three days of each month commencing on May 3, 2003. This financial covenant will terminate at such time that the $7.5 million term loans are no longer outstanding.

         At April 25, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $7.4 million and letters of credit of $12.3 million under our revolving credit facility. In addition, based on eligible inventory and accounts receivable, we were eligible to borrow $45.0 million under our revolving credit facility and had $17.8 million available for future borrowings after giving effect for the $7.5 million availability block, as defined.

         Stockholders' Equity

         On March 6, 2003, we completed a private offering of 2,532,679 shares of our common stock for aggregate proceeds of approximately $5.7 million, net of placement fees. The placement agent also received warrants to purchase 75,000 shares of our common stock at an exercise price of $3.50 per share. These warrants will expire in March 2006.

         On March 21, 2003, two stock subscription notes in the principal amount of $99,548 and $50,000, respectively, plus accrued interest, were paid in full by current members of management.

         On April 29, 2003, certain shareholder notes matured and we foreclosed on the collateral as of the close of business. The principal and accrued interest due on Mr. Searles' note was $1,458,608 and the collateral had a market value on April 29, 2003 of $1,198,750, resulting in a deficiency of $259,858, for which he is not personally liable for the deficiency under the terms of the note. In addition, the principal and accrued interest on Mr. Spatz's notes were $688,197 and the collateral had a market value on April 29, 2003 of $376,744, resulting in a deficiency of $311,453, for which he is personally liable for $136,614 of the deficiency under the terms of his notes. Additionally, on April 29, 2003, the principal and accrued interest due on the notes for Tracy W. Parks, our former Executive Vice President and Chief Operating Officer, was $117,042 and the collateral had a market value of $82,197, resulting in a deficiency of $34,845, for which he is personally liable under the terms of his notes.

         Related Party Transactions

         On March 6, 2003, two individual investment entities controlled by TCR, Three Cities Offshore II, C.V. and Three Cities Fund II, L.P., participated in our private offering transaction and acquired 407,207 shares and 240,793 shares of our common stock, respectively, at a purchase price of $2.75 per share (a price in excess of the closing market price of our common stock on such date), for an aggregate purchase price of $1,782,000. Including these additional shares acquisition, TCR currently owns approximately 23.3% of our outstanding common stock. Mr. Rashkow, our Lead Director, also participated in this private offering transaction and acquired 72,700 shares of our common stock at a price of $2.75 per share
         (a price in excess of the closing market price of our common stock on such date), for an aggregate purchase price of $199,925. Including these 72,700 shares, Mr. Rashkow's total current direct and indirect ownership of our outstanding common stock is approximately 1.6%.

         Settlement Agreement

         On March 19, 2003, we entered into a settlement agreement with a former candidate for an executive level position who alleged that we breached an oral agreement to employ him for one year. Under the terms of the settlement agreement, we are obligated to pay $390,000 payable in 52 equal bi-weekly installments.

         Legal Matters

         On or about April 28, 2003, Lynda Bray and Masis Manougian, two of our current employees, filed a lawsuit against us entitled
         "Lynda Bray, Masis Manougian, etc., Plaintiffs, vs. Factory 2-U Stores, Inc., etc., Defendants", Case No. RCV071918 in the Superior Court of the State of San Bernardino (the "Bray Lawsuit"). The complaint in the Bray Lawsuit alleges that we violated the settlement agreement in the O'Hara Lawsuit, the California Labor Code, Industrial Wage Commission Orders and the California Unfair Competition Act by failing to pay wages and overtime for all hours worked, by failing to document all hours worked, by threatening to retaliate against employees who sought to participate in the settlement of the O'Hara Lawsuit and by failing to inform prospective employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of our California stores at any time after December 15, 1996. Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

         We believe that the material allegations of the complaint in the Bray Lawsuit are false and that each of the claims asserted in the Bray Lawsuit is meritless. We also believe that the settlement in the O'Hara Lawsuit bars some of the claims asserted in the Bray Lawsuit. We intend to vigorously defend against the Bray Lawsuit.


17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The results of operations for fiscal 2002 and 2001 were as follows:


                                       (in thousands, except per share data)
                                       -------------------------------------
                                    First      Second       Third       Fourth
                                   Quarter     Quarter     Quarter      Quarter
                                   -------     --------    -------      -------
         Fiscal 2002
         -----------
         Net sales                 $116,951    $128,088    $134,506    $155,725
         Gross profit                41,158      41,029      44,652      35,546
         Operating income            (4,977)     (9,418)     (4,771)    (25,884)
         Net loss                    (3,141)     (5,837)     (3,516)    (16,015)

         Loss per share
           Basic                   $  (0.24)   $  (0.45)   $  (0.27)   $  (1.23)
           Diluted                    (0.24)      (0.45)      (0.27)      (1.23)

         Fiscal 2001
         -----------
         Net sales                 $125,824    $139,254    $145,568    $169,814
         Gross profit                41,759      49,820      50,260      53,231
         Operating income (loss)     (2,165)        113        (216)    (14,518)
         Net loss                    (1,448)       (195)       (324)     (8,929)

         Loss per share
           Basic                   $  (0.11)   $  (0.02)   $  (0.03)   $  (0.70)
           Diluted                    (0.11)      (0.02)      (0.03)      (0.70)



         As a result of rounding differences, total amounts disclosed in the Statements of Operations may not agree to the sum of the amounts disclosed above for the four quarters.