Form 10-Q
period 2003-05-03
FACTORY 2 U STORES INC
filed 2003-06-17
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 3, 2003
                                        -----------

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

The number of shares outstanding of the registrant's common stock, as of June 13, 2003 was 15,658,137 shares.

                            FACTORY 2-U STORES, INC.

              FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Factory 2-U Stores, Inc. Balance Sheets as of May 3, 2003 (Unaudited),
         May 4, 2002 (Unaudited) and February 1, 2003 .......................F-1

         Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
         13 weeks ended May 3, 2003 and May 4, 2002 .........................F-3

         Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
         13 weeks ended May 3, 2003 and May 4, 2002 .........................F-4

         Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited)..F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............9

Item 4.  Controls and Procedures...............................................9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................11
Item 2.  Changes in Securities and Use of Proceeds............................11
Item 3.  Defaults Upon Senior Securities......................................11
Item 4.  Submission of Matters to a Vote of Security Holders..................11
Item 5.  Other Information ...................................................11
Item 6.  Exhibits and Reports on Form 8-K ....................................12
Signatures    ................................................................13
Certifications ...............................................................14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements




                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                 (in thousands, except share and per share data)



                                                          May 3, 2003           May 4, 2002        February 1, 2003
                                                          -----------           -----------        ----------------
                                                          (Unaudtied)           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $   5,414            $   8,360             $   3,465
  Merchandise inventory                                        66,012               64,369                32,171
  Accounts receivable, net                                        623                1,014                   884
  Income taxes receivable                                         -                    -                   8,200
  Prepaid expenses                                              6,258                6,832                 5,436
  Deferred income taxes                                         9,753                3,553                 9,732
                                                          -----------           -----------        ----------------
             Total current assets                              88,060               84,128                59,888

  Leasehold improvements and equipment, net                    26,594               34,771                28,602
  Deferred income taxes                                        10,750                7,182                10,750
  Other assets                                                    936                1,006                   963
  Goodwill, less accumulated amortization of $13,344           26,301               26,301                26,301
                                                          -----------           -----------        ----------------
             Total assets                                   $ 152,641            $ 153,388             $ 126,504
                                                          ===========           ===========        ================











   The accompanying notes are an integral part of these financial statements.


                                   (continued)



                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                 (in thousands, except share and per share data)
                                   (continued)


                                                          May 3, 2003           May 4, 2002        February 1, 2003
                                                          -----------           -----------        ----------------
                                                          (Unaudited)           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debts                     $   3,021            $   2,004           $   3,000
  Junior secured term loans                                     7,500                  -                    -
  Accounts payable                                             43,844               37,230              27,961
  Taxes payable                                                   992                  690               5,840
  Accrued expenses                                             27,693               29,729              27,831
                                                          -----------           -----------        -----------------
             Total current liabilities                         83,050               69,653              64,632

Revolving credit facility                                      11,535                  -                 6,300
Long-term debts                                                 6,754                8,638               6,445
Accrued restructuring charges                                   1,747                3,578               1,747
Deferred rent                                                   2,822                3,263               3,061
                                                          -----------           -----------        -----------------
             Total liabilities                                105,908               85,132              82,185
                                                          -----------           -----------        -----------------


Stockholders' equity:
  Common stock, $0.01 par value; 35,000,000 shares authorized and 15,657,387 shares, 12,943,137 shares and 13,475,705 shares
    issued and outstanding, respectively                          157                  129                 135
  Stock subscription notes receivable                             -                 (2,149)             (1,116)
  Additional paid-in capital                                  126,513              122,124             122,516
  Accumulated deficit                                         (79,937)             (51,848)            (77,216)
                                                          ------------          -----------        -----------------
             Total stockholders' equity                        46,733               68,256              44,319
                                                          ------------          -----------        -----------------
             Total liabilities and stockholders' equity     $ 152,641            $ 153,388           $ 126,504
                                                          ============          ===========        =================






   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                         13 Weeks Ended
                                                         --------------
                                                  May 3, 2003       May 4, 2002
                                                  -----------       -----------
Net sales                                          $  104,347        $  116,951
Cost of sales                                          66,712            75,793
                                                  -----------       -----------
      Gross profit                                     37,635            41,158

Selling and administrative expenses                    41,255            45,698
Pre-opening and closing expenses                          138               437
                                                  -----------       -----------
      Operating loss                                   (3,758)           (4,977)

Interest expense, net                                     634               258
                                                 ------------       -----------
Loss before income taxes                               (4,392)           (5,235)
Income tax benefit                                     (1,671)           (2,094)
                                                 ------------       -----------
Net loss                                           $   (2,721)       $   (3,141)
                                                 ============       ===========

Loss per share
  Basic                                             $  (0.19)          $  (0.24)
  Diluted                                           $  (0.19)          $  (0.24)



Weighted average common shares outstanding
  Basic                                                14,620            12,903
  Diluted                                              14,620            12,903





   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                          13 Weeks Ended
                                                          --------------
                                                  May 3, 2003       May 4, 2002
                                                  -----------       -----------
Cash flows from operating activities
  Net loss                                          $ (2,721)        $ (3,141)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                    3,305            3,757
      Loss on disposal of equipment                      -                 41
      Deferred rent                                     (239)            (386)
      Stock subscription notes receivable
        valuation adjustment                            (708)             -
      Changes in operating assets and liabilities
        Merchandise inventory                        (33,840)          (9,509)
        Prepaid expenses and other assets              8,039              536
        Accounts payable                              15,883              958
        Accrued expenses and other liabilities        (4,860)          (1,506)
                                                    ---------        ----------
Net cash used in operating activities                (15,141)          (9,250)

Cash flows from investing activities
  Purchases of leasehold improvements and equipment   (1,032)            (538)
                                                    ---------        ----------
Net cash used in investing activities                 (1,032)            (538)

Cash flows from financing activities
  Borrowings on revolving credit facility             42,507              -
  Payments on revolving credit facility              (37,272)             -
  Payments on long-term debt and
    capital lease obligations                            -                (15)
  Proceeds from debt financing                         7,500              -
  Proceeds from issuance of common stock, net          5,672              -
  Payment of deferred debt issuance costs              (428)              (40)
  Proceeds from exercise of stock options                -                737
  Payments of stock subscription notes receivable       143                76
                                                    ---------        ----------
Net cash provided by financing activities             18,122              758

Net increase (decrease) in cash                        1,949           (9,030)
Cash at the beginning of the period                    3,465           17,390
                                                    ---------        ----------
Cash at the end of the period                       $  5,414         $  8,360
                                                    =========        ==========
Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                        $    347         $     38
    Income taxes                                    $     88         $  1,102

Supplemental disclosure of non-cash investing and financing activities
  Acquisition of equipment under notes payable      $    92          $    -
  Issuance of common stock to board members
    as compensation                                 $     5          $     17


   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)      Unaudited Interim Financial Statements

         The accompanying unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended February 1, 2003 included in our Form 10-K as filed with the Securities and Exchange Commission.

         We believe that the unaudited financial statements as of and for the 13 weeks ended May 3, 2003 and May 4, 2002 reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. We have not yet completed the final evaluation of the transitioning options presented by SFAS No.
         148. However, during fiscal 2003, we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

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

 (3)     Fiscal 2002 Restructuring Charge

         In December 2002, we recorded a restructuring charge of $14.4 million in conjunction with the decision to close 23 stores as well as to consolidate both our distribution center network and corporate overhead structure. The purpose of these restructuring initiatives was to improve store profitability, reduce costs and improve efficiency.

         As of June 13, 2003, we had closed 15 of these 23 stores and terminated the lease obligations of 12 of these closed stores. In addition, we had completed the consolidation of our two former San Diego distribution centers into the new Otay Mesa distribution center. We are currently seeking disposition of the leases for these two former San Diego distribution facilities.

         The balance of the liability ($5.4 million was included in the accrued expenses and $1.7 million was included in the accrued restructuring charges in the accompanying balance sheets) related to the fiscal 2002 restructuring charge at May 3, 2003 was as follows:

                                                                                 Balance at
                                 Restructuring        Cash        Non-cash         May 3,
(in thousands)                       Charge         Payments       Charges          2003
                                 -------------      --------      ---------      ----------
Lease termination costs*            $  6,513        $  (817)        $ 226          $ 5,922
Employee termination costs             1,027           (405)            -              622
Other costs                              807           (235)            -              572
                                 -------------      --------      ---------      ----------
                                    $  8,347        $(1,457)        $ 226          $ 7,116
                                 =============      ========      =========      ==========

         * The non-cash charge portion consists primarily of the write-off of deferred rent.

 (4)     Fiscal 2001 Restructuring Charge

         In January 2002, we recorded a restructuring charge of $21.2 million in conjunction with the decision to close 28 under-performing stores, as well as the realignment of our field organization and workforce reductions. The purpose of the restructuring was to improve store profitability, streamline field operations, reduce costs and improve efficiency.

         We closed 24 of these 28 stores during the first quarter of fiscal 2002 and the remaining four stores in January 2003. As of June 13, 2003, we had terminated the lease obligations of 21 of these closed stores. In light of the favorable experience related to the costs of closing these stores, we recorded a non-cash adjustment to reduce the reserve for the fiscal 2001 restructuring initiatives by approximately $5.0 million during the fourth quarter of fiscal 2002. The adjustment included (1) reduction of reserve for lease termination costs by $3.8 million, (2) reduction of reserve for inventory liquidation costs by $1.3 million, offset by (3) an additional reserve for fixed asset write-downs of $94,000.

         The balance of the liability (included in the accrued expenses in the accompanying balance sheets) related to the fiscal 2001 restructuring charge at May 3, 2003 was as follows:


                                                                    Non-cash     Balance at
                                   Restructuring       Cash       Charges and      May 3,
(in thousands)                         Charge        Payments      Adjustment       2003
                                   -------------     --------     -----------    ----------
Lease termination costs               $ 13,724       $ (6,972)     $ (3,496)      $ 3,256
Employee termination costs               1,206         (1,152)           -             54
Other costs                              1,379         (1,199)           -            180
                                   -------------     ---------    -----------    ----------
                                      $ 16,309       $ (9,323)     $ (3,496)      $ 3,490
                                   =============     =========    ===========    ==========



 (5)     Revolving Credit Facility

         We have a $50.0 million revolving credit facility with a financial institution. Under this revolving credit facility, we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The revolving credit facility provides for a $7.5 million availability block against our availability calculation as defined. The credit facility also includes a $15.0 million sub-facility for letters of credit. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 1.0 % and LIBOR borrowings from LIBOR plus 1.5% to LIBOR plus 3.0%. The credit facility expires on March 3, 2006. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory. We are contractually prohibited from paying cash dividends on our common stock under the terms of the revolving credit facility without the consent of the lender.

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

         On April 10, 2003, we amended the terms of our revolving credit facility to add $7.5 million of term loans, to add financial covenants, and to amend certain reporting provisions and other terms. The term loans consist of a $6.5 million junior term note secured primarily by inventory and accounts receivable and a $1.0 million junior term note secured primarily by equipment and other assets. These notes bear interest at the rate of 14.5% per annum on the then current outstanding balance, and mature on April 10, 2004. The $6.5 million junior term note can be extended for one additional year. The financial covenant, which is related to achieving a minimum earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, is subject to testing only if the Triggering Availability, as defined, is less than $10.0 million on the last three days of each month commencing on May 3, 2003. In addition, there shall not be any outstanding borrowings and outstanding letters of credit cannot exceed $12.2 million under the revolving credit facility during the period from December 22 through January 7 of each year. These financial covenants will terminate at such time that the $7.5 million term loans are no longer outstanding.

         At May 3, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $11.5 million and letters of credit of $12.3 million under our revolving credit facility. In addition, based on eligible inventory and accounts receivable, we were eligible to borrow $48.0 million under our revolving credit facility and had $16.4 million available for future borrowings after giving effect for the $7.5 million availability block, as defined.

(6)      Long-Term Debts

         Our long-term debts primarily consist of Junior Subordinated Notes (the "Notes"), which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. We are prohibited from paying cash dividends on our common stock under the terms of the Notes without the consent of the note holders.

         As of May 3, 2003, the Notes had a face value of $11.3 million and a related unamortized discount of $1.7 million, resulting in a net carrying value of $9.6 million. The discount is amortized to interest expense as a non-cash charge over the term of the Notes. We made a principal payment on the Notes of $2.0 million in January 2003. Additional principal payments are scheduled on December 31, 2003 ($3.0 million), December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

(7)      Income (loss) per Share and Comprehensive Income

         We compute income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding and potentially dilutive common equivalent shares.

         Common stock equivalent shares totaling 108,437 and 146,950, respectively, are not included in the computation of diluted loss per share for the 13 weeks ended May 3, 2003 and May 4, 2002 because the effect would be anti-dilutive.

         We had no items of comprehensive income for the 13 weeks ended May 3, 2003 and May 4, 2002.

(8)      Stock-based Compensation

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


                                                       -----(in thousands)-----
                                                            13 Weeks Ended
                                                            --------------
                                                       May 3, 2003   May 4, 2002
                                                       -----------   -----------
Net loss before stock-based compensation,
  as reported                                           $ (2,721)     $ (3,141)
Stock-based compensation, using the fair
  value method, net of tax                                  (809)         (599)
                                                        ---------     ---------
Pro-forma net loss available to common shareholders     $ (3,530)     $ (3,740)
                                                        ---------     ---------

Pro-forma loss per common share                         $  (0.27)     $  (0.26)



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

         The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions: (i) expected dividend yield of 0.00%, (ii) expected volatility of 103.68% and 104.01% for 13 weeks ended May 3, 2003 and May 4, 2002, respectively, (iii) expected life of 7years for 13 weeks ended May 3, 2003 and 8 years for 13 weeks ended May 4, 2002, and (iv) risk-free interest rate of 3.45% and 3.55% for 13 weeks ended May 3, 2003 and May 4, 2002, respectively.

(9)      Provision for Income Taxes

         Based on our estimated effective tax rate for the entire fiscal year, which is subject to ongoing review and evaluation, we recorded an income tax benefit of $1.7 million for the 13 weeks ended May 3, 2003.

(10)     Private Offering

         On March 6, 2003, we completed a private offering of 2,532,679 shares of our common stock for net proceeds of approximately $5.7 million, after deducting the placement fees and other offering expenses. We used the net proceeds of this private offering for working capital purposes. In addition to the placement fees, the placement agent received warrants to purchase 75,000 shares of our common stock at an exercise price of $3.50 per share, a 30% premium over the closing price of $2.68 on March 6, 2003. These warrants will expire in March 2006.

(11)     Stock Subscription Notes Receivable

         As of February 1, 2003, the outstanding stock subscription notes receivable balance was $1.1 million, net of a valuation allowance. All outstanding stock subscription notes receivable, which are secured by the underlying common stock of the Company, at that time were either due from current or former members of management with a five-year term and had maturity dates from April 29, 2003 to July 29, 2003 and an interest rate of 8.0% per annum.

         On March 21, 2003, two stock subscription notes in the principal amount of $99,548 and $50,000, respectively, plus accrued interest, were paid in full by current members of management.

         On April 29, 2003, the remaining stock subscription notes matured and we foreclosed on the shares of our common stock that served as collateral as of the close of business. The principal and accrued interest on the note due from Michael M. Searles, our former President and Chief Executive Officer, was $1,458,608 and the collateral's market value on April 29, 2003 was $1,198,750, resulting in a deficiency of $259,858, for which Mr. Searles is not personally liable under the terms of the note. In addition, the principal and accrued interest on two notes due from Jonathan W. Spatz, our former Chief Financial Officer, were $688,197 and the collateral's market value on April 29, 2003 was $376,744, resulting in a deficiency of $311,453, for which Mr. Spatz is personally liable for $136,614 of the deficiency under the terms of his notes. Additionally, on April 29, 2003, the principal and accrued interest on the notes due from Tracy W. Parks, our former Chief Operating Officer, was $117,042 and the collateral had a market value of $82,197, resulting in a deficiency of $34,845, for which he is personally liable under the terms of his notes.

         In conjunction with the foreclosures as discussed above, we recorded income of approximately $708,000 to adjust the valuation allowance established as of February 1, 2003 as a result of the increase in the market value of our common stock on April 29, 2003 as compared to February 1, 2003.

         We are currently pursuing collection efforts for the remaining amounts due from Mr. Parks and Mr. Spatz.

(12)     Stock Options and Warrants

         As of May 3, 2003, we had outstanding options to purchase 1,216,365 shares of our common stock. Included in these outstanding stock options are 450,000 stock options granted to certain of our new senior management members as an inducement to accept employment at the time they were hired, subject to shareholder approval of an appropriate amendment to our stock option plan. In the event that such an amendment is not approved, we are nevertheless contractually obligated to grant such options, which would not be granted under our stock option plan.

         At May 3, 2003, warrants to purchase 157,690 shares of our common stock were outstanding. These warrants have exercise prices in the range of $3.50 to $19.91 and expire on various dates between May 2005 and March 2006.

(13)     Note Receivable

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

         As of May 3, 2003, the outstanding borrowings plus accrued interest under this Agreement were approximately $1.2 million, which was fully reserved. On May 27, 2003, we initiated legal action against the Borrower and guarantors to collect the outstanding sums due under this Agreement.

(14)     Legal Matters, Commitments and Contingencies

         On March 19, 2003, we entered into a settlement agreement with a former candidate for an executive level position who alleged that we breached oral agreement to employ him. Under the terms of the settlement agreement, we are obligated to pay $390,000, payable in 52 equal bi-weekly installments.

         In April 2003, Lynda Bray and Masis Manougian, two of our current employees, filed a lawsuit against us entitled "Lynda Bray, Masis Manougian, etc., Plaintiffs, vs. Factory 2-U Stores, Inc., etc., Defendants", Case No. RCV071918 in the Superior Court of the State of San Bernardino (the "Bray Lawsuit"). The First Amended Complaint in the Bray Lawsuit alleges that we violated the California Labor Code, Industrial Wage Commission Orders and the California Unfair Competition Act by failing to pay wages and overtime for all hours worked, by failing to document all hours worked, by threatening to retaliate against employees who sought to participate in the settlement of the O'Hara Lawsuit and by failing to inform prospective employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of our California stores at any time after April 25, 2003. Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

         We believe that the material allegations of the complaint in the Bray Lawsuit are false and that each of the claims asserted in the Bray Lawsuit is meritless. We intend to vigorously defend against the Bray Lawsuit.

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

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements, which are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectation concerning future results and events. These forward-looking statements generally may be identified by the use of phrases such as "believe", "expect", `estimate", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

General

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto, included elsewhere in this Form 10-Q.

As of May 3, 2003, we operated 242 "Factory 2-U" off-price retail stores which sell branded casual apparel for the family, as well as selected domestics and household merchandise at prices which generally are significantly lower than the prices offered by other discount chains. We had 256 stores in operation as of May 4, 2002.

During the 13-week period ended May 3, 2003, we opened one new store and closed three stores, one of which was closed on a temporary basis for structural repairs. For the same period last year, we opened five new stores and closed 28 stores. The average numbers of stores in operation were 243 and 264 for the 13-week periods ended May 3, 2003 and May 4, 2002, respectively. In addition, we averaged 223 and 205 comparable stores for the 13 weeks ended May 3, 2003 and May 4, 2002, respectively. We define comparable stores as follows:

* New stores are considered comparable after 18 months from date of opening.
* When a store relocates within the same market, it is considered comparable after 6 months of operations.
* Store expansion greater than 25% of the original store size are treated like a new store and become comparable after 18 monhts of operations. Store expansion less than 25% fo the original store size remains in the comparable store base.

Operating results for the 13-week period ended May 3, 2003 were lower than originally anticipated due to our low inventory levels for most of the 13-week period and a very soft retail environment for retailers in general, particularly in apparel. We ended the quarter in a much stronger inventory position than we began.

In an effort to improve our liquidity position, obtain more reasonable credit terms and provide for a consistent flow of merchandise, we initiated a series of financing transactions, as well as initiated steps to accelerate the recognition of tax loss carry-back benefits. On March 6, 2003, we completed the private offering of approximately 2.5 million shares of our common stock for net proceeds of approximately $5.7 million, after deducting the placement fees and other offering expenses. In addition, during March of 2003, we received an $8.2 million federal tax refund as a result of utilizing a tax loss carry-back benefit. On April 10, 2003, we completed a $7.5 million debt financing transaction consisting of a $6.5 million junior term note secured primarily by inventory and a $1.0 million term note secured primarily by equipment and other assets.

We continue to experience a very soft retail environment, affected by general price deflation and heavy promotion within the retail industry. This has been a very difficult environment for us, especially during the first quarter, when we experienced lower than normal inventory levels due to the tightening of credit terms from vendors and factors. Though we experienced a significant improvement in inventory levels near the end of the first quarter and expect this to continue for our second quarter, excess inventories generally held by retailers and the continuing soft economy will likely contribute to a continuation of aggressive pricing and soft retail sales for the industry. For our second quarter, in response to a very competitive retail environment, we have increased our advertising expenditures above originally planned levels and equivalent to last year. We also anticipate increasing our in-store promotional efforts with weekly in-store specials. Our current outlook for the second quarter is for comparable store sales to range from a negative 2% to a positive 2% and a net loss per share in the range of $0.19 to $0.25.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, we must make estimates in the following areas:

o Inventory valuation. Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method ("RIM") on a first-in, first-out basis. Under the RIM, the valuation of inventory at cost and the resulting gross margin are calculated by applying a computed cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the RIM calculation are certain significant management judgments and estimates regarding markdowns and shrinkage, which may from time to time cause adjustments to the gross margin in the subsequent period. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of merchandise items that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise items. To minimize the potential of such distortions in the valuation of inventory from occurring, we utilize 83 sub-departments in which fairly homogeneous classes of merchandise items having similar gross margin are grouped. In addition, failure to take markdowns currently may result in an overstatement of cost under the lower of cost or market principle. As of May 3, 2003, we had an inventory valuation allowance of approximately $1.3 million, which represents our estimate of the cost in excess of the net realizable value of slow-moving items. We believe that our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

o Workers' compensation accrual. At the beginning of fiscal 2001, we transitioned to a partially self-insured workers' compensation program. The program for the policy year ended January 31, 2002 had both a specific and aggregate stop loss amount of $250,000 and $3.2 million, respectively. The program for the policy year ended January 31, 2003 had a specific stop loss amount of $250,000 with no aggregate stop loss limit. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along withcurrent available information and insurance industry statistics, the ultimate expected losses for the policy year ended January 31, 2003 and 2002 were estimated to be approximately $3.4 million and $3.7 million ($3.2 million aggregate stop loss), respectively. Our estimate is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, with no explicit provision for adverse fluctuation from year to year and is subject to inherent variability. This variability may lead to ultimate payments being either greater or less than the amounts presented above.

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

Results of Operations

Net sales were $104.3 million for the 13 weeks ended May 3, 2003 compared to $117.0 million for the 13 weeks ended May 4, 2002, a decrease of $12.6 million, or 10.8%. Comparable store sales for the 13-week period ended May 3, 2003 decreased 7.4% versus a decrease of 11.8% for the same period last year. The decline in net sales was primarily due to fewer stores in operation and negative comparable store sales.

Gross profit was $37.6 million for the 13 weeks ended May 3, 2003 compared to $41.2 million for the 13 weeks ended May 4, 2002, a decrease of $3.5 million or 8.6%. As a percentage of net sales, gross profit was 36.1% for the 13 weeks ended May 3, 2003 versus 35.2% for the same period last year. The improvement in gross profit as a percentage of net sales for the 13 weeks ended May 3, 2003 from the comparable period last year was primarily due to (1) lower markdowns taken during the current quarterly period, (2) higher purchase discounts, (3) a favorable adjustment to the inventory valuation allowance established at the end of fiscal 2002, partially offset by (4) lower initial mark-up as a result of lower retail price points.

Selling and administrative expenses were $41.3 million for the 13 weeks ended May 3, 2003 compared to $45.7 million for the 13 weeks ended May 4, 2002, a decrease of $4.4 million or 9.7%. Selling and administrative expenses decreased as a result of (1) fewer stores in operation during the current quarter, (2) reduced consulting and legal fees, and (3) non-recurring income of $708,000 recorded in conjunction with the foreclosures of certain stock subscription notes. As a percentage of net sales, selling and administrative expenses were 39.5% and 39.1% for the 13 weeks ended May 3, 2003 and May 4, 2002, respectively. The increase in selling and administrative expenses ratio was due to lower sales volume, partially offset by the decrease in consulting and legal fees and the non-recurring income as mentioned above.

Pre-opening and closing expenses were $138,000 for the 13 weeks ended May 3, 2003 compared to $437,000 for the same period last year, a decrease of approximately $299,000 or 68.4%. The decrease in pre-opening and closing expenses was due to the opening of four fewer new stores during the current quarterly period versus the same period last year.

Interest expense, net was $634,000 for the 13 weeks ended May 3, 2003 compared to $258,000 for the 13 weeks ended May 4, 2002, an increase of $376,000 or 145.7%. The increase in interest expense for the current quarter was primarily due to higher average outstanding borrowings on the revolving credit facility and interest related to the junior secured term loan.

We recorded an income tax benefit of $1.7 million for the 13 weeks ended May 3, 2003 compared to $2.1 million for the 13 weeks ended May 4, 2002. The decrease in income tax benefit was the result of decreased pre-tax loss compared to the same period a year ago.

For the 13 weeks ended May 3, 2003, the net loss was $2.7 million as compared to $3.1 million for the 13 weeks ended May 4, 2002. The decrease in net loss was a result of the operating and other factors cited above.

Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our $50.0 million revolving credit facility, internally generated cash flow, and other financing resources. Credit terms provided by vendors and other suppliers are generally net 30 days. Amounts that may be borrowed under the revolving credit facility are based on a percentage of eligible inventory and accounts receivable, as defined, outstanding from time to time, as more fully described in Note 5 of Notes to Financial Statements.

Since February 1, 2003, we have completed a series of financing transactions designed to add liquidity and strengthen our financial position. On March 6, 2003, we completed the private offering of approximately 2.5 million shares of our common stock for net proceeds of approximately $5.7 million, after deducting the placement fees and other offering expenses. On April 10, 2003, we completed a $7.5 million debt financing transaction, which consists of a $6.5 million junior term note secured primarily by inventory and accounts receivable and a $1.0 million term note secured primarily by equipment and other assets. In addition, we received a federal tax refund of $8.2 million in March 2003.

Since the completion of our private equity offering and debt financing transaction, and receipt of the federal tax refund, the vendor and credit community have begun to provide support and extend credit terms for merchandise shipments. Based on the current credit support being provided by our vendors and the credit community, we expect to receive merchandise receipts on credit terms necessary to meet our desired inventory levels. While we have experienced an improvement in support from the credit community, any further improvement in credit will be contingent upon improved operating results and liquidity. Provided we do not experience comparable store sales declines and a tightening of credit from our vendors and/or the credit community in the future, we believe our $50.0 million revolving credit facility and internal cash flow should provide sufficient funds to finance our operations and capital expenditures, pay our debt obligations, and complete the closing of stores and distribution centers included in our fiscal 2002 restructuring and fiscal 2001 restructuring efforts over the next twelve months. In the event we experience a shortage of cash, we anticipate raising equity capital in one or more transactions.

At May 3, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $11.5 million and letters of credit of $12.3 million under our revolving credit facility. In addition, based on eligible inventory and accounts receivable, we were eligible to borrow $48.0 million under our revolving credit facility and had $16.4 million available for future borrowings after giving effect for the $7.5 million availability block, as defined.

With respect to cash flows for the quarterly period ended May 3, 2003, we used $15.1 million in operating activities, $1.0 million in investing activities and generated $18.1 million from financing activities, which resulted in a net increase in cash of $1.9 million. For the same period last year, we used $9.3 million in operating activities, $538,000 in investing activities and generated $758,000 from financing activities, which resulted a net decrease in cash of $9.0 million. The increase in cash used in operating activities was primarily due to replenishment of inventory. The increase in cash used in investing activities was related to the equipment acquisition for our new Otay Mesa distribution facility. The increase in cash generated from the financing activities was a result of borrowings against the revolving credit facility, net proceeds received from the private offering and the borrowings on the junior secured term loan.

Capital Expenditures

We anticipate capital expenditures of approximately $3.1 million for the remainder of the current fiscal year ending January 31, 2004, primarily in connection with equipment purchases in our new Otay Mesa distribution center and information systems replacement at our corporate office. We believe the capital expenditures will be financed from internal cash flow and borrowings under our revolving credit facility.

Store Closures and Restructuring Initiatives

As of June 9, 2003, we had closed 15 of the 23 stores identified in our Fiscal 2002 restructuring efforts, as well as completed the consolidation of our corporate overhead structure. In addition, in May 2003, we completed the consolidation of our two former San Diego distribution centers into our new Otay Mesa distribution facility. We estimate the cash requirement for the remainder of this current fiscal year for the Fiscal 2002 restructuring efforts will be approximately $5.4 million, which we intend to fund from our sources of cash, including the revolving credit facility.

In regards to our Fiscal 2001 restructuring efforts, we closed 24 of 28 under-performing stores in the first quarter of fiscal 2002 and the remaining four stores in January 2003. We estimate the cash requirement for the remainder of this current fiscal year for the Fiscal 2001 restructuring efforts will be approximately $3.5 million, which we intend to fund from our sources of cash, including the revolving credit facility.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations, as well as estimated cash requirements related to our restructuring initiatives, as of May 3, 2003. These should be read in conjunction with "Note 3 - Fiscal 2002 Restructuring Charge", "Note 4 - Fiscal 2001 Restructuring Charge", "Note 5 - Revolving Credit Facility", and "Note 6 - Long-Term Debts" in the accompanying unaudited financial statements, as well as our fiscal 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


                               -----------------------------------(in thousands)------------------------------------
                               Revolving       Junior
                                 Credit     Subordinated    Junior Secured      Operating   Restructuring
                                Facility        Notes          Term Loan         Leases       Charges*         Total
                               ----------   ------------    ---------------     ---------   -------------      -----
Fiscal Year:
2003 (for remaining 9 months)  $      -     $     3,000     $        500        $  22,301   $     8,859      $ 34,660
2004                                  -           3,000            7,000           27,328         1,747        39,075
2005                                  -           5,300                -           24,372             -        29,672
2006                             11,535               -                -           18,335             -        29,870
2007                                  -               -                -           13,256             -        13,256
Thereafter                            -               -                -           44,713             -        44,713
                               ----------   ------------    ------------        ----------  -------------    --------
                               $ 11,535     $    11,300     $      7,500        $ 150,305   $    10,606      $191,246
                               ----------   ------------    ------------        ----------  -------------    --------

* Amounts reflect management's best estimate to complete store closures and other restructuring initiatives.


We believe our internal cash flow and borrowings under our revolving credit facility provide sufficient funds to service the above contractual obligations over the next twelve months.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our Junior Subordinated Notes, which are non-interest bearing and discounted at an annual rate of 10%. At May 3, 2003, our long-term debt had a face value of $11.3 million with a net carrying value of $9.6 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in interest rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at May 3, 2003.

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

Conclusions. Based upon our evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our last evaluation of such internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

           As disclosed in our financial statements for the fiscal year ended February 1, 2003 included in our Form 10-K as filed with the Securities and Exchange Commission, in April 2003, Lynda Bray and Masis Manougian, two of our current employees, filed a lawsuit against us entitled "Lynda Bray, Masis Manougian, etc., Plaintiffs, vs. Factory 2-U Stores, Inc., etc., Defendants", Case No. RCV071918 in the Superior Court of the State of San Bernardino (the "Bray Lawsuit"). The First Amended Complaint in the Bray Lawsuit alleges that we violated the California Labor Code, Industrial Wage Commission Orders and the California Unfair Competition Act by failing to pay wages and overtime for all hours worked, by failing to document all hours worked, by threatening to retaliate against employees who sought to participate in the settlement of the O'Hara Lawsuit and by failing to inform prospective employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of our California stores at any time after April 25, 2003. Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

           We believe that the material allegations of the First Amended Complaint in the Bray Lawsuit are false and that each of the claims asserted in the Bray Lawsuit is meritless. We intend to vigorously defend against the Bray Lawsuit.

Item 2.   Changes in Securities and Use of Proceeds

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibit

                10.17 Employment Agreement, dated as of May 20, 2003, by and between Factory 2-U Stores, Inc. and Douglas C. Felderman.

                10.18 Employment Agreement, dated as of May 20, 2003 by and between Factory 2-U Stores, Inc. and Norman G. Plotkin.

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

          (b)   Reports on Form 8-K

                Items 7 and 12:

                On May 9, 2003, we filed a report on Form 8-K regarding the announcement of sales for the four-week and 13-week periods ended May 3, 2003. The full text of our press release dated May 7, 2003 was attached as exhibit to the Form 8-K.

                On May 15, 2003, we filed a report on Form 8-K regarding the announcement of operating results for the 13-week period ended May 3, 2003. The full text of our press release dated May 14, 2003 was attached as exhibit to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FACTORY 2-U STORES, INC.

Date: June 17, 2003




By:    /s/Douglas C. Felderman
       -----------------------
       Name:   Douglas C. Felderman
       Title:  Executive Vice President and Chief Financial Officer
               (duly authorized officer and principal financial officer)

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



Date:  June 17, 2003                      /s/ William R. Fields
                                          ---------------------
                                          Name:  William R. Fields
                                          Title: Chief Executive Officer

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



Date:  June 17, 2003                      /s/ Douglas C. Felderman
                                          ------------------------
                                          Name:  Douglas C. Felderman
                                          Title: Executive Vice President and
                                                 Chief Financial Officer