Form 10-K/A
period 2003-02-01
FACTORY 2 U STORES INC
filed 2003-08-04
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended February 1, 2003


                         Commission File number 1-10089
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
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
              None                                     None

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

At August 2, 2002, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $98,953,051.

At April 25, 2003, the Registrant had outstanding 15,992,953 shares of Common Stock, $0.01 par value per share.

                                     PART I

Item 1.  Business                                                              3
Item 2.  Properties                                                           13
Item 3.  Legal Proceedings                                                    14
Item 4.  Submission of Matters to a Vote of Security Holders                  15


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            15
Item 6.  Selected Financial Data                                              17
Item 7.  Management's  Discussion and Analysis of Financial Condition and
           Results of Operations                                              19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           30
Item 8.  Financial Statements and Supplementary Data                          31
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                               31


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   32
Item 11. Executive Compensation                                               34
Item 12. Security Ownership of Certain Beneficial Owners and Management       44
Item 13. Certain Relationships and Related Transactions                       46
Item 14. Controls and Procedures                                              47


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K      48

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

We were incorporated in Delaware in March 1987 as BMA Life Care Corp., changed our name later that month to The Longwood Group, Ltd. and changed our name in May 1992 to DRS Industries, Inc. In December 1992, we acquired an interest in General Textiles while it was operating under Chapter 11 of the U. S. Bankruptcy Code. General Textiles operated an off-priced apparel retail chain known as Family Bargain Center. In May 1993, we contributed additional equity to General Textiles and thereby increased our ownership of General Textiles to 100%, at which time General Textiles emerged from bankruptcy protection. In January 1994, we changed our name to Family Bargain Corporation. In November 1995, we acquired Capin Mercantile Corporation and changed its name to Factory 2-U, Inc. and began to coordinate the purchasing, warehousing and delivery operations for the Family Bargain Center and Factory 2-U chains. In July 1998, General Textiles and Factory 2-U, Inc. were merged into a new corporate entity, General Textiles, Inc., which was a wholly-owned subsidiary of Family Bargain Corporation. In November 1998, General Textiles, Inc. was merged into Family Bargain Corporation, at which time we converted our previous three classes of stock into a single class of common stock and changed our corporate name from Family Bargain Corporation to Factory 2-U Stores, Inc.

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

Seasonality

We experience three primary selling seasons: Spring (March, April and May), Back to School (July and August) and Holiday (November and December). We have historically realized our highest levels of sales during the Holiday season, which represents approximately 25% of our sales during the fiscal year. The Back to School season historically has generated our second highest level of sales for the fiscal year, representing approximately 17% of our sales.

Competition

We operate in a highly competitive marketplace. We compete with large discount retail chains in most of our markets, such as Wal-Mart, K-Mart, Target and Mervyn's. While these discount retail chains offer a larger assortment of merchandise than we do and may provide a higher level of customer service, given our off-price format, our competitive advantage is that we sell our merchandise at prices typically 20% to 50% below the prices of these discount retail chains. We also carry national and recognizable brands that may not be carried by these discount chains. We also compete in most of our markets with other off-price retail chains, such as TJ Maxx, Ross Stores, Marshall's, and Big Lots. For the most part, these off-price chains serve the middle and upper-middle income markets offering apparel that is typically found in department store chains (such as Robinsons-May, Nordstroms and Dillards), whereas we serve the lower and lower-middle income markets and offer apparel that is targeted at a discount store shopper. All of these national discount and off-price chains may have substantially greater resources than we do. We also compete with independent or small chain retailers and flea markets (also known as "swap meets"), which have a similar price strategy as we do, but generally offer lower service levels. In the future, new companies may also enter the deep-discount retail industry.

Over the past two years, the retail industry has experienced price deflation, primarily due to a weak economy and intense competition. We expect the competition will continue and increase in the future. In addressing this competitive environment, we have initiated new merchandise strategies, including new price point offerings, better execution of our core businesses and a revised print advertising program; all designed to improve customer frequency and attract new customers.

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

Our stores typically employ one store manager, two to three assistant store managers and/or store supervisors, and 15 to 20 sales associates, most of whom are part-time employees. We train new store managers, assistant store managers and store supervisors in all aspects of store operations through our management-training program. Our management training program provides for the training of our store management candidates over a three to four week period in one of our training stores. Each of our 24 operating districts has a training store in which the store manager is responsible to train the store management candidates for that district. The training program covers operational procedures, merchandising skills, employee selection and other human resource skills. Our other store personnel are trained on site. We often promote experienced assistant store managers to fill open store manager positions. Our store managers participate in a bonus plan in which they are awarded bonuses upon achieving established operating objectives.

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

At February 1, 2003, we operated 244 stores under the name Factory 2-U. The number of stores we operated in each quarter during fiscal year 2002, 2001 and 2000 were as follows:


                                                2002        2001        2000
                                              --------    --------    --------
As of the beginning of the first quarter         279         243         187
Open                                               5           9          25
Close                                            (28)         (1)         (9)
                                              --------    --------    --------
As of the end of the first quarter               256         251         203
Open                                               3          12          11
Close                                             (2)          -          (3)
                                              --------    --------    --------
As of the end of the second quarter              257         263         211
Open                                               4          12          20
Close                                              -          (2)          -
                                              --------    --------    --------
As of the end of the third quarter               261         273         231
Open                                               -           6          14
Close                                            (17)          -          (2)
                                              --------    --------    --------
As of the end of the fourth quarter              244         279         243



Subsequent to February 1, 2003, we opened one new store and closed two stores.

As of April 25, 2003, our stores were located as follows:


State       Strip Center  Downtown   Power Center   Freestanding    Mall   Total
-----       ------------  --------   ------------   ------------    ----   -----
Arizona         24           2*           4              1            1      32
Arkansas         2           -            -              -            -       2
California      98           6           17              3            3     127
Idaho            1           -            -              -            -       1
Nevada           7           -            1              -            -       8
New Mexico       8           -            1              -            -       9
Oklahoma         1           -            -              -            -       1
Oregon          10           -            4              1            -      15
Texas           24           -            4              1            5      34
Washington       9           2            2              -            1      14
            ------------  --------   ------------   ------------    ----   -----
Total          184          10           33              6           10     243*
            ------------  --------   ------------   ------------    ----   -----

* One store was temporarily closed in April 2003 to allow structural repairs. We currently expect to reopen this store in August 2003.


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

RISK FACTORS

Our High Store Concentration in California Leaves Us Particularly Susceptible to Risks of Doing Business in California
--------------------------------------------------------------------------------
As of April 25, 2003, we operated 127 stores in California, representing over half of our total store base. Accordingly, our results of operations and financial condition are significantly more dependent upon trends and events in California than are those of our competitors with more geographically balanced store locations. Operating costs, such as workers' compensation and utilities in California have been significantly higher than other regions in the country where we currently operate. If operating costs continue to increase in California, they could continue to reduce our operating margins.

The costs associated with workers' compensation insurance in the state of California have increased significantly over the past two years. These cost increases are related to the average cost per claim and the related state benefits. In the state of California, the average workers' compensation claim is significantly higher than the other states where we currently operate. In January 2003, the state of California increased the maximum workers' compensation benefits by approximately 20 percent. With these continued workers' compensation cost increases and the uncertain economy, the continued rise in benefits could reduce our earnings.

Utility costs for electricity and natural gas in California have risen significantly. These costs may continue to increase due to the actions of federal and state governments and agencies, as well as other factors beyond our control. We have attempted to mitigate such increases through energy conservation measures and other cost cutting steps. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of these utility cost increases in the future. In addition, increasing utility costs, together with high unemployment, may significantly reduce the disposable income of our target customers. Our sales could be reduced if our target customers have less disposable income.

In addition, California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes and fires. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

We Could Experience Disruptions in Receiving and Distribution
-------------------------------------------------------------
Well-organized and managed receiving and shipping schedules and the avoidance of interruptions are vital to our success. From time to time, we may face unexpected demands on our distribution operations that could cause delays in delivery of merchandise from our distribution centers to our stores. A fire, earthquake or other disaster at our distribution centers that disrupts the flow of merchandise could severely impair our ability to maintain inventory in our stores and thus reduce sales.

During May 2003, we closed our two existing distribution centers in San Diego and consolidated their operations into a single, new distribution center in San Diego. We may face unexpected or unforeseen demands, disruptions or costs, such as may result from earthquakes or mechanical breakdowns, that could adversely affect our distribution center operations and delay or interfere with our ability to deliver merchandise from our distribution facility to our stores in connection with this consolidation. Any such delay or interference could lead to a reduction in sales.

We Depend Upon, But Do Not Have Long-Term Agreements With, Our Vendors for the Supply of Close-Out and Excess In-Season Merchandise
------------------------------------------------------------------------------
Our success depends in large part on our ability to locate and purchase quality close-out and excess in-season merchandise at attractive prices from our vendors. We cannot be certain that such merchandise will continue to be available in the future. Further, we may not be able to find and purchase merchandise in quantities necessary to accommodate our immediate needs or future growth.

Although we believe our relationships with our vendors are good, we do not have long-term agreements with any vendor. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other wholesalers and retailers, discount and deep-discount chains, mass merchandisers and various privately-held companies and individuals. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, a disruption in the availability of merchandise at attractive prices could result in reductions in sales and gross margins.

We Rely on Credit Support From Our Vendors and the Credit Community
-------------------------------------------------------------------
Our ability to purchase merchandise depends upon our receiving credit support from trade vendors or the credit community that extends financing terms to certain of our vendors. In light of general economic conditions and our recent financial performance, the credit community withdrew or reduced their extension of credit for our purchase orders, which has disrupted our ability to purchase merchandise and impaired our business. This disruption led to lower than desired inventories, and consequently, may have hurt the relationship with our customers by not meeting their expectations with respect to merchandise assortment and quality. Though our recently completed equity and debt financing transactions have led to increased support from the credit community and our vendors, any further improvement in credit will be contingent upon improved operating results and liquidity. Any further withdrawal or reduction of the extension of credit from the credit community and our vendors may result in our not being able to purchase merchandise at attractive prices, disrupt product flow, reduce our liquidity and result in a reduction in sales and profit margins. It may also impair our ability to finance our operations and capital expenditures, pay our debt obligations, and complete our restructuring efforts over the next twelve months

Our Sales Fluctuate According to Seasonal Buying Patterns, Which Expose Us to Excess Inventory Risk
-----------------------------------------------------------------------------
We have historically realized our highest levels of sales and income during the third and fourth quarters of our fiscal year (the quarters ending in October and January) as a result of the "Back to School" (July and August) and Holiday (November and December) seasons. Any adverse events during the third and fourth quarter could therefore reduce sales. In anticipation of the "Back to School" and Holiday seasons, we may purchase substantial amounts of seasonal merchandise. If for any reason, including periods of sustained inclement weather, our net sales during these seasons were to fall below seasonal norms and/or our expectations, a seasonal merchandise inventory imbalance could result. If such an imbalance were to occur, markdowns might be required to clear excess inventory. Our sales, gross margins and net income could be reduced by higher than expected markdowns.

We Face Intense Competition
---------------------------
We operate in a highly competitive marketplace. We compete with large discount retail chains, such as Wal-Mart, K-Mart, Target and Mervyn's, and other off-price chains, such as TJ Maxx, Ross Stores, Marshall's and Big Lots, some of which have substantially greater resources than ours. We also compete with independent and small chain retailers and flea markets (also known as "swap meets"), which serve the same low and low-middle income market. Over the past two years, the retail industry has experienced price deflation, primarily due to a weak economy and intense competition. We compete in the discount retail merchandise business, which is a highly competitive environment that subjects us to the price competition, the potential for lower net sales and decreased operating margins. We expect the competition will continue and increase in the future. In addressing this competitive environment, we have initiated new merchandise strategies, including new price point offerings, better execution of our core businesses and a revised print advertising program; all designed to improve customer frequency and attract new customers. However, we can make no assurances that these strategies and other actions taken will be adequate to minimize our exposure to reduced sales and lower gross margins due to competition.

We Handle Certain Materials that Could Expose Us to Liability Under Environmental Laws
-------------------------------------------------------------------
In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products and we train our employees on how to handle and dispose of them. We cannot assure that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

Our Anti-Takeover Provisions and Control by Our Existing Major Shareholder Could Depress Our Stock Price
--------------------------------------------------------------------------------
In addition to some governing provisions in our Certificate of Incorporation and Bylaws, we are also subject to certain Delaware laws and regulations which could delay, discourage and prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit our shareholders and us. Moreover, we have a single shareholder that currently owns more than 20% of our voting stock. As a result, they may have certain ability to influence all matters requiring the vote of our shareholders, including the election of Board of Directors and most or our corporate actions. They may also control our policies and potentially prevent a change in control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

The Market Price of Our Common Stock is Subject to Substantial Fluctuation
--------------------------------------------------------------------------
The market price of our common stock has fluctuated substantially since our recapitalization occurred in November 1998. Trading prices for our common stock could fluctuate significantly due to many factors, including: o the depth of the market for our common stock; o changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
o variations in our operating results and financial conditions; o conditions or trends in our industry; o additions or departures of key personnel; and o future issuances of our common stock.

We Face Exposure in Lawsuits
----------------------------
In April 2003, Lynda Bray and Masis Manougian, two of our current employees, filed a lawsuit against us entitled "Lynda Bray, Masis Manougian, etc., Plaintiffs, vs. Factory 2-U Stores, Inc., etc., Defendants", Case No. RCV071918 in the Superior Court of the State of San Bernardino (the "Bray Lawsuit"). The First Amended Complaint in the Bray Lawsuit alleges that we violated the California Labor Code, Industrial Wage Commission Orders and the California Unfair Competition Act by failing to pay wages and overtime for all hours worked, by failing to document all hours worked, by threatening to retaliate against employees who sought to participate in the settlement of the lawsuit against us entitled "Pamela Jean O'Hara, Plaintiff, vs. Factory 2-U Stores, Inc., et al., Defendants" and by failing to inform prospective employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of our California stores at any time after April 25, 2003. Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Bray Lawsuit and we are vigorously defending against it. If the Bray Lawsuit is decided adversely, the potential exposure could be material to our results of operations.

We are periodically subject to legal actions that arise in the ordinary course of business that could subject us to substantial money damages or injunctive relief.

Our Customers Might Reduce their Houseware and Apparel Purchases as a Result of Downturns in the United States Economy
-------------------------------------------------------------------------------
Our typical customers are families with more than the average number of children and with annual household income of approximately $35,000. This customer base is particularly vulnerable to economic recessions, depressions and general slowdowns in the overall United States economy. During periods of general economic weakness, our customers may choose to reduce their houseware and apparel purchases in favor of housing and food expenditures, which could result in a reduction in our sales.

We May Incur Additional Restructuring Charges
---------------------------------------------
During fiscal 2002 and fiscal 2001, we established restructuring reserves related to our efforts to improve store profitability, streamline field operations and reduce operating costs. A large part of our restructuring effort was the closure of 51 stores and consolidation of three distribution centers. A significant portion of the costs to close these facilities is related to ongoing rent and lease termination costs. As of February 1, 2003, we expect the remaining costs related to the closed stores and distribution centers to approximate $12.6 million. While we have successfully terminated a significant portion of the remaining store lease obligations, there can be no assurances that we will be successful in terminating the remaining store and distribution center lease obligations. If we are not successful in terminating the remaining lease obligations within our estimated timeframe, we may incur additional restructuring charges and cash flow requirements needed to complete the lease terminations.

We May Need to Increase Our Deferred Tax Asset Valuation Allowance
------------------------------------------------------------------
As of February 1, 2003, we had net deferred tax assets of $20.5 million, which included a $7.7 million deferred tax asset valuation allowance. These income tax benefits may not be realized if we are not successful in generating taxable income in the future. The likelihood of a material change in our expected realization of these assets is dependent on our future taxable income and our ability to use our net operating loss carryforwards. Our inability to generate pre-tax income in the future may require us to increase our deferred tax asset valuation allowance and therefore reduce our future net earnings.

AVAILABLE INFORMATION

We make available on our web site, www.factory2-u.com, our filings on Form 10-K, 10-Q, 8-K and amendments thereto, as soon as reasonably practical after we file or furnish such materials with the Securities and Exchange Commission. All such materials are available free of charge. Any information that is included on or linked to our Internet site is not a part of this report or any registration statement that incorporates this report by reference.

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

In April 2003, Lynda Bray and Masis Manougian, two of our current employees, filed a lawsuit against us entitled "Lynda Bray, Masis Manougian, etc., Plaintiffs, vs. Factory 2-U Stores, Inc., etc., Defendants", Case No. RCV071918 in the Superior Court of the State of San Bernardino (the "Bray Lawsuit"). The First Amended Complaint in the Bray Lawsuit alleges that we violated the California Labor Code, Industrial Wage Commission Orders and the California Unfair Competition Act by failing to pay wages and overtime for all hours worked, by failing to document all hours worked, by threatening to retaliate against employees who sought to participate in the settlement of the lawsuit against us entitled "Pamela Jean O'Hara, Plaintiff, vs. Factory 2-U Stores, Inc., et al., Defendants" and by failing to inform prospective employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of our California stores at any time after April 25, 2003. Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Bray Lawsuit and we are vigorously defending against it.

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
Not Approved by
Stockholders*

-------------------------------------------------------------------------------

* Represents shares of common stock to be issued under outstanding options in connection with individual agreements described under "Compensation of Directors and Executive Officers - Employment Contracts with Named Executive Officers." All such options will be issued under our Amended and Restated 1997 Stock Option Plan if an appropriate amendment is approved by our stockholders, but have been excluded from the calculation of shares to be issued under the Plan for purposes of this table because we are contractually obligated to issue them outside of the Plan if the amendment is not approved. These options will vest over four years in quarterly increments each year and shall be exercisable for a period of five years after vesting. The options shall immediately vest and become exercisable in the event of a change of control. The options will terminate three months after termination of employment if due to retirement after age 65, voluntary resignation with the consent of the company or termination of employment by the company other than for cause (as defined in the respective employment agreement). The options will terminate 12 months after termination of employment due to death or total disability. The options will terminate on the last day of employment if termination by the company is for cause (as defined in the employment agreement).


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

(6) We averaged 217, 179, 152, 151 and 145 comparable stores for fiscal years 2002, 2001, 2000, 1999 and 1998, respectively. We define comparable stores as follows:

     o New stores are considered comparable after 18 months from date of opening.
     o When a store relocates within the same market, it is considered comparable after 6 months of operations.
     o Store expansion greater than 25% of the original store size is treated like a new store and becomes comparable after 18 months of operations. Store expansion less than 25% of the original store size remains in the comparable store base.


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

Currently, we continue to experience a very soft retail environment, affected by general price deflation and heavy promotion within the retail industry. This has been a very difficult environment for us, especially during the first quarter, when we experienced lower than normal inventory levels due to the tightening of credit terms from vendors and factors. Though we experienced a significant improvement in inventory levels near the end of the first quarter and expect this to continue for our second quarter, our ability to obtain merchandise in the future under credit terms that we have received historically will depend upon our ability to improve future operating results, including as measured by comparable store sales growth and improved operating margins. In addition, excess inventories generally held by retailers and the continuing soft economy will likely contribute to a continuation of aggressive pricing and soft retail sales for the industry. For our second quarter, in response to a very competitive retail environment, we have increased our advertising expenditures above originally planned levels and equivalent to last year. We also anticipate increasing our in-store promotional efforts with weekly in-store specials. Our current outlook for the second quarter is for comparable store sales to range from a negative 2% to a positive 2% and a net loss per share in the range of $0.19 to $0.25.

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



We operated 244 stores, 279 stores and 243 stores as of February 1, 2003, February 2, 2002 and February 3, 2001, respectively. The average number of stores in operation in fiscal 2002 was 259 versus 252 in fiscal 2001 and 215 in fiscal 2000. Both fiscal 2002 and 2001 were a 52-week fiscal year as compared to a 53-week fiscal year for fiscal 2003.

In addition, we averaged 217, 179 and 152 comparable stores for fiscal 2002, 2001 and 2000, respectively. We define comparable stores as follows:

o    New stores are considered  comparable after 18 months from date of opening.
o When a store relocates within the same market, it is considered comparable after 6 months of operations.
o Store expansion greater than 25% of the original store size is treated like a new store and becomes comparable after 18 months of operations. Store expansion less than 25% of the original store size remains in the comparable store base.

Fiscal 2002 Compared to Fiscal 2001

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

In fiscal 2002 and 2001, cash used in investing activities was $11.0 million and $12.7 million, respectively. Fiscal 2002's investing activities were primarily related to capital expenditures for the development of our new Otay Mesa distribution center, new stores development, replacement capital for existing stores, information system hardware upgrades and replacements, and other general corporate purposes.

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

Revolving Credit Facility

We have a $50.0 million revolving credit facility with a financial institution. Under this revolving credit facility, we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The credit facility also included a $15.0 million sub-facility for letters of credit. In September 2002, we extended the term of this revolving credit facility until March 2006. As of February 1, 2003, interest on the credit facility was at the prime rate plus 0.50%, or at our election, LIBOR plus 2.50%. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 1.00% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 3.00%. The revolving credit facility provides for a $7.5 million availability block against our availability calculation as defined. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory. The revolving credit facility contains customary restrictions, including prohibiting us from cash dividends on our common stock and limiting our ability to incur additional indebtedness, engage in asset sales, and enter into mergers or acquisitions.

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

On April 10, 2003, we amended the terms of our revolving credit facility to add $7.5 million of term loans, to add financial covenants, and to amend certain reporting provisions and other terms. The term loans consist of a $6.5 million junior term note secured primarily by inventory and accounts receivable and a $1.0 million term note secured primarily by equipment and other assets. These notes bear interest at the rate of 14.50% per annum on the then current outstanding balance, and mature on April 10, 2004. The $6.5 million junior term note can be extended for one additional year. The financial covenant, which is related to achieving a minimum earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, is subject to testing only if the Triggering Availability, as defined, is less than $10.0 million on the last three days of each month commencing on May 3, 2003. In addition, we are not permitted to have any outstanding borrowings and outstanding letters of credit in excess of $12.2 million under the revolving credit facility during the period from December 22 through January 7 of each year. These financial covenants will terminate at such time that the $7.5 million term loans are no longer outstanding.

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

Junior Subordinated Notes

The Junior Subordinated Notes (the "Notes") are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. We are prohibited from paying cash dividends on our common stock under the terms of the Notes without the consent of the note holders.

As of February 1, 2003, the Notes had a face value of $11.3 million and a related unamortized discount of $1.9 million, resulting in a net carrying value of $9.4 million. The discount is amortized to interest expense as a non-cash charge until the notes are paid in full. We made a principal payment on the Notes of $2.0 million in January 2003. Additional principal payments are scheduled on December 31, 2003 ($3.0 million), December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

Capital Expenditures

We anticipate capital expenditures of approximately $5.0 million in fiscal 2003, which includes costs to open new stores, replacement capital for existing stores, information systems software upgrades and hardware replacement and development of our new San Diego distribution center. This new distribution center, projected to open during the second quarter of fiscal 2003, will be approximately 600,000 square feet and will have the capability to service up to 400 stores. The total capital expenditures for this facility will be approximately $4.5 million, of which we have already paid approximately $4.0 million. We believe the capital expenditures will be financed from our internal cash flow and borrowings under our revolving credit facility.

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


                   Revolving        Junior
                     Credit      Subordinated     Operating    Restructuring
                    Facility         Notes          Leases        Charges          Total
                   ---------     ------------     ---------    -------------       -----
Fiscal Year:
  2003              $     -        $  3,000       $ 29,903       $  11,117       $ 44,020
  2004                    -           3,000         27,626           1,747         32,373
  2005                    -           5,300         24,264               -         29,564
  2006                6,300               -         18,111               -         24,411
  2007                    -               -         13,076               -         13,076
  Thereafter              -               -         44,422               -         44,422
                   ---------     ------------     ---------    -------------     --------
  Total             $ 6,300        $ 11,300       $157,402       $  12,864       $187,866
                   ---------     ------------     ---------    -------------     --------


We believe our internal cash flow and borrowings under our revolving credit facility will provide sufficient funds to service the above contractual obligations over the next twelve months.

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

         Edward Wong is Executive Vice President - Supply Chain and Information Technology. Mr. Wong joined us in May 2002 as Vice President - Planning and Allocation and was promoted to his current position in August 2002. Prior to joining us, from July 2001 to May 2002, Mr. Wong served as the Vice President of Solution Design for ProfitLogic, Inc. From January 2001 to May 2001, he served as Vice President, Retail Engagement Executive for i2 Technologies. From August 1998 to December 2000, Mr. Wong served as Senior Vice President of Supply Chain and Technology for Gymboree Corporation. Prior to that, Mr. Wong served as Divisional Vice President of Retail Planning and Allocation for Eddie Bauer, Inc. from May 1997 to July 1998.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no director, officer or beneficial owner of more than 10% of our stock failed to file on a timely basis reports required by
Section 16(a) of the Securities and Exchange Act of 1934, as amended, during the fiscal year ended February 1, 2003.

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

Compensation of the Chief Executive Officer. Mr. Fields joined the Company in November 2002 as Chairman of our Board of Directors and Chief Executive Officer. Under the terms of his employment agreement, Mr. Fields' base salary is $750,000 annually. For the first year of his employment term, Mr. Fields is also entitled to receive a guaranteed bonus of $375,000, payable in 12 monthly installments. The Compensation Committee determined Mr. Fields' compensation by considering his prior experience and expertise, compensation paid to other executives with similar experience in comparable companies, and what would be required in order to induce Mr. Fields to join the Company. In determining
Mr. Fields' compensation, the Compensation Committee took into account
Mr. Fields' extensive prior experience, including his 24 years of experience with Wal-Mart, culminating in his serving as Chief Executive Officer and President of Wal-Mart Stores Division during 1993 through 1996, as well as his experience as Chairman and Chief Executive Officer of Blockbuster Entertainment Group during 1996 and 1997 and as Chief Executive Officer and President of Hudson's Bay Company during 1997 through 1999. The Compensation Committee concluded that Mr. Fields' compensation was required in order to induce him to join the Company and that it was commensurate with the compensation paid to other executives with similiar experience in comparable companies.

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

Summary of Cash and Other Compensation

The following table contains information about the compensation during fiscal 2002 of our former principal executive officer, current principal executive officer, each of our four other most highly paid executive officers who served as executive officers at the end of fiscal 2002 and two other named executive officers who were not serving as executive officers at the end of fiscal 2002:


                                             SUMMARY COMPENSATION TABLE

                                        Annual Compensation         Long-Term Compensation
                                        -------------------         ----------------------
                             Fiscal                               Restricted      Securities       All Other
    Name and Principal        Year                                   Stock        Underlying     Compensation
         Position              (1)     Salary($)     Bonus($)     Award(s)($)       Options         ($) (3)
         --------              ---    ----------    ---------    ------------       -------         -------
Michael M. Searles            2002      $ 605,769    $     -      $      -              -         $ 390,777
Former President, Chief       2001        747,564          -             -              -           206,532
Executive Officer and         2000        600,000      300,000           -              -           210,005
Chairman of the Board(4)

William R. Fields             2002        158,754       62,500       417,500        250,000          40,328
Chief Executive Officer         -             -            -             -              -               -
and Chairman of the             -             -            -             -              -               -
Board(5)

Douglas C. Felderman          2002        285,000       94,271           -              -               987
Executive Vice President      2001        283,250          -             -              -            66,195
and                           2000        241,346      125,000           -           19,474         310,127
Chief Financial Officer
Michael J. Hein               2002        147,308          -             -              -               875
Senior Vice President           -             -            -             -              -               -
-Distribution and               -             -            -             -              -               -
Transportation
Spencer Insolia (6)           2002        196,154      137,500           -           60,000          37,786
Executive Vice President        -             -            -             -              -               -
-Marketing and Chief            -             -            -             -              -               -
Strategy Officer

Louis A. Leidelmeyer (7)      2002        212,730          -             -            5,000          39,135
Executive Vice President -      -             -            -             -              -               -
Human Resources                 -             -            -             -              -               -

Norman G. Plotkin             2002        285,000      112,468           -              -             2,200
Executive Vice President -    2001        282,500          -             -              -            15,689
Store Development and         2000        222,884      117,500           -           21,262          13,501
General Counsel
Edward Wong                   2002        165,500       25,000           -           36,000           7,355
Executive Vice President -      -             -            -             -              -               -
Supply Chain and Technology     -             -            -             -              -               -

-----------------------------------------------------------------------------------------------------------



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



                                         % of Total                                Potential Realizable
                           Number of      Options                                    Value at Assumed
                           Securities    Granted to   Exercise                       Annual Rates of
                           Underlying    Employees    or Base                    Stock Price Appreciation
                            Options      in Fiscal    Price        Expiration      For Option Term (1)
          Name            Granted (#)       Year      ($/Share)       Date          5% ($)        10%($)
          ----            ----------     ---------    --------     ----------       ------        ------
Michael M. Searles (2)               -             -    $      -             -     $       -      $      -
William R. Fields              250,000        30.96%        1.68     9/29/2011       231,558       570,338
Douglas C. Felderman                 -             -           -             -             -             -
Michael J. Hein                      -             -           -             -             -             -
Spencer Insolia (3)             60,000         7.43%       15.62     3/19/2012       589,400      1,493,655
Louis A. Leidelmeyer (3)         5,000         0.62%        2.81     9/18/2012         8,836         22,392
Norman G. Plotkin                    -             -           -             -             -              -
Edward Wong                     18,000         2.23%       12.86     6/19/2012       145,577        368,920
                                18,000         2.23%        2.81     9/18/2012        31,809         80,611


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


                                    Aggregated Option Exercises in Fiscal 2002
                                       Fiscal 2002 Year-End Option Values


                            Shares                       Number of Securities         Value of Unexercised
                           Acquired     Value          Underlying Unexercised      In-the-Money Options at
                              On       Realized   Options at Fiscal Year End (#)      Fiscal Year End ($)
          Name             Exercise      ($)       Exercisable   Unexercisable   Exercisable   Unexercisable
          ----             --------      ---       -----------   -------------   -----------   -------------

Michael M. Searles (1)             -      $    -       283,517          18,080      $      -       $      -
William R. Fields                  -           -        15,625         234,375        16,250        243,750
Douglas C. Felderman               -           -        64,315          35,685             -              -
Michael J. Hein                    -           -         7,200          10,800             -              -
Spencer Insolia (2)                -           -             -          60,000             -              -
Louis A. Leidelmeyer (2)           -           -        20,000          25,000             -              -
Norman G. Plotkin                  -           -        60,936          26,758             -              -
Edward Wong                        -           -             -          36,000             -              -


(1) As of November 7, 2002, Mr. Searles was no longer an employee. All such options expired unexercised 3 months after that date.

(2) As of January 6, 2003, Messrs. Insolia and Leidelmeyer were no longer employees. All such options expired unexercised 60 days after that date.


                                PERFORMANCE CHART

The following chart compares the five-year cumulative total return (change in stock price plus reinvested dividends) on our common stock with the total returns of the Nasdaq Composite Index, a broad market index covering stocks listed on the Nasdaq National Market, the Dow Jones Retailers Broadline Index ("Industry Index") which currently encompasses 23 companies, and the companies in the Family Clothing Retail industry (SIC Code 5651), a group currently encompassing 23 companies (the "SIC Index"). This information is provided through February 1, 2003, the end of fiscal 2002.




              COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
                 FACTORY 2-U STORES, INC., NASDAQ MARKET INDEX,
                          INDUSTRY INDEX AND SIC INDEX


                                FISCAL YEAR 2002
                                  (1997 = 100)

  Measurement Period     Factory 2-U         Nasdaq       Industry
(Fiscal Year Covered)    Stores, Inc.   Composite Index     Index     SIC Index
---------------------    -----------    ---------------   --------    ---------
       1997                 100.00           100.00        100.00       100.00
       1998                 783.65           156.07        157.48       204.61
       1999                1563.21           233.47        185.08       187.98
       2000                2755.04           167.16        180.72       166.30
       2001                1172.21           117.76        195.92       110.29
       2002                 177.63            81.29        148.42       101.90


     The composition of the Industry Index is as follows: BJ's Wholesale Club, Inc., Bon-Ton Stores, Inc., Coles Myer Ltd., Controladora Comer Mex, Cost-U-Less, Inc., Costco Wholesale Corp., Daiei Inc ADR, Dillard's, Inc., Dollar General Corp., Duckwall-Alco Stores, Inc., Elder-Beerman Stores CP, Family Dollar Stores, Inc., Federated Dept. Stores, Fred's, Inc., Ito-Yokado Co., Ltd., J.C. Penney Holding Co., May Department Stores, Pricesmart, Inc., Sears, Roebuck & Co., Shopko Stores Inc., Target Corporation, Value City Dept. Stores and Wal Mart Stores, Inc.

     The composition of the SIC Index is as follows: Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitter, Big Dog Holdings, Inc., Buckle, Inc., Burlington Coat Factory Warehouse, Casual Male Retail Group, Chico's FAS, Inc., Children's Place Retail Stores, Designs, Inc., Factory 2-U Stores, Inc., Freestar Technologies, Gadzooks, Inc., Gap, Inc., Goody's Family Clothing, Gymboree Corp., Harold's Stores, Inc., Nordstrom, Inc., Ross Stores, Inc., Stage Stores, Inc., Stein Mart, Inc., Syms Corp., Urban Outfitters, Inc., and Wilsons the Leather Expert.

Source:  Media General Financial Services

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

The following persons are known by us, based solely upon information filed by such persons with the Securities Exchange Commission, to have owned beneficially more than 5% of any class of our voting securities as of the April 25, 2003:


         Name and Address                                       Common Stock
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

-------------------------------------------------------------------------------

(1) The address of the beneficial owners is c/o Three Cities Research, Inc., 650 Madison Avenue, New York, NY 10022. As the investment advisor to both Three Cities Fund II L.P. and Three Cities Offshore II C.V., with power to direct voting and disposition by both those Funds, Three Cities Research, Inc. ("TCR") may be deemed to be the beneficial owner of the total 3,723,934 shares owned by both funds. In addition, because Willem F.P. de Vogel is a general partner of TCR Associates, L.P., the general partner of Three Cities Fund II L.P., he may be deemed to be a beneficial owner of the shares owned by Three Cities Fund II L.P. In addition, because J. William Uhrig is the general partner of TCR Offshore Associates, L.P., the general partner of Three Cities Offshore II, C.V., he may be deemed to be a beneficial owner of the shares owned by Three Cities Offshore II, C.V.



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

Management Stockholders

As of April 25, 2003, our directors and executive officers beneficially owned the following amounts of our voting securities:


                                                Amount and
                                                Nature of
                                                Beneficial      Percent of
Name of Beneficial Owner                       Ownership (1)       Class
------------------------                       -------------       -----
Willem F.P. de Vogel (2)                              8,552           *
Douglas C. Felderman                                 88,620           *
William R. Fields (3)                               281,250         1.8%
Peter V. Handal                                      93,146           *
Michael J. Hein                                      11,091           *
Larry I. Kelley (3)                                  79,687           *
Norman G. Plotkin                                    96,078           *
Ronald Rashkow (3)(4)                               316,940         2.0%
Melvin C. Redman (3)                                132,812           *
Edward Wong                                           3,600           *
Wm. Robert Wright II                                 12,589           *
Directors and Officers as a Group (11 persons)    1,124,365         7.0%

--------------------------------------------------------------------------------

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

(3) Includes shares considered beneficially owned under SEC rules, but that are subject to restrictions on disposition, as follows: Mr. Fields, 250,000 shares; Mr. Kelley, 75,000 shares; Mr. Rashkow, 25,000 shares; and Mr. Redman, 125,000 shares.

(4) Includes 45,525 shares of common stock held by Mr. Rashkow's spouse, 458 shares of common stock held by a limited partnership of which Mr. Rashkow is the general partner and 56,500 shares, which Mr. Rashkow may acquire within 60 days through the exercise of stock options.


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

Conclusions. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1. Financial Statements.

            See Index to Financial Statements contained in Item 8.

         2. Financial Statement Schedules.

            Schedule II Valuation and Qualifying Accounts contained on page 49.

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
             Factory 2-U Stores, Inc. and Ronald Rashkow
10.14    *   Employment Agreement, dated as of January 6, 2003, by and between
             Factory 2-U Stores, Inc. and Melvin Redman
10.15    *   Employment Agreement, dated as of January 6, 2003, by and between
             Factory 2-U Stores, Inc. and Larry I. Kelley
10.16    *   Industrial/Commercial Single-Tenant Lease as of March 8, 2002, by
             and between Factory 2-U Stores, Inc. (as Tenant) and ORIX Otay,
             LLC (as Landlord)
10.17   (10) Employment Agreement, dated as of May 20, 2003, by and between
             Factory 2-U Stores, Inc. and Douglas C. Felderman
10.18   (10) Employment Agreement, dated as of May 20, 2003, by and between
             Factory 2-U Stores, Inc. and Norman G. Plotkin
23.1     **  Consent of Ernst & Young LLP, Independent Public Accountants
23.2     **  Information regarding consent of Arthur Andersen LLP
99.1     *** Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William R. Fields, Chief Executive Officer
99.2     *** Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Douglas C. Felderman, Executive Vice President and Chief
             Financial Officer


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

(9) Incorporated by reference to Form 8-K for report dated November 7, 2002 filed with the SEC on November 19, 2002.

(10) Incorporated by reference to Form 10-Q for the quarterly period ended May 3, 2003 filed with the SEC on June 17, 2003.

*     Previously filed.

**    Filed herewith.

***   Furnished herewith.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                              FACTORY 2-U STORES, INC.



                                              By: /s/William R. Fields
                                                  --------------------
                                                  William R. Fields
                                                  Chairman of the Board

      Dated: August 4, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Company and in the capacities and on the date indicated.


    Signature                   Title                             Date
    ---------                   -----                             ----

    /s/William R. Fields        Chief Executive Officer           August 4, 2003
    ----------------------      and Chairman of the Board
    William R. Fields           (Principal Executive Officer)


    /s/Douglas C. Felderman     Executive Vice President,         August 4, 2003
    -----------------------     Chief Financial Officer
    Douglas C. Felderman        (Principal Financial and Accounting
                                Officer)


    /s/Ronald Rashkow           Lead Director                     August 4, 2003
    -----------------------
    Ronald Rashkow


                                Director                          August 4, 2003
    ------------------------
    Willem de Vogel


    /s/ Peter V. Handal         Director                          August 4, 2003
    ------------------------
    Peter V. Handal


    /s/Wm. Robert Wright II     Director                          August 4, 2003
    ------------------------
    Wm. Robert Wright II

                                 CERTIFICATION

I, William R. Fields, certify that:

1. I have reviewed this annual report on Form 10- K/A of Factory 2-U Stores, Inc. (the "Registrant").

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


    Date: August 4, 2003                       /s/ William R. Fields
                                               ---------------------
                                               Name:  William R. Fields
                                               Title: Chief Executive Officer

                                 CERTIFICATION

I, Douglas C. Felderman, certify that:

1. I have reviewed this annual report on Form 10- K/A of Factory 2-U Stores, Inc. (the "Registrant").

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


    Date: August 4, 2003                       /s/ Douglas C. Felderman
                                               ------------------------
                                               Name:  Douglas C. Felderman
                                               Title: Executive Vice President,
                                                      Chief Financial Officer

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

/s/ ARTHUR ANDERSEN LLP



San Diego, California
February 27, 2002


                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                        (in thousands, except share data)


                                                        February 1,  February 2,
                                                           2003         2002
                                                        -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  3,465   $ 17,390
  Merchandise inventory                                       32,171     54,860
  Accounts receivable, net                                       884      2,013
  Income taxes receivable                                      8,200       -
  Prepaid expenses                                             5,436      6,357
  Deferred income taxes                                        9,732      3,553
                                                            --------   --------
    Total current assets                                      59,888     84,173

Leasehold improvements and equipment, net                     28,602     37,042
Deferred income taxes                                         10,750      7,182
Other assets                                                     963      1,011
Goodwill                                                      26,301     26,301
                                                            --------   --------
    Total assets                                            $126,504   $155,709
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




                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)

                                                   Fiscal Year Ended
                                                   -----------------
                                           February 1,  February 2,  February 3,
                                              2003         2002         2001*
                                           -----------  -----------  -----------
Cash flows from operating activities
  Net income (loss) from operating
    activities                             $ (28,509)   $ (10,896)   $   21,264
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities
      Depreciation and amortization           15,160       14,773        13,594
      Loss on disposal of equipment               76          205           581
      Deferred rent expense                     (550)         264         1,098
      Stock-based compensation expense           -            456         4,807
      Restructuring charge                     4,734        4,922           -
      Stock subscription notes receivable
        valuation adjustment                   1,033          -             -
      Vendor note receivable valuation
        reserve                                1,106          -             -
      Other                                      171          -             -
      Changes in operating assets and
        liabilities
          Merchandise inventory               22,454       (5,286)      (17,396)
          Prepaid expenses and other
            assets                           (14,518)      (3,609)       (7,984)
          Advances to vendor                  (3,118)         -             -
          Repayments from vendor                 789          -             -
          Accounts payable                    (8,310)      11,077         5,200
          Accrued expenses and other
            liabilities                        1,399       14,967        (3,840)
                                           ----------   ----------   -----------
Net cash provided by (used in)
  operating activities                        (8,083)      26,873        17,324
                                           ----------   ----------   -----------

Cash flows used in investing activities
  Purchase of leasehold improvements and
    equipment                                (11,001)     (12,694)      (23,818)
                                           ----------   ----------   -----------
Net cash used in investing activities        (11,001)     (12,694)      (23,818)
                                           ----------   ----------   -----------

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

         Merchandise Inventory

         Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. In addition, consistent with industry practice, we capitalize direct buying (primarily salaries and wages of buyers and their travelling expenses), warehousing, storage and transportation costs. Such costs are therafter expensed as cost of sales upon the sale of the merchandise. At February 1, 2003 and February 2, 2002, such costs included in inventory were $3.4 million and $4.6 million, respectively. As of February 1, 2003 and February 2, 2002, we had an inventory valuation allowance of $8.4 million and $1.1 million, respectively, which represented our estimate of the cost in excess of the net realizable value of all clearance and slow-moving items.

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

         Leasehold improvements        the shorter of the asset's useful
                                       life or the lease term, generally
                                       five years

         Furniture, fixtures and       three to five years
         other equipment

         Goodwill

         At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which ceases the amortization of goodwill and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. As required, we have completed an impairment analysis as of February 1, 2003 using the present value of future cash flow method and concluded that our goodwill was not impaired as of February 1, 2003.

         Prior to fiscal 2002, goodwill was amortized on a straight-line basis over 25 years. Goodwill amortization was $1.6 million for each of the fiscal years ended February 2, 2002 and February 3, 2001.

         We do not have any other intangible assets recorded in our books as of February 1, 2003.

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

         Revenue Recognition

         Sales are recognized at the point of sale. We offer layaway and gift card programs at our stores. The recognition of layaway sales and the related cost of sales are deferred until the time the merchandise is fully paid for and delivered to our customer. Cash received for the merchandise in advance is recorded as a liability, which is included in accounts payable in the accompanying balance sheets. Cash received for the sale of gift cards is recorded as a liability, which is also included in accounts payable in the accompanying balance sheets. The related liability is reduced and revenue is recognized upon delivery of the merchandise to the customer.

         As of February 1, 2003 and February 2, 2002, the balances of the liability recorded in relation to layaway and gift card programs were approximately $300,000.

         Costs of Sales

         Costs of sales include merchandise cost, transportation cost, markdowns, shrink, direct distribution and processing costs, and inventory capitalization cost.

         Selling and Administrative Expenses

         Selling and administrative expenses primarily consist of salaries and wages, workers compensation, employee benefits, advertising costs, occupancy costs (primarily rent), utilities, professional fees and other direct and indirect selling expenses.

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


                                                          (in thousands)
                                                          --------------
         Lease termination costs                            $    6,513
         Inventory liquidation costs (non-cash)*                 1,082
         Fixed asset write-downs (non-cash)**                    4,969
         Employee termination costs***                           1,027
         Other cash costs                                          807
                                                          --------------
                                                            $   14,398
                                                          --------------

         * A non-cash inventory liquidation cost of $1.1 million is recorded as a component of cost of sales.

         ** Non-cash fixed asset write-downs of $5.0 million is recorded as a valuation allowance for leasehold improvements and equipment.

         ***All amounts due under severance agreements pertaining to the fiscal
            2002 restructuring activities were properly accrued for at February 1, 2003.


         As of February 1, 2003, we had closed 13 of the 23 identified stores. Subsequent to February 1, 2003, we closed two additional stores; and we, to date, had terminated the lease obligations of 11 of these closed stores.

         The balance of liability ($6.5 million was included in accrued expenses and $1.7 million was included in the accrued restructuring charges in the accompanying balance sheets) related to the fiscal 2002 restructuring charge at February 1, 2003 was as follows:

                                               (in thousands)
                                                -------------
                                                                     Balance at
                                Restructuring    Cash     Non-cash   February 1,
                                    Charge     Payments    Charges       2003
                                -------------  --------   --------   -----------
Lease termination costs            $   6,513   $    -     $    35    $  6,548
Employee termination costs             1,027      (119)        -          908
Other cash costs                         807       (21)        -          786
                                -------------  --------   --------   -----------
                                   $   8,347   $  (140)   $    35    $  8,242
                                -------------  --------   --------   -----------


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

         The balance of liability (included in the accrued expenses in the accompanying balance sheets) related to the Fiscal 2001 restructuring charge at February 1, 2003 was as follows:


                                                (in thousands)
                                                -------------
                                                                     Balance at
                                Restructuring    Cash     Non-cash   February 1,
                                    Charge     Payments    Charges       2003
                                -------------  --------   --------   -----------
Lease termination costs            $  13,724   $(5,953)   $ (3,496)   $  4,275
Employee termination costs             1,206    (1,136)        -            70
Other cash costs                       1,379    (1,102)        -           277
                                -------------  --------   --------   -----------
                                   $  16,309   $(8,191)   $ (3,496)   $  4,622
                                -------------  --------   --------   -----------



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

         Through February 1, 2003, we have made cash advances in the aggregate of approximately $3.1 million to the Borrower and received cash repayments in the aggregate of approximately $0.8 million. We also received approximately $1.2 million of inventory shipments to offset the advances. The remaining balance of approximately $1.1 million was fully reserved as of February 1, 2003.

5.       LEASEHOLD IMPROVEMENTS AND EQUIPMENT

         Leasehold improvements and equipment consist of the following:


                                                      (in thousands)
                                                      --------------
                                             February 1,        February 2,
                                                2003               2002
                                             -----------        -----------
Furniture, fixtures and equipment            $  55,843          $  56,307
Leasehold improvements                          14,090             13,295
Automobiles                                        890                823
Equipment under capital leases                   2,549              3,153
                                             -----------        -----------
                                                73,372             73,578
Less: accumulated depreciation and
        amortization                           (44,770)           (36,536)
                                             -----------        -----------
                                             $  28,602          $  37,042
                                             -----------        -----------

         As of February 1, 2003 and February 2, 2002, we had asset impairment valuation allowances related to the fiscal 2002 and 2001 restructuring activities of $3,785 and $2,052, respectively, and had recorded these allowances as direct reductions of the related assets.

6.       GOODWILL

         As required, we adopted SFAS No. 142 on February 3, 2002 and ceased the amortization of goodwill accordingly. In addition, we completed an impairment analysis as of February 1, 2003 using the present value of future cash flow method and concluded that our goodwill was not impaired as of February 1, 2003. The following table presents the reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 (in thousands, except per share data):


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


         We do not have any other intangible assets recorded in our books as of February 1, 2003.

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



         Revolving Credit Facility

         We have a $50.0 million revolving credit facility with a financial institution. Under this revolving credit facility, we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The credit facility also included a $15.0 million sub-facility for letters of credit. In September 2002, we extended the term of this revolving credit facility until March 2006. As of February 1, 2003, interest on the credit facility was at the prime rate plus 0.50%, or at our election, LIBOR plus 2.50%. Under the terms of the credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 1.00% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 3.00%. The revolving credit facility provides for a $7.5 million availability block against our availability calculation as defined. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. The credit facility is secured by a first lien on accounts receivable and inventory. In addition, the revolving credit facility contains customary restrictions, including prohibiting us from paying cash dividends on our common stock and limiting our ability to incur additional indebtedness, engage in asset sales, and enter into mergers or acquisitions.

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

         Junior Subordinated Notes

         The Junior Subordinated Notes (the "Notes") are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. We are prohibited from paying cash dividends on our common stock under the terms of the Notes without the consent of the note holders.

         As of February 1, 2003, the Notes had a face value of $11.3 million and a related unamortized discount of $1.9 million, resulting in a net carrying value of $9.4 million. The discount is amortized to interest expense as a non-cash charge until the Notes are paid in full. We made a principal payment on the Notes of $2.0 million in January 2003. Additional principal payments are scheduled on December 31, 2003
         ($3.0 million) and December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

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

         On April 10, 2003, we amended the terms of our revolving credit facility to add $7.5 million of term loans, to add financial covenant, and to amend certain reporting provisions and other terms. The term loans consist of a $6.5 million junior term note secured primarily by inventory and accounts receivable and a $1.0 million term note secured primarily by equipment and other assets. These notes bear interest at the rate of 14.50% per annum on the then current outstanding balance, and mature on April 10, 2004. The $6.5 million junior term note can be extended for one additional year. The financial covenant, which is related to achieving a minimum earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, is subject to testing only if the Triggering Availability, as defined, is less than $10.0 million on the last three days of each month commencing on May 3, 2003. In addition, we are not permitted to have any outstanding borrowings and outstanding letters of credit in excess of $12.2 million under the revolving credit facility during the period from December 22 through January 7 of each year. These financial covenants will terminate at such time that the $7.5 million term loans are no longer outstanding.

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

         On April 29, 2003, certain stock subscription notes receivable matured and we foreclosed on the shares of our common stock that served as collateral as of the close of business. The principal and accrued interest due on Mr. Searles' note was $1,458,608 and the collateral had a market value on April 29, 2003 of $1,198,750, resulting in a deficiency of $259,858, for which he is not personally liable under the terms of the note. In addition, the principal and accrued interest on Mr. Spatz's notes were $688,197 and the collateral had a market value on April 29, 2003 of $376,744, resulting in a deficiency of $311,453, for which he is personally liable for $136,614 of the deficiency under the terms of his notes. Additionally, on April 29, 2003, the principal and accrued interest due on the notes for Tracy W. Parks, our former Executive Vice President and Chief Operating Officer, was $117,042 and the collateral had a market value of $82,197, resulting in a deficiency of $34,845, for which he is personally liable under the terms of his notes. In conjunction with the foreclosures, we recorded income of approximately $708,000 to adjust the valuation allowance established as of February 1, 2003 as a result of the increase in the market value of our common stock on April 29, 2003 as compared to February 1, 2003. See Note 11.

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

         Although at this stage of the litigation, it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Bray Lawsuit and we are vigorously defending against it.


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