Form 10-Q
period 2003-08-02
FACTORY 2 U STORES INC
filed 2003-09-16
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 2, 2003
                                        --------------

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

The number of shares outstanding of the registrant's common stock, as of September 10, 2003 was 18,046,132 shares.

                            FACTORY 2-U STORES, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2003

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of August 2, 2003 (Unaudited), August 3, 2002
         (Unaudited) and February 1, 2003 ..................................F-1

         Statements of Operations (Unaudited) for the 13 and  26 weeks ended
         August 2, 2003 and August 3, 2002 .................................F-3

         Statements of Cash Flows (Unaudited) for the 26 weeks ended
         August 2, 2003 and August 3, 2002 .................................F-4

         Notes to Financial Statements (Unaudited) .........................F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........11
Item 4.  Controls and Procedures ............................................12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 13
Item 2.  Changes in Securities and Use of Proceeds...........................13
Item 3.  Defaults Upon Senior Securities.....................................13
Item 4.  Submission of Matters to a Vote of Security Holders.................13
Item 5.  Other Information ..................................................13
Item 6.  Exhibits and Reports on Form 8-K ...................................14
Signatures    ...............................................................15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements




                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                 (in thousands, except share and per share data)


                                         August 2,     August 3,     February 1,
                                           2003          2002           2003
                                         ---------     ---------     -----------
                                        (Unaudited)   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents              $  6,384        $  7,446      $  3,465
  Merchandise inventory                    65,692          76,824        32,171
  Accounts receivable, net                    350           2,476           884
  Income taxes receivable                       -           5,913         8,200
  Prepaid expenses                          6,862           6,909         5,436
  Deferred income taxes                     9,753           3,553         9,732
                                         --------        --------      --------
       Total current assets                89,041         103,121        59,888

Leasehold improvements and equipment, net  25,388          36,957        28,602
Deferred income taxes                      15,813           7,182        10,750
Other assets                                  815             959           963
Goodwill                                   26,301          26,301        26,301
                                         --------        --------      --------
       Total assets                      $157,358        $174,520      $126,504
                                         ========        ========      ========













   The accompanying notes are an integral part of these financial statements.


                                   (continued)



                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                 (in thousands, except share and per share data)
                                   (continued)


                                        August 2,     August 3,     February 1,
                                          2003          2002           2003
                                        ---------     --------      -----------
                                       (Unaudited)   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt   $  3,030      $  2,001      $   3,000
  Junior secured term loans                 7,500             -              -
  Accounts payable                         47,767        52,714         27,961
  Taxes payable                             2,840         3,150          5,840
  Accrued expenses                         25,223        32,875         27,831
                                         --------      --------      ---------
       Total current liabilities           86,360        90,740         64,632

Revolving credit facility                  17,949         5,386          6,300
Long-term debt                              7,023         8,906          6,445
Accrued restructuring charges               1,747         3,578          1,747
Deferred rent                               2,931         3,295          3,061
                                         --------      --------      ---------
       Total liabilities                  116,010       111,905         82,185
                                         --------      --------      ---------


Stockholders' equity:
  Common stock, $0.01 par value;
    35,000,000 shares authorized
    and 15,670,382 shares, 12,968,910
    shares and 13,475,705 shares
    issued and outstanding, respectively      157           130            135
  Stock subscription notes receivable           -        (2,149)        (1,116)
  Additional paid-in capital              126,518       122,319        122,516
  Accumulated deficit                     (85,327)      (57,685)       (77,216)
                                         --------      --------      ---------
       Total stockholders' equity          41,348        62,615         44,319
                                         --------      --------      ---------
       Total liabilities and
         stockholders' equity            $157,358      $174,520       $126,504
                                         ========      ========      =========







   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                            13 Weeks Ended            26 Weeks Ended
                                                            --------------            --------------
                                                        August 2,     August 3,     August 2,     August 3,
                                                          2003          2002          2003          2002
                                                        ---------     ---------     ---------     ---------

Net sales                                               $ 123,659     $ 128,088     $ 228,006     $ 245,039
Cost of sales                                              85,090        87,059       151,802       162,852
                                                        ---------     ---------     ---------     ---------
    Gross profit                                           38,569        41,029        76,204        82,187

Selling and administrative expenses                        46,248        50,181        87,503        95,879
Pre-opening and closing expenses                               83           266           221           703
                                                        ---------     ---------     ---------     ---------
    Operating loss                                         (7,762)       (9,418)      (11,520)      (14,395)

Interest expense, net                                         935           310         1,569           568
                                                        ---------     ---------     ---------     ---------
Loss before income taxes                                   (8,697)       (9,728)      (13,089)      (14,963)
Income tax benefit                                         (3,307)       (3,891)       (4,978)       (5,985)
                                                        ---------     ---------     ---------     ---------
Net loss                                                $  (5,390)    $  (5,837)    $  (8,111)    $  (8,978)
                                                        =========     =========     =========     =========


Loss per share
  Basic                                                 $   (0.35)    $   (0.45)    $   (0.54)    $   (0.69)
  Diluted                                               $   (0.35)    $   (0.45)    $   (0.54)    $   (0.69)


Weighted average common shares outstanding
  Basic                                                    15,197        12,957        14,909        12,930
  Diluted                                                  15,197        12,957        14,909        12,930




   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                        26 Weeks Ended
                                                        --------------
                                                 August 2, 2003   August 3, 2002
                                                 --------------   --------------
Cash flows from operating activities
  Net loss                                         $    (8,111)      $   (8,978)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                      6,667            7,466
      Loss on disposal of equipment                         24               51
      Deferred income tax                               (4,978)               -
      Deferred rent                                        277             (354)
      Stock subscription notes receivable
        valuation adjustment                              (708)               -
      Changes in operating assets and liabilities
        Merchandise inventory                          (33,521)         (21,964)
        Income tax receivable                            8,200           (5,913)
        Prepaid expenses and other assets                 (628)             536
        Advances to vendor                                 (16)          (1,525)
        Repayments from vendor                              77                -
        Accounts payable                                19,806           16,442
        Accrued expenses and other liabilities          (5,572)           3,098
                                                   ------------      -----------
Net cash used in operating activities                  (18,483)         (11,141)

Cash flows from investing activities
  Purchases of leasehold improvements and equipment     (3,155)          (5,125)
                                                   ------------      -----------
Net cash used in investing activities                   (3,155)          (5,125)

Cash flows from financing activities
  Borrowings on revolving credit facility               72,792           25,760
  Payments on revolving credit facility                (61,143)         (20,374)
  Payments on long-term debt and capital
    lease obligations                                       (6)             (18)
  Proceeds from debt financing                           7,500                -
  Proceeds from issuance of common stock, net            5,713                -
  Payment of deferred debt issuance costs                 (442)             (40)
  Proceeds from exercise of stock options                    -              918
  Payments of stock subscription notes receivable          143               76
                                                    -----------      -----------
Net cash provided by financing activities               24,557            6,322

Net increase (decrease) in cash                          2,919           (9,944)
Cash at the beginning of the period                      3,465           17,390
                                                    ----------       -----------
Cash at the end of the period                       $    6,384       $    7,446
                                                    ==========       ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                        $      916       $       97
    Income taxes                                    $       88       $    1,102

Supplemental disclosure of non-cash investing and financing activities
  Acquisition of equipment under notes payable      $      132       $        -
  Issuance of common stock to board members
    as compensation                                 $        8       $       33
  Foreclosure of collateral on stock subscription
    notes receivable                                $    1,681       $        -



   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                          Notes to Financial Statements
                                   (Unaudited)

(1)      Unaudited Interim Financial Statements

         The accompanying unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended February 1, 2003 included in our Form 10-K/A as filed with the Securities and Exchange Commission.

         We believe that the unaudited financial statements as of and for the 13 weeks and 26 weeks ended August 2, 2003 and August 3, 2002 reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

         Certain prior period amounts have been reclassified to conform their presentation to the current period's financial statements.

(2)      Recent Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board (the "FASB") issued FIN 46 - "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51 - Consolidated Financial Statements to those entities defined as "Variable Interest Entities" (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a "controlling financial interest" or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003, and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

         In April 2003, the FASB issued Statement of Financial Accounting Standard (the "SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement provides clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We are currently in the process of assessing the effect of SFAS No.149 and do not expect the adoption of it, which will be effective for contracts entered into or modified after June 30, 2003, to have a material impact on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of this statement will have a material impact on our financial position or results of operations.

(3)      Fiscal 2002 Restructuring Charge

         In December 2002, we recorded a restructuring charge of $14.4 million in conjunction with the decision to close 23 stores as well as to consolidate both our distribution center network and corporate overhead structure. The purpose of these restructuring initiatives was to improve store profitability, reduce costs and improve efficiency.

         As of September 10, 2003, we closed 16 of these 23 stores and terminated the lease obligations of 13 of these closed stores. For the remaining seven stores, we have decided to continue to operate four of these stores as a result of entering into amendments to the leases with the landlords; and we plan to close the other three stores by January 2004. In addition, we had completed the consolidation of our two former San Diego distribution centers into the new distribution center, which is also located in San Diego, California. We are currently seeking disposition of the leases for these two former San Diego distribution facilities.

         The balance of the liability ($4.7 million was included in the accrued expenses and $1.7 million was included in the accrued restructuring charges in the accompanying balance sheets) related to the fiscal 2002 restructuring charge at August 2, 2003 was as follows:


                                Balance at                            Balance at
                                February 1,     Cash       Non-cash    August 2,
(in thousands)                     2003       Payments      Charges       2003
                                -----------   --------     --------   ----------
Lease termination costs*         $ 6,548       $ (1,632)     $ 588      $ 5,504
Employee termination costs           908           (483)      (115)         310
Other costs                          786           (238)       115          663
                                 -------       --------      ------     -------
                                 $ 8,242       $ (2,353)     $ 588      $ 6,477
                                 =======       ========      ======     =======



* The non-cash charge portion consists primarily of the write-off of deferred rent.


         The balances of non-cash inventory liquidation costs and fixed asset write-downs related to the fiscal 2002 restructuring charge at August 2, 2003 were as follows:


                                       Balance at                     Balance at
                                       February 1,       Usage/        August 2,
        (in thousands)                    2003         Adjustments        2003
                                       -----------     -----------    ----------
        Inventory liquation costs*       $   517        $ (103)         $  414
        Fixed asset write-downs**        $ 3,652        $ (656)         $2,996


         * The balance of inventory liquidation costs of approximately $414,000 as of August 2, 2003 was recorded as a valuation allowance for merchandise inventory.

         ** The balance of fixed asset write-downs of approximately $3.0 million as of August 2, 2003 was recorded as a valuation allowance for leasehold improvements and equipment.


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

         We closed 24 of these 28 stores during the first quarter of fiscal 2002 and the remaining four stores in January 2003. As of September 10, 2003, we had terminated the lease obligations of 22 of these closed stores. In light of the favorable experience related to the costs of closing these stores, we recorded a non-cash adjustment to reduce the reserve for the fiscal 2001 restructuring initiatives by approximately $5.0 million during the fourth quarter of fiscal 2002. The adjustment included (1) reduction of reserve for lease termination costs by $3.8 million, (2) reduction of reserve for inventory liquidation costs by $1.3 million, offset by (3) an additional reserve for fixed asset write-downs of $94,000.

         The balance of the liability (included in the accrued expenses in the accompanying balance sheets) related to the fiscal 2001 restructuring charge at August 2, 2003 was as follows:


                                   Balance at                     Non-cash      Balance at
                                   February 1,      Cash        Charges and      August 2,
(in thousands)                        2003        Payments      Adjustments        2003
                                   -----------    --------      -----------     ----------
Lease termination costs             $  4,275      $ (1,330)        $     -       $  2,945
Employee termination costs                70           (16)              -             54
Other costs                              277          (108)           (132)            37
                                   -----------    --------      -----------     ----------
                                    $  4,622      $ (1,454)        $  (132)      $  3,036
                                   -----------    --------      -----------     ----------

         The balances of non-cash inventory liquidation costs and fixed asset write-downs related to the fiscal 2001 restructuring charge at August 2, 2003 were as follows:


                                     Balance at                      Balance at
                                     February 1,       Usage/         August 2,
(in thousands)                          2003         Adjustments         2003
                                     -----------     -----------     ----------
Inventory liquation costs*            $    19         $     -          $    19
Fixed asset write-downs**             $   133         $    35          $   168


         * The balance of inventory liquidation costs of approximately $19,000 as of August 2, 2003 was recorded as a valuation allowance for merchandise inventory.

         ** The balance of fixed asset write-downs of approximately $168,000 as of August 2, 2003 was recorded as a valuation allowance for leasehold improvements and equipment.

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

         On February 14, 2003, we obtained the lender's consent to the incurrence by us of up to $10.0 million in additional indebtedness, which may be secured by a junior lien on the collateral.

         On April 10, 2003, we amended the terms of our revolving credit facility to add $7.5 million of term loans, to add financial covenants, and to amend certain reporting provisions and other terms. The term loans consist of a $6.5 million junior term note secured primarily by inventory and accounts receivable and a $1.0 million junior term note secured primarily by equipment and other assets. These notes bear interest at the rate of 14.5% per annum on the then current outstanding balance, and mature on April 10, 2004. The $6.5 million junior term note can be extended for one additional year. The financial covenant, which is related to achieving a minimum earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, is subject to testing only if the Triggering Availability, as defined, is less than $10.0 million on the last three days of each month commencing on May 3, 2003. In addition, outstanding borrowings and letters of credit cannot exceed $12.2 million under the revolving credit facility during the period from December 22 through January 7 of each fiscal year. These financial covenants will terminate at such time that the $7.5 million term loans are no longer outstanding.

         At August 2, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $17.9 million and letters of credit of $12.5 million under our revolving credit facility. In addition, based on eligible inventory and accounts receivable, we were eligible to borrow $49.8 million under our revolving credit facility and had $11.9 million available for future borrowings after giving effect for the $7.5 million availability block, as defined.

(6)      Long-Term Debt

         Our long-term debt primarily consists of Junior Subordinated Notes (the "Notes"), which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. We are prohibited from paying cash dividends on our common stock under the terms of the Notes without the consent of the note holders.

         As of August 2, 2003, the Notes had a face value of $11.3 million and a related unamortized discount of $1.4 million, resulting in a net carrying value of $9.9 million. The discount is amortized to interest expense as a non-cash charge over the term of the Notes. We made a principal payment on the Notes of $2.0 million in January 2003. Additional principal payments are scheduled on December 31, 2003 ($3.0 million), December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

(7)      Loss per Share and Comprehensive Loss

         We compute loss per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, loss per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding and potentially dilutive common equivalent shares.

         Common stock equivalent shares totaling 274,669 and 191,553 for 13 weeks and 26 weeks ended August 2, 2003, respectively, and 121,832 and 134,391 for 13 weeks and 26 weeks ended August 3, 2002, respectively, are not included in the computation of diluted loss per share because the effect would be anti-dilutive.

         Our comprehensive loss equaled our net loss for the 13 weeks and 26 weeks ended August 2, 2003 and August 3, 2002.

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

         The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 148.


                                                         (in thousands, except per share data)
                                                         -------------------------------------
                                                       13 weeks ended               26 weeks ended
                                                       --------------               --------------
                                                  August 2,      August 3,      August 2,     August 3,
                                                    2003           2002           2003          2002
                                                  ---------      ---------      ---------     ---------
Net loss before stock-based compensation,         $ (5,390)      $ (5,837)      $ (8,111)     $ (8,978)
  as reported
Stock-based compensation, using the fair              (529)          (782)        (1,126)       (1,592)
  value method, net of tax
                                                  ---------      ---------      ---------     ---------
Pro-forma net loss available to
  shareholders                                    $ (5,919)      $ (6,619)      $ (9,237)     $(10,570)
                                                  ---------      ---------      ---------     ---------

Pro-forma loss per share                          $  (0.39)      $  (0.51)      $  (0.62)     $  (0.82)


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

         The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:


                                      13 weeks ended         26 weeks ended
                                      --------------         --------------
                                  August 2,   August 3,   August 2,   August 3,
                                    2003        2002        2003        2002
                                  ---------   ---------   ---------   ---------
(i)   Expected dividend yield        0.00%       0.00%       0.00%       0.00%
(ii)  Expected volatility          103.63%     104.01%     103.66%     104.01%
(iii) Expected life                7 years     8 years     7 years     8 years
(iv)  Risk-free interest rate        4.01%       3.55%       3.96%       3.55%

(9)      Provision for Income Taxes

         Based on our estimated effective tax rate for the entire fiscal year, which is dependent on our ability to generate future taxable income and to utilize the net operating loss carryforwards, we recorded an income tax benefit of $3.3 million and $5.0 million for the 13 weeks and 26 weeks ended August 2, 2003.

(10)     Private Offering

         On March 6, 2003, we completed a private offering of 2,532,679 shares of our common stock for net proceeds of approximately $5.7 million, after deducting placement fees and other offering expenses. We used the net proceeds of this private offering for working capital purposes. In addition to the placement fees, the placement agent received warrants to purchase 75,000 shares of our common stock at an exercise price of $3.50 per share, a 30% premium over the closing price of $2.68 on March 6, 2003. These warrants will expire in March 2006.

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

         In August 2003, we received payment in full from Mr. Parks to repay the outstanding balance of his note. Based on Mr. Spatz's current financial condition, we have elected, at this time, to forbear our collection efforts regarding the amount for which he is personally liable.

(12)     Stock Options and Warrants

         As of August 2, 2003, we had outstanding options to purchase 1,316,436 shares of our common stock. Included in these outstanding stock options are 450,000 stock options granted to certain of our new senior management members as an inducement to accept employment at the time they were hired, subject to shareholder approval of an appropriate amendment to our stock option plan. In the event that such an amendment is not approved, we are nevertheless contractually obligated to grant such options, which would not be granted under our stock option plan.

         At August 2, 2003, warrants to purchase 157,690 shares of our common stock were outstanding. These warrants have exercise prices in the range of $3.50 to $19.91 (weighted average exercise price of $12.11) and expire on various dates between May 2005 and March 2006.

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

         Through August 2, 2003, we have made cash advances in the aggregate of approximately $3.1 million to the Borrower and received cash payments in the aggregate of approximately $866,000. We also received approximately $1.5 million of inventory shipments to offset the advances. The remaining balance of approximately $1.1 million was fully reserved as of August 2, 2003.

(14)     Legal Matters, Commitments and Contingencies

         On March 19, 2003, we entered into a settlement agreement with a former candidate for an executive level position who alleged that we breached an oral agreement to employ him for one year. Under the terms of the settlement agreement, we are obligated to pay $390,000, payable in 52 equal bi-weekly installments.

         In April 2003, Lynda Bray and Masis Manougian, two of our then current employees, filed a lawsuit against us entitled "Lynda Bray, Masis Manougian, etc., Plaintiffs, vs. Factory 2-U Stores, Inc., etc., Defendants", Case No. RCV071918 in the Superior Court of the State of San Bernardino (the "Bray Lawsuit"). The First Amended Complaint in the Bray Lawsuit alleges that we violated the California Labor Code, Industrial Wage Commission Orders and the California Unfair Competition Act by failing to pay wages and overtime for all hours worked, by failing to document all hours worked, by threatening to retaliate against employees who sought to participate in the settlement of the O'Hara Lawsuit and by failing to inform prospective employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of our California stores at any time after April 25, 2003. Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

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

         On May 27, 2003, we filed a lawsuit against the Borrower and the two guarantors seeking the balance due under the temporary bridge financing agreement (see Note 13).

15.      Subsequent Event

         On August 20, 2003, we sold 2,450,000 shares of common stock at $5.00 per share to accredited investors and received approximately $11.6 million in net proceeds, after deducting placement fees and other expenses. This transaction also provides for warrants to purchase 490,000 shares at the same price as the initial shares purchased exercisable until 90 days after the effective date of the registration statement filed for the resale of the initial shares. In addition to the placement fees, the placement agent received warrants to purchase 112,500 shares of our common stock at an exercise price of $6.00 per share. These warrants will expire in August 2006. Depending on the number of additional shares purchased by investors, the placement agent is entitled to receive additional fees and an additional warrant to purchase up to 22,500 shares at $6.00 per share.

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

The following factors, among others, could affect our future results, performance or achievements, causing these results to differ materially from those expressed in any of our forward-looking statements: general economic and business conditions (both nationally and in regions where we operate); trends in our business and consumer preferences, especially as may be impacted by economic weakness on consumer spending; the effect of government regulations and legislation; litigation and other claims that may be asserted against us; the effects of intense competition; changes in our business strategy or development plans, including anticipated growth strategies and capital expenditures; the challenges and costs associated with maintaining and improving technology; the costs and difficulties of attracting and retaining qualified personnel; the effects of increasing labor, utility, fuel and other operating costs; our ability to obtain adequate quantities of suitable merchandise at favorable prices and on favorable terms and conditions; the effectiveness of our operating initiatives and advertising and promotional strategies and other factors described in the Annual Report for the fiscal year ended February 1, 2003 on Form 10-K/A and in our other filings with the Securities and Exchange Commission.

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

As of August 2, 2003, we operated 242 "Factory 2-U" off-price retail stores which sell branded casual apparel for the family, as well as selected domestics and household merchandise at prices which generally are significantly lower than the prices offered by other discount chains. We had 257 stores in operation as of August 3, 2002.

During the 13-week period ended August 2, 2003, we opened one new store and closed one store. For the same period last year, we opened three new stores and closed two stores. The average numbers of stores in operation were 242 and 257 for the 13-week periods ended August 2, 2003 and August 3, 2002, respectively. In addition, we averaged 229 and 217 comparable stores for the 13 weeks ended August 2, 2003 and August 3, 2002, respectively.

During the 26-week period ended August 2, 2003, we opened two new stores and closed four stores, one of which was closed on a temporary basis for structural repairs and reopened subsequent to August 2, 2003. For the same period last year, we opened eight new stores and closed 30 stores. The average numbers of stores in operation were 243 and 260 for the 26-week periods ended August 2, 2003 and August 3, 2002, respectively. In addition, we averaged 226 and 211 comparable stores for the 26 weeks ended August 2, 2003 and August 3, 2002, respectively.

We define comparable stores as follows:

o  New stores are considered comparable after 18 months from date of opening.
o When a store relocates within the same market, it is considered comparable after 6 months of operations.
o Store expansion greater than 25% of the original store size are treated like a new store and become comparable after 18 months of operations. Store expansion less than 25% of the original store size remains in the comparable store base.

Operating results for the 13-week period ended August 2, 2003 were lower than originally anticipated as a result of lower than expected sales in July, promotional efforts during the quarter and costs associated with the start-up of our new distribution center in San Diego, California.

Operating results for the 26-week period ended August 2, 2003 were lower than originally anticipated as well. In addition to the factors we experienced in the second quarter, our lower than expected operating results for the first half of fiscal 2003 was also due to our low inventory levels for most of the first quarter and a very soft retail environment for retailers in general, particularly in apparel.

In an effort to improve our liquidity position, obtain more favorable credit terms and provide for a consistent flow of merchandise, we initiated a series of financing transactions, as well as initiated steps to accelerate the recognition of tax loss carry-back benefits. On March 6, 2003, we completed the private offering of 2,515,379 shares of our common stock for net proceeds of approximately $5.7 million, after deducting the placement fees and other offering expenses. In addition, during March of 2003, we received an $8.2 million federal tax refund as a result of utilizing tax loss carry-back benefits. On April 10, 2003, we completed a $7.5 million debt financing transaction consisting of a $6.5 million junior term note secured primarily by inventory and a $1.0 million term note secured primarily by equipment and other assets. On August 20, 2003, we sold 2,450,000 shares of common stock at $5.00 per share to accredited investors and received approximately $11.6 million in net proceeds, after deducting the placement fees and other expenses.

We continue to experience a very soft retail environment, affected by general price deflation and heavy promotion within the retail industry, particularly in apparel. This has been a very difficult environment for us, especially during the first quarter, when we experienced lower than normal inventory levels due to the tightening of credit terms from vendors and factors. Though we experienced a significant improvement in inventory levels near the end of the first quarter and started to see a very slowly recovering economy in the second quarter, excess inventories generally held by apparel retailers continues to drive aggressive pricing and a deflationary retail environment. In our second quarter, in response to a very competitive retail environment, we increased our advertising expenditures above originally planned levels and equivalent to last year. We also increased our in-store promotional efforts with weekly in-store specials.

Due to the lower than anticipated August sales results, we have lowered our third quarter's guidance for comparable store sales and operating results. Currently, we expect comparable store sales to be flat or slightly negative and an operating loss of approximately $0.07 per share.


Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, we must make estimates in the following areas:

o Inventory valuation. Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method ("RIM") on a first-in, first-out basis. Under the RIM, the valuation of inventory at cost and the resulting gross margin are calculated by applying a computed cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the RIM calculation are certain significant management judgments and estimates regarding markdowns and shrinkage, which may from time to time cause adjustments to the gross margin in the subsequent period. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of merchandise items that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise items. To minimize the potential of such distortions in the valuation of inventory from occurring, we utilize 83 sub-departments in which fairly homogeneous classes of merchandise items having similar gross margin are grouped. In addition, failure to take markdowns currently may result in an overstatement of cost under the lower of cost or market principle. As of August 2, 2003, we had an inventory valuation allowance of approximately $1.3 million, which represents our estimate of the cost in excess of the net realizable value of slow-moving inventory items. We believe that our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

o Accrued restructuring costs. We have estimated amounts for the charges and the related liabilities regarding our fiscal 2002 and fiscal 2001 restructuring initiatives including store closures, realignment of our field organization and workforce reductions in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Depending on our ability to dispose of the remaining lease obligations for the store and distribution center closures, the actual costs to complete the restructuring initiatives may be different from our estimated costs. Future restructuring efforts, if any, will be accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

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


Results of Operations

13 weeks ended August 2, 2003 compared to 13 weeks ended August 3, 2002

Net sales were $123.7 million for the 13 weeks ended August 2, 2003 compared to $128.1 million for the same period last year, a decrease of $4.4 million, or 3.5%. Comparable store sales for the 13-week period ended August 2, 2003 increased 0.1% versus a decrease of 8.7% for the same period last year. The decline in net sales was primarily due to fewer stores in operation. Though we recorded an increase of 8.9% in comparable transaction counts and an increase of 12.2% in average purchase size in units, our average unit retail price point was 21.0% lower as compared to the same period last year.

Gross profit was $38.6 million for the 13 weeks ended August 2, 2003 compared to $41.0 million for the same period last year, a decrease of $2.5 million or 6.0%. As a percentage of net sales, gross profit was 31.2% for the 13 weeks ended August 2, 2003 versus 32.0% for the same period last year. The decline in gross profit as a percentage of net sales for the 13 weeks ended August 2, 2003 from the comparable period last year was primarily due to lower initial mark-up as a result of lower retail price points and higher distribution costs associated with the start-up of our new distribution center, which opened in May 2003.

Selling and administrative expenses were $46.2 million for the 13 weeks ended August 2, 2003 compared to $50.2 million for the same period last year, a decrease of $3.9 million or 7.8%. Selling and administrative expenses decreased as a result of (1) fewer stores in operation during the current quarter, (2) reduced consulting and legal fees, and (3) a charge of $2.1 million related to a legal settlement recorded in the second quarter last year. As a percentage of net sales, selling and administrative expenses were 37.4% for the 13 weeks ended August 2, 2003 as compared to 37.5%, adjusted for the legal settlement charge, for the same period last year. The decrease in selling and administrative expenses as a percentage of net sales was due to the items mentioned above, partially offset by the loss of sales volume leverage.

Pre-opening and closing expenses were $83,000 for the 13 weeks ended August 2, 2003 compared to $266,000 for the same period last year, a decrease of $183,000 or 68.8%. The decrease in pre-opening and closing expenses was primarily due to the opening of two fewer new stores during the current quarterly period versus the same period last year.

Interest expense, net was $935,000 for the 13 weeks ended August 2, 2003 compared to $310,000 for the 13 weeks ended August 3, 2002, an increase of $625,000 or 201.6%. The increase in interest expense for the current quarter was due to increased borrowings and higher interest rates.

We recorded an income tax benefit of $3.3 million for the 13 weeks ended August 2, 2003 compared to $3.9 million for the 13 weeks ended August 3, 2002. The decrease in income tax benefit was the result of decreased pre-tax loss compared to the same period a year ago.

For the 13 weeks ended August 2, 2003, the net loss was $5.4 million as compared to $5.8 million for the 13 weeks ended August 3, 2002. The decrease in net loss was a result of factors cited above.


26 weeks ended August 2, 2003 compared to 26 weeks ended August 3, 2002

Net sales were $228.0 million for the 26 weeks ended August 2, 2003 compared to $245.0 million for the same period last year, a decrease of $17.0 million, or 7.0%. Comparable store sales for the 26-week period ended August 2, 2003 decreased 3.5% versus a decrease of 10.2% for the same period last year. The decline in net sales was due to fewer stores in operation and negative comparable store sales. Though we recorded an increase of 5.9% in comparable transaction counts and an increase of 12.6% in average purchase size in units, our average unit retail price point was 19.0% lower as compared to the same period last year.

Gross profit was $76.2 million for the 26 weeks ended August 2, 2003 compared to $82.2 million for the same period last year, a decrease of $6.0 million or 7.3%. As a percentage of net sales, gross profit was 33.4% for the 26 weeks ended August 2, 2003 versus 33.5% for the same period last year. Compared to the first six months of last year, our cumulative initial mark-up was lower by approximately 200 basis points as a result of lower retail price points, and our distribution costs were approximately 90 basis points higher due to the start-up of the new distribution center. The effect of these unfavorable variances was substantially offset by the favorable adjustment to the inventory valuation allowance that we recorded during the first quarter.

Selling and administrative expenses were $87.5 million for the 26 weeks ended August 2, 2003 compared to $95.9 million for the same period last year, a decrease of $8.4 million or 8.7%. The decrease in selling and administrative expenses was primarily a result of (1) fewer stores in operation during the current period, (2) reduced consulting and legal fees, (3) non-recurring income of $708,000 recorded in conjunction with the foreclosures of certain stock subscription notes during the first quarter, and (4) a charge of $2.1 million related to a legal settlement recorded in the second quarter last year. Excluding the non-recurring income of $708,000 and the legal settlement charge of $2.1 million, selling and administrative expenses, as a percentage of net sales, were 38.7% and 38.3% for the 26 weeks ended August 2, 2003 and August 3, 2002, respectively. The increase in selling and administrative expenses as a percentage of net sales was primarily due to the loss of sales volume leverage.

Pre-opening and closing expenses were $221,000 for the 26 weeks ended August 2, 2003 compared to $703,000 for the same period last year, a decrease of approximately $482,000 or 68.6%. The decrease in pre-opening and closing expenses was due to the opening of six fewer new stores during the current 26-week period versus the same period last year, and the start-up expenses incurred for our new distribution center.

Interest expense, net was $1.6 million for the 26 weeks ended August 2, 2003 compared to $568,000 for the 26 weeks ended August 3, 2002, an increase of $1.0 million or 176.2%. The increase in interest expense from the same period last year was primarily due to increased borrowings and higher interest rates.

We recorded an income tax benefit of $5.0 million for the 26 weeks ended August 2, 2003 compared to $6.0 million for the 26 weeks ended August 3, 2002. The decrease in income tax benefit was the result of decreased pre-tax loss compared to the same period a year ago.

For the 26 weeks ended August 2, 2003, the net loss was $8.1 million as compared to $9.0 million for the 26 weeks ended August 3, 2002. The decrease in net loss was a result of factors cited above.


Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our $50.0 million revolving credit facility, internally generated cash flow, and other financing resources. Credit terms provided by vendors and other suppliers are generally net 30 days. Amounts that may be borrowed under the revolving credit facility are based on a percentage of eligible inventory and accounts receivable, as defined.

Since February 1, 2003, we have completed a series of financing transactions designed to add liquidity and strengthen our financial position. On March 6, 2003, we completed the private offering of 2,515,379 shares of our common stock for net proceeds of approximately $5.7 million, after deducting the placement fees and other offering expenses. On April 10, 2003, we completed a $7.5 million debt financing transaction, which consists of a $6.5 million junior term note secured primarily by inventory and accounts receivable and a $1.0 million term note secured primarily by equipment and other assets. In addition, we received a federal tax refund of $8.2 million in March 2003. On August 20, 2003, we sold 2,450,000 shares of common stock at $5.00 per share to accredited investors and received approximately $11.6 million in net proceeds, after deducting the placement fees and other expenses.

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

At August 2, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $17.9 million and letters of credit of $12.5 million under our revolving credit facility. In addition, based on eligible inventory and accounts receivable, we were eligible to borrow $49.8 million under our revolving credit facility and had $11.9 million available for future borrowings after giving effect for the $7.5 million availability block, as defined.

With respect to cash flows for the 26-week period ended August 2, 2003, we used $18.5 million in operating activities, $3.2 million in investing activities and generated $24.6 million from financing activities, which resulted in a net increase in cash of $2.9 million. For the same period last year, we used $11.1 million in operating activities, $5.1 million in investing activities and generated $6.3 million from financing activities, which resulted a net decrease in cash of $9.9 million. The increase in cash used in operating activities was primarily due to replenishment of inventory. The decrease in cash used in investing activities was primarily due to fewer new store openings and completion of our new distribution center. The increase in cash generated from the financing activities was a result of borrowings against the revolving credit facility, net proceeds received from the private offering and the borrowings on the junior secured term loans.

Capital Expenditures

We anticipate capital expenditures of approximately $1.0 million for the second half of the current fiscal year ending January 31, 2004, primarily in connection with information systems replacement at our corporate office. We believe the capital expenditures will be financed from internal cash flow and borrowings under our revolving credit facility.

Store Closures and Restructuring Initiatives

As of September 10, 2003, we had closed 16 of the 23 stores identified in our Fiscal 2002 restructuring efforts, as well as completed the consolidation of our corporate overhead structure. For the remaining seven stores, we have decided to continue to operate four of these stores as a result of entering into amendments to the leases with the landlords; and we plan to close the other three stores by January 2004. In addition, we had completed the consolidation of our two former San Diego distribution centers into the new distribution facility, which is also located in San Diego, California. We estimate the cash requirement for the remainder of this current fiscal year for the Fiscal 2002 restructuring efforts will be approximately $2.5 million, which we intend to fund from our sources of cash, including the revolving credit facility.

In regards to our Fiscal 2001 restructuring efforts, we closed 24 of 28 under-performing stores in the first quarter of fiscal 2002 and the remaining four stores in January 2003. We estimate the cash requirement for the remainder of this current fiscal year for the Fiscal 2001 restructuring efforts will be approximately $828,000, which we intend to fund from our sources of cash, including the revolving credit facility.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations, as well as estimated cash requirements related to our restructuring initiatives, as of August 2, 2003. These should be read in conjunction with "Note 3 - Fiscal 2002 Restructuring Charge", "Note 4 - Fiscal 2001 Restructuring Charge", "Note 5 - Revolving Credit Facility", and "Note 6 - Long-Term Debt" in the accompanying unaudited financial statements, as well as our fiscal 2002 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.


                                                         (in thousands)
                                                         --------------
                      Revolving         Junior
                        Credit       Subordinated    Junior Secured    Operating    Restructuring
                       Facility          Notes         Term Loans        Leases       Charges*         Total
                      ---------      ------------    --------------    ---------    -------------      -----
Fiscal Year:
2003 (remaining
  6 months)            $     -        $   3,000        $     500       $  15,258     $    3,324      $  22,082
2004                         -            3,000            7,000          28,034          6,189         44,223
2005                         -            5,300                -          25,103              -         30,403
2006                    17,949                -                -          18,942              -         36,891
2007                         -                -                -          13,869              -         13,869
Thereafter                   -                -                -          44,484              -         44,484
                      --------        ---------        ---------       ---------     ----------      ---------
                       $17,949        $  11,300        $   7,500       $ 145,690     $    9,513      $ 191,952
                      --------        ---------        ---------       ---------     ----------      ---------

* Amounts reflect management's best estimate to complete store closures and other restructuring initiatives.

We believe our internal cash flow and borrowings under our revolving credit facility provide sufficient funds to service the above contractual obligations over the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our Junior Subordinated Notes, which are non-interest bearing and discounted at an annual rate of 10%. At August 2, 2003, our long-term debt had a face value of $11.3 million with a net carrying value of $9.9 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in interest rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at August 2, 2003.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

           As disclosed in our financial statements for the fiscal year ended February 1, 2003 included in our Form 10-K/A as filed with the Securities and Exchange Commission, in April 2003, Lynda Bray and Masis Manougian, two of our then current employees, filed a lawsuit against us entitled "Lynda Bray, Masis Manougian, etc., Plaintiffs, vs. Factory 2-U Stores, Inc., etc., Defendants", Case No. RCV071918 in the Superior Court of the State of San Bernardino (the "Bray Lawsuit"). The First Amended Complaint in the Bray Lawsuit alleges that we violated the California Labor Code, Industrial Wage Commission Orders and the California Unfair Competition Act by failing to pay wages and overtime for all hours worked, by failing to document all hours worked, by threatening to retaliate against employees who sought to participate in the settlement of the O'Hara Lawsuit and by failing to inform prospective employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of our California stores at any time after April 25, 2003. Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

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

           None.

Item 5.   Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit

         31.1 Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, by William R. Fields, Chief Executive Officer.

         31.2 Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, by Douglas C. Felderman, Executive Vice President and
                 Chief Financial Officer.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William R. Fields, Chief Executive Officer.

         32.2 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Douglas C. Felderman, Executive Vice President and Chief Financial Officer.

(b) Reports on Form 8-K

                  Item 5:

                  On August 13, 2003, we filed a report on Form 8-K regarding the termination of employment of the Company's former Executive Vice President and General Merchandising Manager effective August 11, 2003.

                  Item 9:

                  On August 21, 2003, we furnished a report on Form 8-K regarding the announcement of our definitive agreement with institutional investors to sell 2,450,000 shares of common stock at $5.00 per share. The full text of our press release dated August 20, 2003 was attached as exhibit to the Form 8-K.

                  Item 12:

                  On August 7, 2003, we furnished a report on Form 8-K regarding the announcement of sales for the four-week, 13-week and 26-week periods ended August 2, 2003. The full text of our press release dated August 6, 2003 was attached as exhibit to the Form 8-K.

                  On August 14, 2003, we furnished a report on Form 8-K regarding the announcement of operating results for the 13-week and 26-week periods ended August 2, 2003. The full text of our press release dated August 13, 2003 was attached as exhibit to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FACTORY 2-U STORES, INC.

Date: September 16, 2003



By:    /s/Douglas C. Felderman
       -------------------------------------------------
       Name:  Douglas C. Felderman
       Title: Executive Vice President and Chief Financial Officer
              (duly authorized officer and principal financial officer)