Form 10-Q
period 2003-11-01
FACTORY 2 U STORES INC
filed 2003-12-16
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 1, 2003
                                        ----------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

The number of shares outstanding of the registrant's common stock, as of December 12, 2003 was 17,946,882 shares.

                            FACTORY 2-U STORES, INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2003

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance  Sheets as of November 1, 2003  (Unaudited),  November 2,
         2002 (Unaudited) and February 1, 2003...............................F-1

         Statements of Operations  (Unaudited)  for the 13 and 39 weeks ended November 1, 2003 and November 2, 2002 ........................F-3

         Statements of Cash Flows (Unaudited) for the 39 weeks ended
         November 1, 2003 and November 2, 2002 ..............................F-4

         Notes to Financial Statements (Unaudited) ..........................F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........11
Item 4.  Controls and Procedures .............................................12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13
Item 2.  Changes in Securities and Use of Proceeds............................13
Item 4.  Submission of Matters to a Vote of Security Holders..................13
Item 6.  Exhibits and Reports on Form 8-K ....................................14
Signatures    ................................................................16

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements



                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                                 (in thousands)



                                        November 1,    November 2,   February 1,
                                           2003           2002          2003
                                        -----------    -----------   -----------
                                        (Unaudited)    (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents         $   5,731      $   5,922      $   3,465
      Merchandise inventory                85,207         83,461         32,171
      Accounts receivable, net                481          2,613            884
      Income taxes receivable                   -          7,820          8,200
      Prepaid expenses                      6,622          6,109          5,436
      Deferred income taxes                 9,753          3,553          9,732
                                        -----------    -----------    ----------
             Total current assets         107,794        109,478         59,888

      Leasehold improvements and
        equipment, net                     22,691         34,856         28,602
      Deferred income taxes                17,656          7,182         10,750
      Other assets                            781            985            963
      Goodwill                             26,301         26,301         26,301
                                        -----------    -----------    ----------

             Total assets               $ 175,223      $ 178,802      $ 126,504
                                        ===========    ===========    ==========




   The accompanying notes are an integral part of these financial statements.


                                   (continued)



                            FACTORY 2-U STORES, INC.
                                 Balance Sheets
                                 (in thousands)
                                   (continued)


                                        November 1,    November 2,   February 1,
                                           2003           2002          2003
                                        -----------    -----------   -----------
                                        (Unaudited)    (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term
        debts                           $    3,035     $    2,000     $   3,000
      Junior secured term loans              7,500              -             -
      Accounts payable                      54,180         42,047        27,961
      Taxes payable                          4,859          3,234         5,840
      Accrued expenses and other
        liabilities                         23,117         26,322        27,831
                                        -----------    -----------    ----------
             Total current liabilities      92,691         73,603        64,632

Revolving credit facility                   17,751         30,046         6,300
Long-term debts                              7,280          9,181         6,445
Accrued restructuring charges                4,749          3,578         1,747
Deferred rent                                2,974          3,291         3,061
                                        -----------    -----------    ----------
             Total liabilities             125,445        119,699        82,185
                                        -----------    -----------    ----------


Stockholders' equity:
      Common stock, $0.01 par value;
        35,000 shares authorized and
        18,146 shares, 12,970 shares
        and 13,476 shares issued and
        outstanding, respectively              181            130           135
      Stock subscription notes receivable        -         (2,149)       (1,116)
      Additional paid-in capital           137,932        122,323       122,516
      Accumulated deficit                  (88,335)       (61,201)      (77,216)
                                        -----------    -----------    ----------
             Total stockholders' equity     49,778         59,103        44,319
                                        -----------    -----------    ----------

             Total liabilities and
                stockholders' equity    $  175,223     $  178,802     $ 126,504
                                        ===========    ===========    ==========


   The accompanying notes are an integral part of these financial statements.


                            FACTORY 2-U STORES, INC.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                                                     13 Weeks Ended                  39 Weeks Ended
                                                     --------------                  --------------
                                                November 1,   November 2,       November 1,   November 2,
                                                   2003          2002              2003          2002
                                                -----------   -----------       -----------   -----------

Net sales                                       $  121,925    $  134,506        $  349,931    $  379,545
Cost of sales                                       80,269        89,854           232,071       252,706
                                                -----------   -----------       -----------   -----------
    Gross profit                                    41,656        44,652           117,860       126,839

Selling and administrative expenses                 45,579        49,057           133,082       144,936
Pre-opening and closing expenses                         -           366               221         1,069
                                                -----------   -----------       -----------   -----------
        Operating loss                              (3,923)       (4,771)          (15,443)      (19,166)

Interest expense, net                                  928           515             2,497         1,083
                                                -----------   -----------       -----------   -----------
Loss before income taxes                            (4,851)       (5,286)          (17,940)      (20,249)

Income tax benefit                                  (1,843)       (1,770)           (6,821)       (7,755)

Net loss                                        $   (3,008)   $   (3,516)       $  (11,119)   $  (12,494)
                                                ===========   ===========       ===========   ===========

Loss per share
  Basic                                         $    (0.17)   $    (0.27)       $    (0.71)   $     (0.97)
  Diluted                                       $    (0.17)   $    (0.27)       $    (0.71)   $     (0.97)

Weighted average common shares outstanding
  Basic                                             17,237        12,970            15,688          12,943
  Diluted                                           17,237        12,970            15,688          12,943





   The accompanying notes are an integral part of these financial statements.


                            FACTORY 2-U STORES, INC.
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                          39 Weeks Ended
                                                          --------------
                                                  November 1,        November 2,
                                                     2003               2002
                                                  -----------        -----------
Cash flows from operating activities
  Net loss                                        $  (11,119)        $  (12,494)
  Adjustments to reconcile net loss to
    net cash used in operating activities
     Depreciation and amortization                    10,079             11,424
     Loss on disposal of equipment                        19                 48
     Deferred income tax                              (6,821)                 -
     Deferred rent                                       (63)              (330)
     Stock subscription notes receivable
       valuation adjustment                             (708)                 -
     Issuance of common stock to board
       members as compensation                            12                 36
     Changes in operating assets and liabilities
       Merchandise inventory                         (53,036)           (28,601)
       Income tax receivable                           8,200             (7,820)
       Prepaid expenses and other assets                (585)             1,183
       Advances to vendor                                (51)            (3,314)
       Repayments from vendor                             86              1,834
       Accounts payable                               26,219              5,775
       Accrued expenses and other liabilities         (2,180)            (2,044)
                                                  -----------        -----------
Net cash used in operating activities                (29,948)           (34,303)

Cash flows from investing activities
  Purchases of leasehold improvements and equipment   (3,493)            (8,065)
                                                  -----------        -----------
Net cash used in investing activities                 (3,493)            (8,065)

Cash flows from financing activities
  Borrowings on revolving credit facility            111,076             74,421
  Payments on revolving credit facility              (99,625)           (44,375)
  Payments on long-term debt and capital lease
    obligations                                          (14)               (19)
  Proceeds from debt financing                         7,500                  -
  Payment of deferred debt issuance costs               (442)              (121)
  Proceeds from issuance of common stock, net         17,069                  -
  Proceeds from exercise of stock options                  -                918
  Payments of stock subscription notes receivable        143                 76
                                                  -----------        -----------
Net cash provided by financing activities             35,707             30,900

Net increase (decrease) in cash                        2,266            (11,468)
Cash at the beginning of the period                    3,465             17,390
                                                  -----------        -----------
Cash at the end of the period                     $    5,731         $    5,922
                                                  ===========        ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                      $    1,287         $      377
    Income taxes                                  $       94         $    1,323

Supplemental disclosure of non-cash investing and
  financing activities
    Acquisition of equipment under notes payable  $      151         $        -
    Foreclosure of collateral on stock
      subscription notes receivable               $    1,681         $        -



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

         We believe that the unaudited financial statements as of and for the 13 weeks and 39 weeks ended November 1, 2003 and November 2, 2002 reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

         Certain prior period amounts have been reclassified to conform their presentation to the current period's financial statements.

(2)      Recent Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board (the "FASB") issued FIN 46 - "Consolidation of Variable Interest Entities." FIN 46
         clarifies the application of Accounting Research Bulletin No. 51 - Consolidated Financial Statements to those entities defined as "Variable Interest Entities" (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a "controlling financial interest" or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003, and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

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

         As of December 12, 2003, we closed 16 of these 23 stores and terminated the lease obligations of 13 of these closed stores. Of the remaining seven stores, we have decided to continue to operate four of these stores as a result of certain landlord concessions; and we plan to close the other three stores by March 2004. In addition, we have completed the consolidation of our two former San Diego distribution centers into one new distribution center, which is also located in San Diego, California. We are currently seeking disposition of the leases for these two former San Diego distribution facilities, as well as our distribution facility in Lewisville, Texas.

         The balance of the liability ($2.7 million was included in "Accrued expenses and other liabilities" and $3.0 million was included in "Accrued restructuring charges" in the accompanying balance sheets) related to this fiscal 2002 restructuring charge at November 1, 2003 was as follows:



                                Balance at                           Balance at
                                February 1,    Cash      Non-cash    November 1,
(in thousands)                    2003       Payments     Charges       2003
                                -----------  --------    --------    -----------
Lease termination costs*        $ 6,548      $(2,290)     $ 588        $ 4,846
Employee termination costs          908         (562)      (115)           231
Other costs                         786         (260)       115            641
                                -------      --------     ------       --------
                                $ 8,242      $(3,112)     $ 588        $ 5,718
                                =======      ========     ======       ========

* The non-cash charge portion consists primarily of the write-off of deferred rent.


         The balances of non-cash inventory liquidation costs and fixed asset write-downs related to this fiscal 2002 restructuring charge at November 1, 2003 were as follows:


                                         Balance at                  Balance at
                                         February 1,     Usage/      November 1,
        (in thousands)                      2003      Adjustments       2003
                                         -----------  -----------    -----------
        Inventory liquidation costs*     $   517      $  (103)        $   414
        Fixed asset write-downs**        $ 3,652      $  (656)        $ 2,996



         * The balance of inventory liquidation costs of approximately $414,000 as of November 1, 2003 was recorded as a valuation allowance for merchandise inventory.

         ** The balance of fixed asset write-downs of approximately $3.0 million as of November 1, 2003 was recorded as a valuation allowance for leasehold improvements and equipment.

         We continually monitor and evaluate the adequacy of this reserve and, as new facts become available, will adjust this reserve as needed.

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

         We closed 24 of these 28 stores during the first quarter of fiscal 2002 and the remaining four stores in January 2003. As of December 12, 2003, we had terminated the lease obligations of 23 of these closed stores. In light of the favorable experience related to the costs of closing these stores, we recorded a non-cash adjustment to reduce the reserve for the fiscal 2001 restructuring initiatives by approximately $5.0 million during the fourth quarter of fiscal 2002. The adjustment included (1) reduction of reserve for lease termination costs by $3.8 million, (2) reduction of reserve for inventory liquidation costs by $1.3 million, offset by (3) an additional reserve for fixed asset write-downs of $94,000.

         The balance of the liability ($884,000 was included in "Accrued expenses and other liabilities" and $1.7 million was included in "Accrued restructuring charges" in the accompanying balance sheets) related to this fiscal 2001 restructuring charge at November 1, 2003 was as follows:

                               Balance at               Non-cash    Balance at
                               February 1,    Cash    Charges and   November 1,
(in thousands)                    2003      Payments  Adjustments      2003
                               -----------  --------  -----------  ------------
Lease termination costs        $ 4,275      $ (1,765)    $    -       $ 2,510
Employee termination costs          70           (16)       (54)            -
Other costs                        277          (127)       (78)           72
                               -----------  --------- -----------  -------------
                               $ 4,622      $ (1,908)    $ (132)      $ 2,582
                               ===========  ========= ===========  =============

         The balances of non-cash inventory liquidation costs and fixed asset write-downs related to this fiscal 2001 restructuring charge at November 1, 2003 were as follows:

                                          Balance at                 Balance at
                                          February 1,     Usage/     November 1,
        (in thousands)                       2003       Adjustments     2003
                                          -----------  -----------   -----------
        Inventory liquidation costs*      $    19        $   -        $     19
        Fixed asset write-downs**         $   133        $  35        $    168


         * The balance of inventory liquidation costs of approximately $19,000 as of November 1, 2003 was recorded as a valuation allowance for merchandise inventory.

         ** The balance of fixed asset write-downs of approximately $168,000 as of November 1, 2003 was recorded as a valuation allowance for leasehold improvements and equipment.

         We continually monitor and evaluate the adequacy of this reserve and, as new facts become available, adjust this reserve as needed.


 (5)     Revolving Credit Facility

         On March 3, 2000, we entered into a $50.0 million revolving credit facility agreement (the "Financing Agreement") with a financial institution. Under the Financing Agreement, we may borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The revolving credit facility provides for a $7.5 million availability block against our availability calculation, as defined. The Financing Agreement also includes a $15.0 million sub-facility for letters of credit. Under the terms of the revolving credit facility, the interest rate may increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 1.0 % and LIBOR borrowings from LIBOR plus 1.5% to LIBOR plus 3.0%. The Financing Agreement expires on March 3, 2006. We are obligated to pay fees equal to 0.125% per annum on the unused amount of the credit facility. We are contractually prohibited from paying cash dividends on our common stock under the terms of the Financing Agreement without the consent of the lender. As amended on April 10, 2003, the credit facility is secured by a first lien on all company assets excluding furniture, fixtures, machinery and equipment.

         On February 14, 2003, we obtained the lender's consent to the incurrence by us of up to $10.0 million in additional indebtedness, which may be secured by a junior lien on the Collateral, as defined.

         On April 10, 2003, we amended the terms of our Financing Agreement (the "Amended and Restated Financing Agreement") to add $7.5 million of term loans, to add financial covenants, and to amend certain reporting provisions and other terms. The term loans consist of a $6.5 million junior term note secured by all company assets excluding furniture, fixtures, machinery and equipment and a $1.0 million junior term note secured by furniture, fixtures, machinery and equipment. These notes bear interest at the rate of 14.5% per annum on the then current outstanding balance, and mature on April 10, 2004. The $6.5 million junior term note can be extended for an additional term of twelve months, provided we are in compliance with certain financial conditions and requirements, as specified in the Amended and Restated Financing Agreement. The financial covenant, which is related to achieving a minimum earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, is subject to testing only if the Triggering Availability, as defined, is less than $10.0 million on the last three days of each fiscal month commencing on May 3, 2003. In addition, during the period from December 22 through January 5 of each fiscal year, there shall be no outstanding direct borrowings and letters of credit cannot exceed $12.2 million. These two financial covenants will terminate at such time that the $7.5 million term loans are no longer outstanding.

         At November 1, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $17.8 million and letters of credit of $12.1 million under our revolving credit facility. In addition, based on eligible inventory and accounts receivable, we were eligible to borrow $49.7 million under our revolving credit facility and had $12.3 million available for future borrowings after deducting the $7.5 million availability block.

(6)      Long-Term Debts

         Our long-term debts primarily consist of Junior Subordinated Notes (the "Notes"), which are non-interest bearing and are reflected on our balance sheets at the present value using a discount rate of 10%. We are prohibited from paying cash dividends on our common stock under the terms of the Notes without the consent of the Notes holders.

         As of November 1, 2003, the Notes had a face value of $11.3 million and a related unamortized discount of $1.2 million, resulting in a net carrying value of $10.1 million. The discount is amortized to interest expense as a non-cash charge over the term of the Notes. We made a principal payment on the Notes of $2.0 million in January 2003. Additional principal payments are scheduled on December 31, 2003 ($3.0 million), December 31, 2004 ($3.0 million) and a final payment on May 28, 2005 ($5.3 million).

         We are currently in negotiations with the holders of the Notes to restructure the terms of the Notes. In the event that a scheduled principal payment is not made when due, we are permitted to make such payment within three months from the due date, provided that we pay interest at ten percent per annum on the outstanding balance of the Notes.

(7)      Loss per Share and Comprehensive Loss

         We compute loss per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, earnings/loss per share is computed based on the weighted average shares outstanding. Diluted earnings/loss per share is computed based on the weighted average shares outstanding and potentially dilutive common equivalent shares.

         Common stock equivalent shares totaling 195,357 and 192,822 for 13 weeks and 39 weeks ended November 1, 2003, respectively, and 0 and 92,783 for 13 weeks and 39 weeks ended November 2, 2002, respectively, are not included in the computation of diluted loss per share because the effect would be anti-dilutive.

         Our comprehensive loss equaled our net loss for the 13 weeks and 39 weeks ended November 1, 2003 and November 2, 2002.

 (8)     Stock-based Compensation

         We have elected under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to continue using the intrinsic value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation expense is recognized only in the event that the exercise price of options granted is less than the market price of the underlying stock on the date of grant. The fair value method generally requires entities to recognize compensation expense over the vesting period of options based on the estimated fair value of the options granted. We have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

         The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 148.


                                                           (in thousands, except per share data)
                                                        13 weeks ended                39 weeks ended
                                                        --------------                --------------
                                                  November 1,   November 2,     November 1,   November 2,
                                                     2003          2002            2003          2002
                                                  -----------   -----------     -----------   -----------
Net loss before stock-based compensation,         $  (3,008)    $  (3,516)      $  (11,119)   $  (12,494)
   as reported
Stock-based compensation, using the fair               (474)         (786)          (1,537)       (2,377)
   value method, net of tax
                                                  -----------   -----------     -----------   -----------
Pro-forma net loss                                $  (3,482)    $  (4,302)      $  (12,656)   $  (14,871)
                                                  -----------   -----------     -----------   -----------
Pro-forma net loss per share                      $   (0.20)    $   (0.33)      $    (0.81)   $    (1.15)

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

         The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          13 weeks ended              39 weeks ended
                                          --------------              --------------
                                     November 1,  November 2,    November 1,    November 2,
                                        2003         2002           2003           2002
                                     -----------  -----------    -----------    -----------
    (i)    Expected dividend yield      0.00%        0.00%          0.00%          0.00%
    (ii)   Expected volatility        103.53%      104.01%        103.61%        104.01%
    (iii)  Expected life              7 years      8 years        7 years        8 years
    (iv)   Risk-free interest rate      3.80%        3.55%          3.75%          3.55%

(9)      Provision for Income Taxes

         Based on our estimated effective tax rate for the entire fiscal year, which is dependent on our ability to generate future taxable income and to utilize the net operating loss carryforwards, we recorded an income tax benefit of $1.8 million and $6.8 million for the 13 weeks and 39 weeks ended November 1, 2003, respectively.

(10)     Private Offerings

         On March 6, 2003, we completed a private offering of 2,515,379 shares of our common stock for net proceeds of approximately $5.7 million, after deducting placement fees and other offering expenses. In addition to the placement fees, the placement agent received warrants to purchase 75,000 shares of our common stock at an exercise price of $3.50 per share, a 30% premium over the closing price of $2.68 on March 6, 2003. These warrants will expire in March 2006.

         On August 20, 2003, we completed another private offering of 2,450,000 shares of our common stock for net proceeds of approximately $11.4 million, after deducting placement fees and other offering expenses. This transaction also provides for warrants to purchase 490,000 shares at the same price as the initial shares purchased, exercisable until December 23, 2003. In addition to the placement fees, the placement agent received warrants to purchase 112,500 shares of our common stock at an exercise price of $6.00 per share, a 7% premium over the closing price of $5.62 on August 20, 2003. These warrants will expire in August 2006. Depending on the number of additional shares purchased by investors, the placement agent is entitled to receive additional fees and an additional warrant to purchase up to 22,500 shares at $6.00 per share.

         We used the net proceeds of these two private offerings primarily for working capital purposes.

(11)     Stock Subscription Notes Receivable

         As of February 1, 2003, the outstanding stock subscription notes receivable balance was $1.1 million, net of a valuation allowance. All outstanding stock subscription notes receivable, which were secured by the underlying common stock of the Company, at that time were either due from current or former members of management with a five-year term and had maturity dates ranging from April 29, 2003 to July 29, 2003 and an interest rate of 8.0% per annum.

         On March 21, 2003, two stock subscription notes in the principal amount of $92,642 and $50,000, respectively, plus accrued interest were paid in full by current members of management.

         On April 29, 2003, the remaining stock subscription notes matured and we foreclosed on the shares of our common stock that served as collateral as of the close of business. The principal and accrued interest on the note due from Michael M. Searles, our former President and Chief Executive Officer, was $1,458,608 and the collateral's market value on April 29, 2003 was $1,198,750, resulting in a deficiency of $259,858, for which Mr. Searles was not personally liable under the terms of the note. In addition, the principal and accrued interest on two notes due from Jonathan W. Spatz, our former Chief Financial Officer, were $688,197 and the collateral's market value on April 29, 2003 was $376,744, resulting in a deficiency of $311,453, for which Mr. Spatz is personally liable for $136,614 of the deficiency under the terms of his notes. Additionally, on April 29, 2003, the principal and accrued interest on the notes due from Tracy W. Parks, our former Chief Operating Officer, was $117,042 and the collateral had a market value of $82,197, resulting in a deficiency of $34,845, for which he is personally liable under the terms of his notes.

         In conjunction with the foreclosures as discussed above, we recorded income of approximately $708,000 to adjust the valuation allowance established as of February 1, 2003 as a result of the increase in the market value of our common stock on April 29, 2003 as compared to February 1, 2003.

         In August 2003, we received payment in full from Mr. Parks to repay the outstanding principal balance of his note plus interest. Based on Mr. Spatz's current financial condition, we have elected, at this time, to forbear our collection efforts regarding the amount for which he is personally liable. The amount of $136,614 plus accrued interest was fully reserved as of November 1, 2003.

(12)     Stock Options and Warrants

         As of November 1, 2003, we had outstanding options to purchase 1,533,224 shares of our common stock.

         At November 1, 2003, warrants to purchase 760,190 shares of our common stock were outstanding. These warrants have exercise prices in the range of $3.50 to $19.91 (weighted average exercise price of $6.62) and expire on various dates between December 2003 and August 2006.

(13)     Note Receivable

         In July 2002, we entered into a temporary bridge financing agreement (the "Agreement") with one of our trade vendors (the "Borrower") in which we, subject to the terms and conditions of the Agreement, agreed to provide a $4.0 million revolving line of credit facility to the Borrower. Advances made to the Borrower under this Agreement are secured by the Borrower's accounts receivable, inventory, personal property and other assets including cash. Borrowings under this facility were also secured by personal guarantees from the principals of the Borrower. This Agreement expired on October 11, 2002.

         Through May 27, 2003, we made cash advances in the aggregate of approximately $3.1 million to the Borrower and received cash payments in the aggregate of approximately $811,000. We also received approximately $1.5 million of inventory from the Borrower to partially offset the advances. On this date, we filed a lawsuit against the Borrower and the two guarantors seeking the remaining balance plus interest of approximately $1.1 million due under the Agreement. As of November 1, 2003, this amount was fully reserved.

         On September 17, 2003, we entered into a settlement agreement with the Borrower in which the Borrower agreed to make payments in the amount of $500,000 with interest at the rate of 7.5% per annum as full payment for the balance due under the Agreement. The first payment of $50,000 under this settlement agreement was due on September 30, 2003 and through December 12, 2003 we have received $32,000. As a result of this default, under the settlement agreement, we reserve the right to reinstate the original amount due under the Agreement.

(14)     Legal Matters, Commitments and Contingencies

         On March 19, 2003, we entered into a settlement agreement with a former candidate for an executive level position who alleged that we breached an oral agreement to employ him for one year. Under the terms of the settlement agreement, we are obligated to pay $390,000, payable in 52 equal bi-weekly installments.

         In April 2003, Lynda Bray and Masis Manougian, two of our then current employees, filed a lawsuit against us entitled "Lynda Bray, Masis
         Manougian, etc., Plaintiffs, vs. Factory 2-U Stores, Inc., etc., Defendants", Case No. RCV071918 in the Superior Court of the State of California for the County of San Bernardino (the "Bray Lawsuit"). The First Amended Complaint in the Bray Lawsuit alleges that we violated the California Labor Code, Industrial Wage Commission Orders and the California Unfair Competition Act by failing to pay wages and overtime for all hours worked, by failing to document all hours worked, by threatening to retaliate against employees who sought to participate in the settlement of the O'Hara Lawsuit and by failing to inform prospective employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of our California stores at any time after April 25, 2003. Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

         Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Bray Lawsuit and we are vigorously defending against it.

         In November 2003, Virginia Camarena, a current employee in one of our California stores, filed a lawsuit against us entitled "Virginia Camarena, Plaintiff, vs. Factory 2 U Stores, etc., Defendants", Case No. BC305173 in the Superior Court of the State of California for the County of Los Angeles - Central District (the "Camarena Lawsuit"). The plaintiff alleges that we violated the California Wage for Unpaid Wages and Overtime Wages, California Labor Code, California Business and Profession Code and the Fair Labor Standards Act by failing to pay her wages and overtime for all hours worked, by failing to provide her with statements showing the proper amount of hours worked, wrongfully converting the property of plaintiff by failing to pay overtime wages owed on the next payday after they were earned. Plaintiff purports to bring this as a class action on behalf of all persons who were employed in one of our California stores or outside the state of California. Plaintiffs seek compensatory, punitive and liquidated damages, restitution, interest, penalties and attorneys' fees. In December 2003, we filed an answer to the complaint and filed pleadings to remove the Camarena Lawsuit to the United States District Court for the Central District of California.

         Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Camarena Lawsuit and we are vigorously defending against it.

         We are at all times subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of our management, based in part on the assessment of legal counsel, the ultimate disposition of these current matters will not have a material adverse effect on our financial position or results of operations.

(15)     Subsequent Event

         On December 10, 2003, William R. Fields resigned as Chief Executive Officer, Chairman and a Director of the company, effective immediately, to pursue retirement.

         In his place, our Board of Directors established an Executive Committee to manage the day-to-day business affairs and appointed Norman G. Plotkin to hold the position of interim Chief Executive Officer. In addition to Mr. Plotkin, the Executive Committee consists of Douglas C. Felderman, Executive Vice President and Chief Financial Officer; A.J. Nepa, Executive Vice President and General Merchandise Manager; and Melvin C. Redman, Executive Vice President-Operations and Distribution.

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectation concerning future results and events. These forward-looking statements generally may be identified by the use of phrases such as "believe", "expect", `estimate", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The  following  factors,   among  others,   could  affect  our  future  results,
performance or achievements, causing these results to differ materially from those expressed in any of our forward-looking statements: general economic and business conditions (both nationally and in regions where we operate); trends in our business and consumer preferences, especially as may be impacted by economic weakness on consumer spending; the effect of government regulations and legislation; litigation and other claims that may be asserted against us; the effects of intense competition; our ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business; the challenges and costs associated with maintaining and improving technology; the costs and difficulties of attracting and retaining qualified personnel; the effects of increasing labor, utility, fuel and other operating costs; our ability to obtain adequate quantities of suitable merchandise at favorable prices and on favorable terms and conditions; our ability to maintain adequate liquidity; the effectiveness of our operating initiatives and advertising and promotional strategies and other factors described in the Annual Report for the fiscal year ended February 1, 2003 on Form 10-K/A and in our other filings with the Securities and Exchange Commission.

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

As of November 1, 2003, we operated 243 "Factory 2-U" off-price retail stores which sell branded casual apparel for the family, as well as selected domestics and household merchandise at prices which generally are significantly lower than the prices offered by other discount chains. We had 261 stores in operation as of November 2, 2002.

During the 13-week period ended November 1, 2003, we did not open or close any stores. For the same period last year, we opened four new stores. The average number of stores in operation were 243 and 258 for the 13-week periods ended November 1, 2003 and November 2, 2002, respectively. In addition, we averaged 230 and 221 comparable stores for the 13 weeks ended November 1, 2003 and November 2, 2002, respectively.

During the 39-week period ended November 1, 2003, we opened two new stores and closed three stores. For the same period last year, we opened 12 new stores and closed 30 stores. The average number of stores in operation were 243 and 260 for the 39-week periods ended November 1, 2003 and November 2, 2002, respectively. In addition, we averaged 227 and 214 comparable stores for the 39 weeks ended November 1, 2003 and November 2, 2002, respectively.

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

Operating results for the 13-week period ended November 1, 2003 were lower than originally anticipated primarily due to a weak back-to-school sale season in August, unseasonably warmer weather in a number of our markets and the combined effect of the wildfires and labor strikes in the southern California region in October. The unfavorable sales impact on operating results was slightly offset by lower than anticipated markdown volume and distribution costs during the quarter.

Operating results for the 39-week period ended November 1, 2003 were lower than originally anticipated as well. In addition to the factors we experienced in the third quarter, our lower than expected operating results for the first nine months of fiscal 2003 were due to low inventory levels for most of the first quarter and a very soft retail environment for retailers in general, particularly in apparel. Also contributing to the lower than expected operating results were increased in-store promotional costs and start-up costs associated with our new distribution center in San Diego, California during the second quarter.

In an effort to improve our liquidity, obtain more favorable credit terms and provide for a consistent flow of merchandise, we initiated a series of financing transactions, and took steps to accelerate the receipt of refunds related to tax loss carry-back benefits. On March 6, 2003, we completed the private offering of 2,515,379 shares of our common stock for net proceeds of approximately $5.7 million, after deducting the placement fees and other offering expenses. In addition, during March of 2003, we received an $8.2 million federal tax refund as a result of utilizing tax loss carry-back benefits. On April 10, 2003, we completed a $7.5 million debt financing transaction consisting of a $6.5 million junior term note and a $1.0 million term note. On August 20, 2003, we completed a private offering of 2,450,000 shares of our common stock for net proceeds of approximately $11.4 million, after deducting the placement fees and other offering expenses. We continue to experience a very soft retail environment, affected by general price deflation and heavy promotion within the retail industry, particularly in apparel. This has been a very difficult environment for us, especially during the first quarter, when we experienced lower than normal inventory levels due to the tightening of credit terms from vendors and the credit community. Though we experienced a significant improvement in inventory levels near the end of the first quarter, the soft economy continues to drive aggressive pricing and a deflationary retail environment. In our second quarter, in response to a very competitive retail environment, we increased our advertising expenditures above originally planned levels and equivalent to last year. We also increased our in-store promotional efforts with weekly in-store specials. During our third quarter, we continued to experience a soft retail environment, particularly in fashion oriented apparel. As we look forward to the remainder of the year, we anticipate a competitive retail environment will continue as a result of heavy discounting during the holiday season and soft consumer demand for apparel. In the event that we do not meet our current financial expectations for the fourth quarter as disclosed in our press release dated November 12, 2003, which was furnished on Form 8-K, we may experience a tightening of credit terms from our vendors and/or credit community, encounter a disruption of inventory flow of our spring and summer merchandise and not be able to satisfy our current debt obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, we must make estimates in the following areas:

o Inventory valuation. Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method ("RIM") on a first-in, first-out basis. Under the RIM, the valuation of inventory at cost and the resulting gross margin are calculated by applying a computed cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the RIM calculation are certain significant management judgments and estimates regarding markdowns and shrinkage, which may from time to time cause adjustments to the gross margin in the subsequent period. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of merchandise items that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise items. To minimize the potential of such distortions in the valuation of inventory from occurring, we utilize 83 sub-departments in which fairly homogeneous classes of merchandise items having similar gross margin are grouped. In addition, failure to take markdowns currently may result in an overstatement of cost under the lower of cost or market principle. As of
     November  1,  2003,   we  had  an  inventory   valuation   allowance  of
     approximately $1.3 million, which represents our estimate of the cost in excess of the net realizable value of slow-moving inventory items. We believe that our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

o Accrued restructuring costs. We have estimated amounts for the charges and the related liabilities regarding our fiscal 2002 and fiscal 2001 restructuring initiatives including store closures, realignment of our field organization and workforce reductions in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Depending on our ability to dispose of the remaining lease obligations for the store and distribution center closures, the actual costs to complete the restructuring initiatives may be different from our estimated costs. Future restructuring efforts, if any, will be accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." We continuously monitor and evaluate the adequacy of our reserves for restructuring charges and, as new facts become available, will adjust these reserves as needed.

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

o Workers' compensation accrual. At the beginning of fiscal 2001, we transitioned to a partially self-insured workers' compensation program. The program for the policy year ended January 31, 2002 had both a specific and aggregate stop loss amount of $250,000 and $3.2 million, respectively. The program for the policy year ended January 31, 2003 and policy year ending January 31, 2004 has a specific stop loss amount of $250,000 with no aggregate stop loss limit. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with current available information and insurance industry statistics, the ultimate expected losses for the policy years ended January

     31, 2003 and 2002 were estimated to be approximately $3.4 million and $3.7 million ($3.2 million aggregate stop loss), respectively. We are currently in the process of performing an actuarial analysis to project the ultimate expected losses for the policy year ending January 31, 2004. Our estimate is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, with no explicit provision for adverse fluctuation from year to year and is subject to inherent variability. This variability may lead to ultimate payments being either greater or less than the amounts presented above.

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

Results of Operations

13 weeks ended November 1, 2003 compared to 13 weeks ended November 2, 2002

Net sales were $121.9 million for the 13 weeks ended November 1, 2003 compared to $134.5 million for the same period last year, a decrease of $12.6 million, or 9.4%. Comparable store sales for the 13-week period ended November 1, 2003 decreased 6.9% versus a decrease of 5.6% for the same period last year. The decline in net sales was primarily due to fewer stores in operation and negative comparable store sales. Though we recorded an increase of 4.3% in comparable transaction counts and an increase of 13.1% in comparable average purchase size in units, our comparable average unit retail price point was 21.1% lower as compared to the same period last year.

Gross profit was $41.7 million for the 13 weeks ended November 1, 2003 compared to $44.7 million for the same period last year, a decrease of $3.0 million or 6.7%. As a percentage of net sales, gross profit was 34.2% for the 13 weeks ended November 1, 2003 versus 33.2% for the same period last year. The improvement in gross profit as a percentage of net sales for the 13 weeks ended November 1, 2003 from the comparable period last year was primarily due to lower markdown volume and lower distribution costs, partially offset by lower initial mark-up as a result of lower retail price points.

Selling and administrative expenses were $45.6 million for the 13 weeks ended November 1, 2003 compared to $49.1 million for the same period last year, a decrease of $3.5 million or 7.1%. Selling and administrative expenses decreased as a result of (1) reduced variable costs due to lower sales volume (2) fewer stores in operation during the current quarter, (3) reduced consulting and legal fees, and (4) lower advertising spending. As a percentage of net sales, selling and administrative expenses were 37.4% for the 13 weeks ended November 1, 2003 as compared to 36.5%, for the same period last year. The increase in selling and administrative expenses as a percentage of net sales was due to the loss of sales volume.

We did not record any pre-opening and closing expenses for the 13 weeks ended November 1, 2003 compared to $366,000 for the same period last year. The decrease in pre-opening and closing expenses was due to no store openings during the current quarter versus four new store openings in the same period last year.

Interest expense, net was $928,000 for the 13 weeks ended November 1, 2003 compared to $515,000 for the 13 weeks ended November 2, 2002, an increase of $413,000 or 80.2%. The increase in interest expense for the current quarter was due to higher interest rates.

We recorded an income tax benefit of $1.8 million for both the 13 weeks ended November 1, 2003 and the 13 weeks ended November 2, 2002.

For the 13 weeks ended November 1, 2003, the net loss was $3.0 million as compared to $3.5 million for the 13 weeks ended November 2, 2002. The decrease in net loss was a result of the factors cited above.

39 weeks ended November 1, 2003 compared to 39 weeks ended November 2, 2002

Net sales were $349.9 million for the 39 weeks ended November 1, 2003 compared to $379.5 million for the same period last year, a decrease of $29.6 million, or 7.8%. Comparable store sales for the 39-week period ended November 1, 2003 decreased 4.7% versus a decrease of 8.5% for the same period last year. The decline in net sales was due to fewer stores in operation and negative comparable store sales. Though we recorded an increase of 5.4% in comparable transaction counts and an increase of 12.8% in comparable average purchase size in units, our comparable average unit retail price point was 19.8% lower as compared to the same period last year.

Gross profit was $117.9 million for the 39 weeks ended November 1, 2003 compared to $126.8 million for the same period last year, a decrease of $9.0 million or 7.1%. As a percentage of net sales, gross profit was 33.7% for the 39 weeks ended November 1, 2003 versus 33.4% for the same period last year. Compared to the nine-month period last year, our initial mark-up was lower by approximately 220 basis points as a result of lower retail price points, and our distribution costs were approximately 40 basis points higher due to the start-up of our new distribution center in San Diego, California. The effect of these unfavorable variances was partially offset by the favorable adjustment recorded in the first quarter to the inventory valuation allowance established at our prior fiscal year end, and lower markdowns during the year.

Selling and administrative expenses were $133.1 million for the 39 weeks ended November 1, 2003 compared to $144.9 million for the same period last year, a decrease of $11.9 million or 8.2%. The decrease in selling and administrative expenses was primarily a result of (1) reduced variable costs due to lower sales volume, (2) fewer stores in operation during the current period, (3) reduced consulting and legal fees, (4) non-recurring income of $708,000 recorded during the first quarter related to an adjustment to the stock subscription notes receivable valuation allowance as discussed at Note 11 in the Notes to Financial Statements, and (5) a charge of $2.1 million related to a legal settlement recorded in the second quarter of last year. Excluding the non-recurring income of $708,000 and the legal settlement charge of $2.1 million, selling and administrative expenses, as a percentage of net sales, were 38.2% and 37.7% for the 39 weeks ended November 1, 2003 and November 2, 2002, respectively. The increase in selling and administrative expenses as a percentage of net sales was primarily due to the loss of sales volume.

Pre-opening and closing expenses were $221,000 for the 39 weeks ended November 1, 2003, primarily consisting of start-up expenses incurred for our new distribution center. Pre-opening and closing expenses for the 39 weeks ended November 2, 2002 were $1.1 million. The decrease of $848,000 or 79.3% from the same period last year was due to the opening of ten fewer new stores during the current 39-week period versus the same period last year.

Interest expense, net was $2.5 million for the 39 weeks ended November 1, 2003 compared to $1.1 million for the 39 weeks ended November 2, 2002, an increase of $1.4 million or 130.6%. The increase in interest expense from the same period last year was due to increased borrowings and higher interest rates.

We recorded an income tax benefit of $6.8 million for the 39 weeks ended November 1, 2003 compared to $7.8 million for the 39 weeks ended November 2, 2002. The decrease in income tax benefit was the result of decreased pre-tax loss compared to the same period a year ago.

For the 39 weeks ended November 1, 2003, the net loss was $11.1 million as compared to $12.5 million for the 39 weeks ended November 2, 2002. The decrease in net loss was a result of factors cited above.

Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our revolving credit facility, internally generated cash flow, and other financing resources. Credit terms provided by vendors and other suppliers are generally net 30 days. Amounts that may be borrowed under the revolving credit facility are based on a percentage of eligible inventory and accounts receivable, as defined.

Since February 1, 2003, we have completed a series of financing transactions designed to improve liquidity and strengthen our financial position. On March 6, 2003, we completed the private offering of 2,515,379 shares of our common stock for net proceeds of approximately $5.7 million, after deducting the placement fees and other offering expenses. On April 10, 2003, we completed a $7.5 million debt financing transaction, which consists of a $6.5 million junior term note and a $1.0 million term note. In addition, we received a federal tax refund of $8.2 million in March 2003. On August 20, 2003, we completed a private offering of 2,450,000 shares of our common stock for net proceeds of approximately $11.4, after deducting the placement fees and other offering expenses.

Following the completion of our private equity offerings, debt financing transaction and receipt of the federal tax refund, the vendor and credit community provided support and extended credit terms for merchandise shipments. Based on the credit support provided by our vendors and the credit community, we received merchandise on credit terms necessary to meet inventory levels for the holiday season. Any further extension of credit will be contingent upon improved operating results and liquidity. We can make no assurance that our revolving credit facility and internal cash flow will provide sufficient funds to finance our operations and capital expenditures, pay our debt obligations, and complete the closing of stores and distribution centers included in our fiscal 2002 restructuring and fiscal 2001 restructuring efforts over the next twelve months.

At November 1, 2003, we were in compliance with all financial covenants, as defined, and had outstanding borrowings of $17.8 million and letters of credit of $12.1 million under our revolving credit facility. In addition, based on eligible inventory and accounts receivable, we were eligible to borrow $49.7 million under our revolving credit facility and had $12.3 million available for future borrowings after deducting the $7.5 million availability block.

With respect to cash flows for the 39-week period ended November 1, 2003, we used $29.9 million in operating activities, $3.5 million in investing activities and generated $35.7 million from financing activities, which resulted in a net increase in cash of $2.3 million. For the same period last year, we used $34.3 million in operating activities, $8.1 million in investing activities and generated $30.9 million from financing activities, which resulted a net decrease in cash of $11.5 million. The decrease in cash used in operating activities was primarily due to improved vendor payment terms. The decrease in cash used in investing activities was primarily due to fewer new store openings and completion of our new distribution center. The increase in cash generated from financing activities was a result of net proceeds received from the private equity offerings and the borrowings on the junior secured term loans.

Capital Expenditures

We anticipate capital expenditures of approximately $250,000 for the remaining three months of the current fiscal year ending January 31, 2004, primarily in connection with maintenance capital at our stores and corporate office. We believe the capital expenditures will be financed from internal cash flow and borrowings under our revolving credit facility.

Store Closures and Restructuring Initiatives

As of December 12, 2003, we had closed 16 of the 23 stores identified in our Fiscal 2002 restructuring efforts, as well as completed the consolidation of our corporate overhead structure. Of the remaining seven stores, we have decided to continue to operate four of these stores as a result of certain landlord concessions; and we plan to close the other three stores by March 2004. In addition, we have completed the consolidation of our two former San Diego distribution centers into one distribution center, which is also located in San Diego, California. We estimate the cash requirement for the remainder of this current fiscal year for the Fiscal 2002 restructuring efforts will be approximately $684,000, which we intend to fund from our sources of cash, including the revolving credit facility.

In regards to our Fiscal 2001 restructuring efforts, we closed 24 of 28 under-performing stores in the first quarter of fiscal 2002 and the remaining four stores in January 2003. We estimate the cash requirement for the remainder of this current fiscal year for the Fiscal 2001 restructuring efforts will be approximately $221,000, which we intend to fund from our sources of cash, including the revolving credit facility.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations, as well as estimated cash requirements related to our restructuring initiatives, as of November 1, 2003. These should be read in conjunction with "Note 3 - Fiscal 2002 Restructuring Charge", "Note 4 - Fiscal 2001 Restructuring Charge", "Note 5 - Revolving Credit Facility", and "Note 6 - Long-Term Debts" in the accompanying unaudited financial statements, as well as our fiscal 2002 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.


                                                             (in thousands)
                                                             --------------
                      Revolving         Junior
                        Credit       Subordinated    Junior Secured     Operating      Restructuring
                       Facility          Notes         Term Loans        Leases          Charges*          Total
                      ---------      ------------    --------------     ---------      -------------       -----
Fiscal Year:
2003 (remaining
  3 months)           $      -        $   3,000        $    500         $   7,460         $   905       $  11,865
2004                         -            3,000           7,000            28,390           5,916          44,306
2005                         -            5,300               -            26,488           1,489          33,277
2006                    17,751                -               -            20,229               -          37,980
2007                         -                -               -            15,034               -          15,034
Thereafter                   -                -               -            46,708               -          46,708
                      --------        ---------        --------         ---------        --------       ---------
                      $ 17,751        $  11,300        $  7,500         $ 144,309        $  8,310       $ 189,170
                      --------        ---------        --------         ---------        --------       ---------

* Amounts reflect management's estimate to complete store closures and other previously announced restructuring initiatives.


We can make no assurance that our internal cash flow and borrowings under our revolving credit facility will provide sufficient funds to service the above contractual obligations over the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our Junior Subordinated Notes, which are non-interest bearing and discounted at an annual rate of 10%. At November 1, 2003, our Junior Subordinated Notes had a face value of $11.3 million with a net carrying value of $10.1 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in interest rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of this debt as there is no active public market for the debt and we are unable to determine the market interest rate at which alternate financing would have been available at November 1, 2003.

Item 4.    Controls and Procedures

Evaluation. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. This evaluation was done under the supervision and with the participation of management, including our Interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Conclusions. Based upon our evaluation, the Interim CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of such period to ensure that material information relating to the Company is made known to management, including the Inteim CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls. There were no changes during the period covered by this Quarterly Report in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

           See discussion of legal proceedings at Note 14 in the Notes to Financial Statements.

Item 2.   Changes in Securities and Use of Proceeds

           On August 20, 2003, we completed a private offering of 2,450,000 shares of our common stock for net proceeds of approximately $11.4 million, after deducting the placement fees and other offering expenses of $0.9 million. We used the net proceeds of this offering primarily for working capital purposes. This transaction also provides for warrants to purchase 490,000 shares at the same price as the initial shares purchased, exercisable until December 23, 2003. In addition to the placement fees, the placement agent received warrants to purchase 112,500 shares of our common stock at an exercise price of $6.00 per share, a 7% premium over the closing price of $5.62 on August 20, 2003. These warrants will expire in August 2006. Depending on the number of additional shares purchased by investors, the placement agent is entitled to receive additional fees and an additional warrant to purchase up to 22,500 shares at $6.00 per share. This offering was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.

Item 4.   Submission of Matters to a Vote of Security Holders

           We held our annual stockholders meeting on September 17, 2003. Willem de Vogel was re-elected at this meeting to hold the office of director and to serve until the annual stockholders meeting in 2006 or until his successor is elected. The numbers of votes cast were as follows:

               For                     13,102,868
               Against                  1,260,398

           Other directors whose terms of office continued after this meeting were William R. Fields, Peter V. Handal, Ronald Rashkow and Wm. Robert Wright II.

           The other matters voted on and approved at this meeting were as follows:

           (1) An amendment to the Amended and Restated Factory 2-U Stores, Inc. 1997 Stock Option Plan which increases by 1,000,000 the number of shares of common stock issuable upon exercise of options from 2,157,980 to 3,157,980 and adds other forms of equity compensation.

                        For            8,795,537
                        Against        5,385,234
                        Abstain          182,495

           (2) The ratification of Ernst & Young LLP as our independent accountants.

                        For           13,909,799
                        Against            2,473
                        Abstain          450,994


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibit

         10.19 Employment Agreement, dated as of November 10, 2003, by and between Factory 2-U Stores, Inc. and A.J. Nepa.

         31.1 Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, by Norman
                    G. Plotkin, Interim Chief Executive Officer.

         31.2 Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, by Douglas
                    C. Felderman, Executive Vice President and Chief Financial Officer.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Norman G. Plotkin, Interim Chief Executive Officer.

         32.2 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Douglas C. Felderman, Executive Vice President and Chief Financial Officer.

(b) Reports on Form 8-K

                  Item 5:

                  On November 18, we filed a report on Form 8-K regarding the appointment of A.J. Nepa as Executive Vice President and General Merchandise Manager. The full text of our press release dated November 13, 2003 was attached as an exhibit to the Form 8-K.

                  On December 11, we filed a report on Form 8-K regarding the resignation of William R. Fields as Chief Executive Officer, Chairman and a Director of the company, effective immediately. The full text of our press release dated December 10, 2003 was attached as an exhibit to the Form 8-K.

                  Item 12:

                  On November 6, 2003, we furnished a report on Form 8-K regarding the announcement of sales for the four-week, 13-week and 39-week periods ended November 1, 2003. The full text of our press release dated November 5, 2003 was attached as exhibit to the Form 8-K.

                  On November 13, 2003, we furnished a report on Form 8-K regarding the announcement of operating results for the 13-week and 39-week periods ended November 1, 2003. The full text of our press release dated November 12, 2003 was attached as exhibit to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FACTORY 2-U STORES, INC.

Date: December 16, 2003



By:     /s/Douglas C. Felderman
       -------------------------------------------------
       Name:  Douglas C. Felderman
       Title: Executive Vice President and Chief Financial Officer
              (duly authorized officer and principal financial officer)