Form 10-K
FACTORY 2 U STORES INC
filed 2004-04-30
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004

                         Commission File number 1-10089

                          FACTORY 2-U STORES, INC. (1)
                          ---------------------------
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES X NO ___

At August 2, 2003, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $83,739,378.

At April 23, 2004, the Registrant had outstanding 17,921,178 shares of Common Stock, $0.01 par value per share.

(1)Factory 2-U Stores, Inc. has been operating as a Debtor-in-Possession under Chapter 11 of the United States Bankruptcy Code since January 13, 2004.

                                     PART I

Item 1.  Business                                                              4
Item 2.  Properties                                                           16
Item 3.  Legal Proceedings                                                    17
Item 4.  Submission of Matters to a Vote of Security Holders                  18


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                  18
Item 6.  Selected Financial Data                                              20
Item 7.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                                  22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           35
Item 8.  Financial Statements and Supplementary Data                          36
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             36
Item 9A. Controls and Procedures                                              36


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   38
Item 11. Executive Compensation                                               40
Item 12. Security Ownership of Certain Beneficial Owners and Management       51
Item 13. Certain Relationships and Related Transactions                       55
Item 14. Principal Accounting Fees and Services                               56


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                          57

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

Certain  statements  in  this  Annual  Report  on  Form  10-K,  or in  documents incorporated by reference into this Annual Report on Form 10-K, are forward-looking statements, which are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not based on historical facts, but rather reflect our current expectation concerning future results and events. These forward-looking statements generally may be identified by the use of phrases such as "believe", "expect", "estimate", "anticipate", "intend", "plan", "foresee", "likely", "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

In addition to the above general factors, the following bankruptcy related factors, among others, could also affect our future results, performance or achievements, causing these results to differ materially from those expressed in any of our forward-looking statements: our ability to continue as a going concern; our ability to operate pursuant to the terms of our debtor-in-possession financing facility; our ability to obtain approval from the United States Bankruptcy Court for the District of Delaware (the "Court") with respect to motions in the Chapter 11 case (as that term is defined below) from time to time; our ability to negotiate, confirm and consummate a plan of reorganization in a timely manner; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 case to a case under Chapter 7 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"); our ability to offset the negative effects that the filing for reorganization under Chapter 11 of the Bankruptcy Code has had on our business, including the loss in customer traffic, the impairment of vendor relations and the constraints placed on available capital; our ability to obtain and maintain normal terms with vendors and service providers; the ability of our vendors to obtain satisfactory credit terms from factors and other financing sources; our ability to maintain contracts, including leases, which are critical to our operations; the potential adverse impact of the Chapter 11 case on our liquidity or results of operations; our ability to develop a long-term strategy to revitalize our business and return to profitability; and our ability to fund and execute our business plan.

We do not  undertake  to  publicly  update or revise any of our  forward-looking statements, whether as a result of new information, future events and developments or otherwise, except to the extent that we may be obligated to do so by applicable law.

Similarly, these and other factors, including the terms of the final plan of reorganization, if any, ultimately confirmed, can affect the value of our pre-petition liabilities and common stock. Until a plan of reorganization is confirmed by the Court, the recoveries of pre-petition claims holders are subject to change. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy case to each of these constituencies.

The final plan of reorganization, if any, confirmed by the Court may result in the cancellation of our existing common stock with holders thereof receiving no distributions under the plan of reorganization. In light of the foregoing, we consider the value of our common stock to be highly speculative and caution equity holders that the stock may ultimately be determined to have no value. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our common stock or any claims relating to pre-petition liabilities.



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

We define our fiscal year by the calendar year in which most of our business activity occurs (the fiscal year ended January 31, 2004 is referred to as fiscal
2003).

We were incorporated in Delaware in March 1987 as BMA Life Care Corp., changed our name later that month to The Longwood Group, Ltd. and changed our name in May 1992 to DRS Industries, Inc. In December 1992, we acquired an interest in General Textiles while it was operating under Chapter 11 of the Bankruptcy Code. General Textiles operated an off-priced apparel retail chain known as Family Bargain Center. In May 1993, we contributed additional equity to General Textiles and thereby increased our ownership of General Textiles to 100%, at which time General Textiles emerged from bankruptcy protection. In January 1994, we changed our name to Family Bargain Corporation. In November 1995, we acquired Capin Mercantile Corporation and changed its name to Factory 2-U, Inc. and began to coordinate the purchasing, warehousing and delivery operations for the Family Bargain Center and Factory 2-U chains. In July 1998, General Textiles and Factory 2-U, Inc. were merged into a new corporate entity, General Textiles, Inc., which was a wholly-owned subsidiary of Family Bargain Corporation. In November 1998, General Textiles, Inc. was merged into Family Bargain Corporation, at which time we converted our previous three classes of stock into a single class of common stock and changed our corporate name from Family Bargain Corporation to Factory 2-U Stores, Inc.

Recent Developments

We experienced a continuation of declining sales volume in fiscal 2003 with a decrease of 4.4% in comparable store sales for the year. We believe there were a number of factors that contributed to the lower sales in fiscal 2003: (1) lower inventory levels for most of our first quarter due to a tightening of credit by our vendors, (2) war in Iraq, (3) the combined effect of the wildfires and labor strikes in the southern California region in the third quarter, (4) decrease in retail price points, and (5) a continuation of a very soft retail environment impacted by general price deflation and heavy promotion, particularly in apparel.

As a result of our financial results over the past two fiscal years, bankruptcy filings by a number of well-known retail chains during calendar year 2002 and the general weak economic environment, shortly after our fiscal 2002 Christmas selling season we experienced a tightening of credit extended to us by our vendors and the credit community for merchandise purchases. The initial impact of this credit tightening was a disruption of product flow to our stores in January, February and, to a lesser extent, March of 2003. This credit environment required us, in many cases, to meet accelerated payment terms in order to re-establish a consistent flow of product and assure a level of inventory for Spring 2003 business. The acceleration of payment terms, in turn, adversely affected our liquidity and, to some extent, further weakened our existing credit standing. In addition, in response to a very competitive retail environment, we increased our advertising expenditures above originally planned levels and equivalent to the prior year. We also increased our in-store promotional efforts with weekly in-store specials.

In an effort to improve our liquidity, obtain more favorable credit terms and provide for a consistent flow of merchandise, we initiated a series of financing transactions and took steps to accelerate the receipt of refunds related to tax loss carry-back benefits. On March 6, 2003, we completed a private offering of 2,515,379 shares of our common stock for net proceeds of approximately $5.7 million, after deducting the placement fees and other offering expenses. In addition, during March of 2003, we received an $8.2 million federal tax refund as a result of utilizing tax loss carry-back benefits. On April 10, 2003, we completed a $7.5 million debt financing transaction consisting of a $6.5 million junior term note and a $1.0 million term note. On August 20, 2003, we completed another private offering of 2,450,000 shares of our common stock for net proceeds of approximately $11.4 million, after deducting the placement fees and other offering expenses.

Despite our efforts to improve sales and our liquidity, we were unable to improve comparable sales growth and operating margin at a rate that could generate sufficient cash flow to sustain ongoing operations. Accordingly, we elected to file for bankruptcy protection under Chapter 11 of the Bankruptcy Code.

PROCEEDINGS UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

On January 13, 2004 (the "Petition Date"), we filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in the Court, which is currently pending as case number 04-10111(PJW) (the "Chapter 11 filing"). As the debtor, we remain in possession of our properties, and continue to operate our business as debtor-in-possession ("DIP") in accordance with the applicable provisions of the Bankruptcy Code.

We decided to seek judicial reorganization in order to implement a comprehensive operational and financial restructuring due to the tightening of credit extended by our vendors and the credit community and a decline in our liquidity caused by declining sales volume and deteriorating operating margin in a very soft retail environment. As the debtor, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court after notice and an opportunity for a hearing.

At hearings held on January 14, 2004 concerning our first day motions, the Court entered orders granting us authority, among other things, to (1) continue our centralized cash management system, (2) pay pre-petition wages and continue our employee benefit plans and other employee programs, (3) continue customer related practices, (4) pay certain sales, use and other taxes, (5) pay suppliers and vendors in full for all goods and services provided on or after the Petition Date and (6) continue ongoing pre-petition "going out of business sales" for four store locations completed by January 31, 2004. In addition, the Court also gave interim approval for a $45.0 million DIP financing facility (DIP financing facility) that was committed by The CIT Group/Business Credit, Inc. and GB Retail Funding, LLC.

On February 2, 2004, the Court granted final approval of the $45.0 million DIP financing facility. We intend to utilize this financing, in addition to cash flow from operations, to fulfill business obligations during the Chapter 11 process. A full description of this DIP financing facility is included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Additionally, on February 2, 2004, the Court authorized the closure of 44 stores, or approximately 18% of our 239 stores. Stores were selected by evaluating their market and financial performance. On February 11, 2004, the Court approved our appointment of the Great American Group ("Great American") as exclusive agent to conduct store closing sales at these 44 store locations. The store closing sales started on February 12, 2004. All 44 stores were closed by March 18, 2004 and as of April 23, 2004, we have terminated or assigned a total of 13 leases of these stores and rejected the remaining 31 leases.

On February 17, 2004, we filed with the Court our schedules of assets and liabilities and statements of financial affairs setting forth, among other things, the assets and liabilities as shown on our books and records as of the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. The schedules of assets and liabilities and statements of financial affairs remain subject to further amendment or modification. We have mailed notices to all known creditors that the deadline for filing proofs of claim with the Court is June 15, 2004. Differences between amounts we have scheduled and claims by creditors will be investigated and resolved in connection with our claims resolution process. As we are at an early stage of the bankruptcy and we do not yet have a plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The United States Trustee has appointed an unsecured creditors committee and may consider the appointment of an equity committee. There can be no assurance that the unsecured creditors committee or equity committee, if any, will support our positions in the bankruptcy case or the plan of reorganization once proposed, and any disagreements could protract the bankruptcy case, negatively impact our ability to operate during bankruptcy, and/or delay our emergence from bankruptcy.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us generally may not be enforced. Absent an order of the Court, substantially all pre-petition liabilities are subject to compromise under a plan of reorganization to be voted upon and approved by the Court. Although we expect to file a reorganization plan that provides for emergence from bankruptcy, there can be no assurance that a plan of reorganization will be proposed by us or confirmed by the Court, or that any such plan will be consummated.

We also may assume or reject executory contracts and unexpired leases, including our store and distribution center leases, subject to the approval of the Court and our satisfaction of certain other requirements. In the event we choose to reject an executory contract or unexpired lease, parties affected by these rejections may file claims with the Court-appointed claims agent as prescribed by the Bankruptcy Code and/or orders of the Court. Unless otherwise agreed, the assumption of an executory contract or unexpired lease will require us to cure all prior defaults under such executory contract or lease, including all pre-petition liabilities, some of which may be significant. In addition, in this regard, we expect that liabilities that will be subject to compromise through the Chapter 11 process will arise in the future as a result of the rejection of additional executory contracts and/or unexpired leases, and from the determination by the Court (or agreement by parties in interest) of allowed claims for items that we now claim as contingent or disputed. Conversely, we would expect that the assumption of additional executory contracts may convert some liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty. We have incurred, and will continue to incur, significant costs associated with the reorganization.

Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery to creditors and shareholders, if any, will not be determined until confirmation of a plan of reorganization. We can give no assurance as to what values, if any, will be ascribed in the bankruptcy case to each of these constituencies.

A plan of reorganization could also result in holders of our common stock receiving no distribution on account of their interests and cancellation of their interests. In addition, under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. Moreover, as discussed above, there can be no assurance that a plan of reorganization will be confirmed by the Court. In light of the foregoing, we consider, as described above, the value of the common stock to be highly speculative and caution equity holders that the stock may ultimately be determined to have no value. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our common stock or in any claims related to pre-petition liabilities and our other securities.

At this time, it is not possible to predict the effect of the Chapter 11 filing on our business, various creditors and shareholders or when we will be able to exit Chapter 11. Our future results are dependent upon our confirming and implementing a plan of reorganization.

Our ability to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

     - developing and implementing a long-term strategy to revitalize our business and return to profitability;

     - taking appropriate actions to offset the negative impact the Chapter 11 filing has had on our business and the impairment of vendor relations;

     -    operating  within  the  framework  of  our  DIP  financing   facility,
          including limitations on capital expenditures and compliance with financial covenants,

     - generating cash flows from operations or seeking other sources of financing and the availability of projected vendor credit terms;

     -    attracting,  motivating and retaining key  executives and  associates;
          and

     - developing, negotiating, and, thereafter, a plan of reorganization confirmed by the Court.

These challenges are in addition to other operational and competitive challenges faced by us in connection with our business as an off-price retailer. See the section below titled "Risk Factors" for a discussion of these items.

A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

The financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Our ability to continue as a going concern, as described above, is predicated upon, among other things, the development and confirmation of a plan of reorganization, compliance with the provisions of the DIP financing facility and the ability to generate cash flows from operations and obtain financing sources sufficient to satisfy our future obligations. See Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations, and Note 2 of the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data, for additional information.

OPERATIONS

Operating Strategy

Our strategy is to be an off-price casual apparel, domestic goods, and housewares retailer to families with more than the average number of children and whose average household income is approximately $35,000 in the markets we serve.

The major element of our operating strategy is to provide value to our customers by selling merchandise offered by national and discount store chains at savings of generally 20 to 50% below their prices. We primarily buy excess in-season inventory of recognized brands at bargain prices and pass along the savings to our customers. We believe we are positioned to help families dress, decorate their homes, and entertain their children at a great value.

Buying and Distribution

We purchase merchandise from domestic manufacturers, jobbers, importers, and other vendors. Historically, our payment terms have typically been net 30 days, although during the pendency of the Chapter 11 case, many of our vendors have reduced the amount of time in which we must pay for goods. We do not maintain any long-term or exclusive purchase commitments or agreements with any vendors. We believe that there are sufficient sources of supply of first quality, national and discount store branded merchandise that will meet our inventory needs.

Unlike traditional department stores and discount retailers (that primarily purchase merchandise in advance of the selling season, for example, back-to-school is purchased by March), we primarily purchase our merchandise in-season (i.e., during the selling season). These in-season purchases generally represent closeouts of vendors' excess inventories remaining after the traditional wholesale selling season and are often created by other retailers' order cancellations. We believe that in-season buying practices are well suited to our customers, who tend to make purchases on an as-needed basis during the season. For years, our customers have substantiated this pattern, which has helped shape the way we do business.

Our in-season buying practice is facilitated by our ability to efficiently process orders and ship merchandise through our distribution center to our stores. At our administrative headquarters, we receive daily store sales and inventory information from point-of-sale equipment located at each of our stores. This data is reported by stock keeping unit (SKU), permitting us to tailor purchasing and distribution decisions on an as-needed basis. Our chain-wide computer network, recently upgraded with a view to enhanced allocation capabilities, also facilitates communications between store management with timely pricing and distribution information.

Generally, manufacturers ship goods directly to our distribution center or freight consolidators who then ship directly to our distribution center. We then deliver merchandise from our distribution center to our stores within ten to 14 days of receipt utilizing the services of independent trucking companies. We do not typically store merchandise at our distribution center from season to season. We believe we are a desirable customer for vendors seeking to liquidate inventory because we can take immediate delivery of large quantities of in-season goods. We rarely request markdown concessions, advertising allowances or special shipping requirements, but insist on the lowest price possible.

Merchandising and Marketing

Our merchandise selection, pricing strategies and store formats are designed to reinforce the concept of value and maximize customer enjoyment of shopping at our stores. Our stores offer customers a diverse selection of first quality, in-season merchandise at prices that generally are lower than those of competing discount stores in their local markets. Our stores generally carry an assortment of brand name labels, including nationally recognized brands.

We attempt to deliver new merchandise to our stores at least weekly to encourage frequent shopping trips by our customers and to maximize our inventory turns. As a result of our purchasing practices and the nature of the off-price retail industry, store inventory may not always include a full range of colors, sizes and styles in a particular item. We believe that price, quality and product mix are more important to our customers than the availability of a specific item at a given time.

It is important that we emphasize inventory turns in our merchandising and marketing strategy. Our merchandise presentation, pricing below discounters, weekly store deliveries, staggered vendor shipments, promotional advertising, store-tailored distribution and prompt price reductions on slow-moving items are all designed to increase inventory turns. We believe that the pace of our inventory turns can lead to increased profits, lower markdowns, and efficient use of capital and customer urgency to make purchase decisions.

Our stores are characterized by easily accessible merchandise displayed on hanging fixtures and open shelves in well-lit areas. Our prices are clearly marked with the comparative retail-selling price often noted on the price tag.

Our major advertising vehicle is the use of full-color advertising circulars showing photos of our merchandise and emphasizing value to customers. Our print media is delivered to consumers through both direct mail and newspaper inserts. We also conduct local promotional activities at various stores throughout our chain from time to time.

Seasonality

We experience three primary selling seasons: Spring, Back to School and Holiday. We have historically realized our highest levels of sales during the Holiday season, which represents approximately 25% of our sales during the fiscal year. The Back to School season historically has generated our second highest level of sales for the fiscal year, representing approximately 17% of our sales.

Competition

We operate in a highly competitive marketplace. We compete with large national and discount store retail chains in most of our markets, such as Wal-Mart, K-Mart, Target and Mervyn's. In fiscal 2003, we experienced a decrease in market share due to our store closings and the growth of our major competitors. We expect that this trend will continue due to the 44 stores we have closed in fiscal 2004. While these retail chains offer a larger assortment of merchandise than we do and may provide a higher level of customer service, given our off-price format, our competitive advantage is that we sell our merchandise at prices typically 20% to 50% below the prices of these chains. We also carry national and recognizable brands that may not be carried by these retail chains. We also compete in most of our markets with other off-price retail chains, such as TJ Maxx, Ross Stores, Marshall's, and Big Lots. For the most part, these off-price chains serve the middle and upper-middle income markets offering apparel that is typically found in department store chains (such as Robinsons-May, Nordstrom and Dillard's), whereas we serve the lower and lower-middle income markets and offer apparel that is targeted at a discount store shopper. These national, discount store and off-price chains may have substantially greater resources than we do. We also compete with independent or small chain retailers and flea markets (also known as "swap meets"), which have a similar price strategy as we do, but generally offer lower service levels. In the future, new companies may enter the deep-discount retail industry.

Over the past few years, the retail industry has experienced price deflation, primarily due to a soft economy and intense competition. We expect the competition will continue and increase in the future. In addressing this competitive environment, we have initiated new merchandise strategies and a revised print advertising program; all designed to improve store contribution.

Our Stores

Our stores emphasize value and satisfaction to develop customer loyalty and generate repeat business. Most of our sales are for cash, although we accept checks, debit and credit cards. We also offer layaway and gift card programs. Our layaway program is important to our customers, many of whom do not possess credit cards, because it permits them to pay for purchases over time. In general, our store business hours are from 9:00 am to 9:00 pm.

On January 22, 2004, we filed a motion with the Court seeking authorization for closure of 44 stores, or approximately 18% of our 239 stores. Stores were selected by evaluating their market and financial performance. On February 11, 2004, the Court approved our appointment of Great American as exclusive agent to conduct store closing sales at these 44 store locations. The store closing sales started on February 12, 2004. All 44 stores were closed by March 18, 2004 and as of April 23, 2004, we have terminated or assigned a total of 13 leases of these stores and rejected the remaining 31 leases.

We continually review store performance and may close additional stores that do not meet our minimum financial performance criteria. The costs associated with closing stores consist primarily of inventory liquidation costs, provisions to write down assets to net realizable value, teardown costs and the estimated cost with respect to disposition of the lease.

As of April 23, 2004, we operated 195 stores located in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington, under various operating leases with third parties. Our stores are generally located in shopping centers in densely populated urban areas, lower to moderate income suburban communities and certain rural locations. Our stores range in size from 6,000 square feet to 35,000 square feet, averaging approximately 15,000 square feet.

We generally lease previously occupied store sites on terms that we believe are more favorable than those available for newly constructed facilities. We select store sites based on demographic analysis of the market area, sales potential, local competition, occupancy costs, operational fit and proximity to existing store locations.

Our stores typically employ one store manager, two to three assistant store managers and/or store supervisors, and 15 to 20 sales associates, most of whom are part-time employees. We train new store managers and assistant store managers in all aspects of store operations through our management-training program. Our management training program provides for the training of our store management candidates over a two to three week period in one of our training stores. Each of our 20 operating districts has a training store in which the store manager is responsible to train the store management candidates for that district. The training program covers operational procedures, merchandising skills, employee selection and other human resource skills. Our other store personnel are trained on site. We often promote experienced assistant store managers to fill open store manager positions.

We maintain customary workers' compensation, commercial liability, fire, theft, business interruption and other insurance policies for all store, distribution and corporate office locations.

At January 31, 2004, we operated 239 stores under the name Factory 2-U. The number of stores we operated in each quarter during fiscal year 2003, 2002 and 2001 were as follows:


                                                  2003       2002       2001
                                                 ------     ------     ------

As of the beginning of the first quarter           244       279        243
Opened                                               1         5          9
Closed                                              (2)      (28)        (1)
                                                 ------     ------     ------
As of the end of the first quarter                 243       256        251
Opened                                               1         3         12
Closed                                              (1)       (2)         -
                                                ------     ------     ------
As of the end of the second quarter                243       257        263
Opened                                               -         4         12
Closed                                               -         -         (2)
                                                 ------     ------     ------
As of the end of the third quarter                 243       261        273
Opened                                               -         -          6
Closed                                              (4)      (17)         -
                                                 ------     ------     ------
As of the end of the fourth quarter                239       244        279

Subsequent to January 31, 2004, we closed 44 stores in connection with our reorganization efforts as discussed above.

As of April 23, 2004, our stores were located as follows:


State              Strip Center     Downtown        Power Center      Freestanding      Mall       Total
-----              ------------     --------        ------------      ------------      ----       -----

Arizona                22               2                 2                1              1           28
California             88               7                13                1              2          111
Nevada                  6               -                 1                -              -            7
New Mexico              7               -                 -                -              -            7
Oregon                  7               -                 2                1              -           10
Texas                  17               -                 2                1              3           23
Washington              6               1                 1                -              1            9

                   ------------     ---------        -----------     -------------     -------     -------
    Total             153              10                21                4              7          195
                   ------------     ---------        -----------     -------------     -------     -------


Employees

As of April 23,  2004,  we had  3,550  employees  (2,020 of whom were  part-time
employees).   Of  that  total,  1,301  were  store  employees  and  store  field management, 155 were executives and administrative employees and 74 were warehouse employees. None of our employees are subject to collective bargaining agreements and we consider relations with our employees to be generally good.

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

RISK FACTORS

Our High Store Concentration in California Leaves Us Particularly Susceptible to Risks of Doing Business in California

As of April 23, 2004, we operated 111 stores in California, representing over half of our total store base. Accordingly, our results of operations and financial condition are significantly more dependent upon trends and events in California than are those of our competitors with more geographically balanced store locations. Operating costs, such as workers' compensation and utilities in California have been significantly higher than other regions in the country where we currently operate. If operating costs continue to increase in California, they could continue to reduce our operating margins.

The costs associated with workers' compensation insurance in the state of California have increased significantly over the past few years. These cost increases are related to the average cost per claim and the related state benefits. In California, the average workers' compensation claim is significantly higher than other states where we currently operate. With these continued workers' compensation cost increases, there can be no assurance that we will be able to obtain workers' compensation insurance at favorable rates. Additionally, with the uncertain economy, the continued rise in benefits could reduce our earnings.

Utility  costs  for  electricity  and  natural  gas  in  California  have  risen significantly. These costs may continue to increase due to the actions of federal and state governments and agencies, as well as other factors beyond our control. We have attempted to mitigate such increases through energy conservation measures and other cost cutting steps. However, we can make no assurances that these measures and other steps taken will be adequate to control the impact of these utility cost increases in the future. In addition, increasing utility and gasoline costs, together with high unemployment, may significantly reduce the disposable income of our target customers. Our sales could be reduced if our target customers have less disposable income.

In addition, California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes and fires. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

We Could Experience Disruptions in Receiving and Distribution

Well-organized and managed receiving and shipping schedules and the avoidance of interruptions are vital to our success. From time to time, we may face unexpected demands on our distribution operations that could cause delays in delivery of merchandise from our distribution center to our stores. A fire, earthquake or other disaster at our distribution center that disrupts the flow of merchandise could severely impair our ability to maintain inventory in our stores and thus reduce sales.

During fiscal 2003, we closed two distribution centers in San Diego, California and one in Lewisville, Texas and consolidated their operations into a single, new distribution center in San Diego, California. We may face unexpected or unforeseen demands, disruptions or costs, which may result from earthquakes or mechanical breakdowns, that could adversely affect our distribution center operations and delay or interfere with our ability to deliver merchandise from our distribution facility to our stores in connection with this consolidation. Any such delay or interference could lead to a reduction in sales.

We Depend Upon, But Do Not Have Long-Term Agreements With, Our Vendors for the Supply of Close-Out and Excess In-Season Merchandise

Our success depends in large part on our ability to locate and purchase quality close-out and excess in-season merchandise at attractive prices from our vendors. We cannot be certain that such merchandise will continue to be available in the future. Further, we may not be able to find and purchase merchandise in quantities necessary to accommodate our needs.

We do not have long-term agreements with any vendor. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other wholesalers and retailers, discount and deep-discount chains, and mass merchandisers. Although we do not depend on any single vendor or group of vendors and believe we can successfully compete in seeking out new vendors, a disruption in the availability of merchandise at attractive prices could result in reductions in sales and gross margins.

We Rely on Credit Support From Our Vendors and the Credit Community

Our ability to purchase merchandise depends upon our receiving credit support from trade vendors or the credit community that extends financing terms to certain of our vendors. In light of our recent Chapter 11 filing, certain vendors and factors have significantly reduced our credit support. Any improvement in our credit terms will be contingent upon, among other things, our results of operations, liquidity and a plan of reorganization. Any further withdrawal or reduction of the extension of credit from the credit community and our vendors may result in our not being able to purchase merchandise at attractive prices, disrupt product flow, reduce our liquidity and result in a reduction in sales and profit margins. It may also impair our ability to finance our operations, pay our debt obligation, and complete our reorganization efforts over the next twelve months.

Our Sales Fluctuate According to Seasonal Buying Patterns, Which Expose Us to Excess Inventory Risk

We have historically realized our highest levels of sales and income during the third and fourth quarters of our fiscal year (the quarters ending in October and January) as a result of the Back to School and Holiday seasons. Any adverse events during the third and fourth quarters could therefore reduce sales. In anticipation of the Back to School and Holiday seasons, we may purchase substantial amounts of seasonal merchandise. If for any reason, including periods of sustained inclement weather, our net sales during these seasons were to fall below seasonal norms and/or our expectations, a seasonal merchandise inventory imbalance could result. If such an imbalance were to occur, markdowns are required to clear excess inventory. Our sales, gross margins and net income could be reduced by higher than expected markdowns.

We Face Intense Competition

We operate in a highly competitive marketplace. We compete with large national and discount store retail chains, such as Wal-Mart, K-Mart, Target and Mervyn's, and other off-price chains, such as TJ Maxx, Ross Stores, Marshall's and Big Lots, some of which have substantially greater resources than ours. We also compete with independent and small chain retailers and flea markets (also known as "swap meets"), which serve the same low and low-middle income market. Over the past few years, the retail industry has experienced price deflation, primarily due to a weak economy and intense competition. We compete in the discount retail merchandise business, which is a highly competitive environment that subjects us to the price competition, the potential for lower net sales and decreased operating margins. We expect the competition will continue and increase in the future. In addressing this competitive environment, we have initiated new merchandise strategies and a revised print advertising program; all designed to improve store contribution. However, we can make no assurances that these strategies and other actions taken will be adequate to minimize our exposure to reduced sales and lower gross margins due to competition.

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

Our Anti-Takeover Provisions Could Depress Our Stock Price

In addition to some governing provisions in our Certificate of Incorporation and Bylaws, we are also subject to certain Delaware laws and regulations which could delay, discourage and prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit our shareholders and us.

The Market Price of Our Existing Common Stock is Subject to Substantial Fluctuation and Ultimately May Have No Value

The market price of our common stock has fluctuated substantially since our recapitalization occurred in November 1998. In addition, a final plan of reorganization, if any, confirmed by the Court may result in the cancellation of our existing common stock with holders thereof receiving no distributions under the plan of reorganization other than, possibly, for a minor interest in a creditor litigation trust to be established pursuant to the plan of reorganization. In light of the foregoing, we consider the value of our common stock to be highly speculative and caution equity holders that the stock may ultimately be determined to have no value.

On January 22, 2004, we were delisted from the Nasdaq national market as we were not in compliance with certain of the Nasdaq National Market continued listing requirements. Our stock is currently trading in an "over-the-counter" market and accordingly trading prices for our common stock could fluctuate significantly due to many factors, including:

o    the depth of the market for our common stock;
o changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
o    our ability to reorganize under Chapter 11;
o    variations in our operating results and financial conditions;
o    conditions or trends in our industry;
o    additions or departures of key personnel; and
o    future issuances of our common stock.

We Face Exposure in Lawsuits

On or about April 28, 2003,  Lynda Bray and Masis  Manougian,  two of our former employees, filed a lawsuit against us entitled Lynda Bray, Masis Manougian, etc., Plaintiffs v. Factory 2-U Stores, Inc., et al., Defendants, Case No. RCV071918, in the Superior Court of the State of California for the County of San Bernardino (the "Bray Lawsuit"). The First Amended Complaint in the Bray Lawsuit alleges purported claims for: (1) "Failure to Record Hours and or Illegally Modify Recorded Hours Worked;" (2) "Failure to Pay Wages Under State Labor Code, Penal Code and IWC Wage Order 7, Injunctive and Monetary Relief;"
(3) "Unfair Business Practice, Bus. & Prof. Code ss.17200 et. seq., Failure to Pay Wages and Record Hours Worked;" (4) "Equitable Conversion;" and (5) "False Advertising." The thrust of plaintiffs' claim is that the Company failed to pay wages and overtime for all hours worked, failed to document all hours worked, and failed to inform prospective or new employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of the California stores at anytime after April 25, 2003.
Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Bray Lawsuit. All proceedings in the Bray Lawsuit are currently stayed pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, subject to the possible entry of an order by the Court lifting the automatic stay. In the event the Court enters an order lifting the automatic stay, we will continue to vigorously defend against the Bray Lawsuit. If the Bray Lawsuit is decided adversely, the potential exposure could be material to our results of operations.

In November 2003, Virginia Camarena, a current employee in one of our California stores, filed a lawsuit against us entitled Virginia Camarena, Plaintiff, vs. Factory 2-U Stores Inc., etc., Defendants, Case No. BC305173 in the Superior Court of the State of California for the County of Los Angeles - Central District (the "Camarena Lawsuit"). The plaintiff alleges that we violated the California Wage Orders, California Labor Code, California Business and Profession Code and the Federal Fair Labor Standards Act by failing to pay her wages and overtime for all hours worked, by failing to provide her with statements showing the proper amount of hours worked, and by wrongfully converting her property by failing to pay overtime wages owed on the next payday after they were earned. The plaintiff purports to bring this as an action on behalf of all persons who were employed in one of our California stores or outside the state of California. Plaintiffs seek compensatory, punitive and liquidated damages, restitution, interest, penalties and attorneys' fees. In December 2003, we filed an answer to the complaint and removed the Camarena Lawsuit to the United States District Court for the Central District of California, Case No. CV-03-8880 RGK (SHx), where it is currently pending.

Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Camarena Lawsuit. All proceedings in the Camarena Lawsuit are currently stayed pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, subject to the entry of an order by the Court lifting the automatic stay. In the event the Court enters an order lifting the automatic stay, we will continue to vigorously defend against the Camarena Lawsuit.

We are periodically subject to legal actions that arise in the ordinary course of business that could subject us to substantial money damages or injunctive relief.

Our Customers Might Reduce their Houseware and Apparel Purchases as a Result of Downturns in the United States and Local Economy

Our typical customers are families with more than the average number of children and with an average annual household income of approximately $35,000. This customer base is particularly vulnerable to economic recessions, depressions and general slowdowns in the overall United States and local economy. During periods of general economic weakness, our customers may choose to reduce their houseware and apparel purchases in favor of housing and food expenditures, which could result in a reduction in our sales.

We Face Uncertainties Relating to Our Bankruptcy Case

At this time, it is not possible to predict the effect of our Chapter 11 filing on our business, creditors and shareholders or when we will be able to exit Chapter 11. Our ability to continue as a going concern is predicated upon numerous issues, including our ability to develop a long-term strategy to revitalize our business and return to profitability; take appropriate actions to offset the negative impacts that the Chapter 11 filing has had on our business and the impairment of vendor relations; operate within the framework of our DIP financing facility including limitations on capital expenditures and compliance with financial covenants; generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms; attract, motivate and retain key executives and associates; and develop, negotiate, confirm and consummate a plan of reorganization in a timely manner.

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

Item 2.  Properties

As of April 23, 2004, we operated 195 retail stores located in seven states, under various operating leases with third parties. Our store locations include shopping centers, downtown business districts, malls and freestanding sites. Each store lease is separately negotiated. The lease term for our stores is between five to ten years with renewal options typically in five-year increments. Approximately 98% of our leases are "triple net leases" under which we are required to reimburse landlords for insurance, real estate taxes and common area maintenance costs; however, for many of those leases, we have negotiated reimbursement limitations on common area costs. As well as the monthly minimum base rent, some of our store leases require additional rent, which generally is based on an agreed percentage of sales in excess of a specified sales level. Our store rent expense for the fiscal year ended January 31, 2004 was approximately $36.1 million.

Subsequent to January 31, 2004, we closed 44 stores in conjunction with our reorganization efforts. As of April 23, 2004, we have terminated or assigned a total of 13 leases of these stores and rejected the remaining 31 leases.

During fiscal 2003, we completed the consolidation of our two former San Diego distribution centers and our Lewisville, Texas distribution center into one single distribution center, which is located at a new facility in San Diego, California. As part of our bankruptcy case, we have rejected the lease of our San Diego distribution center located at 7130 Miramar Road and the lease of our Lewisville, Texas distribution center at 1875 Waters Ridge Drive.

We continue to lease the space at our headquarters, located in a 208,460 square-foot multi-use facility at 4000 Ruffin Road, San Diego, California. This facility consists of 58,460 square feet of office space and 150,000 square feet of distribution space.

The lease of our new distribution facility located at 2020 Piper Ranch Road in San Diego, California expires in July 2015 and provides for an annual base rent of approximately $2.6 million.

Item 3.  Legal Proceedings

On January 13, 2004, we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. We retain control of our assets and are authorized to operate the business as a debtor-in-possession while being subject to the jurisdiction of the Court. As of the Petition Date, most pending litigation is stayed, and absent further order of the Court, substantially all pre-petition liabilitities are subject to settlement under a plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 case or its effect on our business. If it is determined that the liabilities subject to compromise in the Chapter 11 case exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their fair value and the equity interests of our shareholders may have no value. See Item
1. Business Proceedings Under Chapter 11 of the Bankruptcy Code.

On or about April 28, 2003,  Lynda Bray and Masis  Manougian,  two of our former employees, filed a lawsuit against us entitled Lynda Bray, Masis Manougian, etc., Plaintiffs v. Factory 2-U Stores, Inc., et al., Defendants, Case No. RCV071918, in the Superior Court of the State of California for the County of San Bernardino (the "Bray Lawsuit"). The First Amended Complaint in the Bray Lawsuit alleges purported claims for: (1) "Failure to Record Hours and or Illegally Modify Recorded Hours Worked;" (2) "Failure to Pay Wages Under State Labor Code, Penal Code and IWC Wage Order 7, Injunctive and Monetary Relief;"
(3) "Unfair Business Practice, Bus. & Prof. Code ss.17200 et. seq., Failure to Pay Wages and Record Hours Worked;" (4) "Equitable Conversion;" and (5) "False Advertising." The thrust of plaintiffs' claim is that the Company failed to pay wages and overtime for all hours worked, failed to document all hours worked, and failed to inform prospective or new employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of the California stores at anytime after April 25, 2003.
Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Bray Lawsuit. All proceedings in the Bray Lawsuit are currently stayed pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, subject to the entry of an order by the Court lifting the automatic stay. In the event the Court enters an order lifting the automatic stay, we will continue to vigorously defend against the Bray Lawsuit. If the Bray Lawsuit is decided
adversely,   the  potential  exposure  could  be  material  to  our  results  of operations.

In November 2003, Virginia Camarena, a current employee in one of our California stores, filed a lawsuit against us entitled Virginia Camarena, Plaintiff, vs. Factory 2-U Stores Inc., etc., Defendants, Case No. BC305173 in the Superior Court of the State of California for the County of Los Angeles - Central District (the "Camarena Lawsuit"). The plaintiff alleges that we violated the California Wage Orders, California Labor Code, California Business and Profession Code and the Federal Fair Labor Standards Act by failing to pay her wages and overtime for all hours worked, by failing to provide her with statements showing the proper amount of hours worked, and by wrongfully converting her property by failing to pay overtime wages owed on the next payday after they were earned. The plaintiff purports to bring this as an action on behalf of all persons who were employed in one of our California stores or outside the state of California. Plaintiffs seek compensatory, punitive and liquidated damages, restitution, interest, penalties and attorneys' fees. In December 2003, we filed an answer to the complaint and removed the Camarena Lawsuit to the United States District Court for the Central District of California, Case No. CV-03-8880 RGK (SHx), where it is currently pending.

Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Camarena Lawsuit. All proceedings in the Camarena Lawsuit are currently stayed pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, subject to the entry of an order by the Court lifting the automatic stay. In the event the Court enters an order lifting the automatic stay, we will continue to vigorously defend against the Camarena Lawsuit.

There are numerous other matters filed with the Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities. Although none of these individual matters which have been filed to date have had or are expected to have a material adverse effect on us, our ability to successfully manage the reorganization process and develop an acceptable reorganization plan could be negatively impacted by adverse determinations by the Court on certain of these matters.

We are at all times subject to pending and threatened legal actions that arise in the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

None.





                                     PART II

Item 5. Market for Factory 2-U Stores, Inc. Common Equity and Related Stockholder Matters

Market Information

On January 22, 2004 our Common Stock was suspended from trading on the NASDAQ National Market and began trading on the "Over-the-Counter" (OTC) market under the symbol of "FTUSQ.PK." Prior to January 22, 2004, our Common Stock was traded on NASDAQ under the symbol of "FTUS."

The following table sets forth the range of high and low trading prices of each of our fiscal quarters in fiscal 2002 and 2003. For Fiscal 2002 and through the 13 weeks ended November 1, 2003 the prices were based on the NASDAQ National Market of the Common Stock, as reported by NASDAQ. Prices for the 13 weeks ended January 31, 2004 were based on prices as reported by NASDAQ and Pinksheets LLC. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                High          Low
                                              -------       -------
Fiscal 2002
-----------
13 weeks ended May 4, 2002                    $ 18.31       $ 11.35
13 weeks ended August 3, 2002                 $ 16.49       $ 10.61
13 weeks ended November 2, 2002               $ 10.91       $  1.11
13 weeks ended February 1, 2003               $  5.64       $  1.45

Fiscal 2003
-----------
13 weeks ended May 3, 2003                    $  5.35       $  1.67
13 weeks ended August 2, 2003                 $  8.55       $  2.85
13 weeks ended November 1, 2003               $  7.65       $  1.84
13 weeks ended January 31, 2004               $  2.89       $  0.28

Fiscal 2004 ending January 29, 2005
-----------------------------------
Through April 23, 2004                        $  1.76        $ 0.86

As of April 23, 2004, we had approximately 230 stockholders of record and approximately 2,200 beneficial stockholders.

Dividend Policy

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any cash dividends on our Common Stock in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, cash requirements and contractual, legal and regulatory restrictions relating to the payments of dividends and any other factors that our Board of Directors deems relevant. During the pendency of the Chapter 11 proceedings, any such dividend would be remote and, in any event, subject to the approval of the Court. We are contractually prohibited from paying cash dividends on our Common Stock under the terms of our existing DIP financing facility without the consent of the lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - DIP Financing Facility."

Equity Compensation Plan Information

The following table sets forth information as of January 31, 2004 with respect to our common stock that may be issued upon the exercise of stock options under our Amended and Restated 1997 Stock Option Plan, together with information relating to our common stock that may be issued under plans not approved by stockholders.


                                                                                            (c)

                                        (a)                                         Number of Securities
                                                                                  Remaining Available for
                                     Number of                    (b)              Future Issuance Under
                                  Securities to be                                  Equity Compensation
                                Issued Upon Exercise   Weighted Average Exercise      Plans (Excluding
                                   of Outstanding        Price of Outstanding     Securities Reflected in
Plan Category                         Options                   Options                 Column (a))
------------------------------ ----------------------- -------------------------- -------------------------



Equity Compensation                   1,514,380                   $8.19                  1,643,600
Plans Approved by
Stockholders
------------------------------ ----------------------- -------------------------- -------------------------

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

                                                                    Fiscal Year Ended
                                                                    -----------------
                                             January 31,  February 1,  February 2,  February 3,  January 29,
                                               2004(1)      2003 (2)     2002 (3)     2001 (4)    2000 (5)
                                             ----------   ----------   ----------   ----------   -----------
                                                   (in thousands, except per share and operating data)

Statement of Operations Data
----------------------------
Net sales                                   $  493,297   $  535,270   $  580,460    $  555,670   $  421,391
Operating income (loss)                        (26,383)     (45,050)     (16,786)       31,868      22,753
Reorganization items                           (31,703)           -            -             -           -
Income (loss) from continuing operations
  before income taxes and extraordinary
  items                                        (61,779)     (46,661)     (17,746)       30,322      20,481
Net income (loss) applicable to common stock   (85,859)     (28,509)     (10,896)       21,264      12,442
Weighted average shares outstanding
  Basic                                         16,187       12,957       12,807        12,589      12,214
  Diluted                                       16,187       12,957       12,807        13,066      12,864
Income (loss) before extraordinary items and
  discontinued operations applicable to
  common stock
  Basic                                          (5.30)       (2.20)       (0.85)         1.69        1.02
  Diluted                                        (5.30)       (2.20)       (0.85)         1.63        0.97
Net income (loss) per common stock
  Basic                                          (5.30)       (2.20)       (0.85)         1.69        1.02
  Diluted                                        (5.30)       (2.20)       (0.85)         1.63        0.97

Operating Data
--------------
Number of stores at fiscal year end                239          244          279           243         187
Total selling square footage at fiscal
  year end                                   2,965,000    3,021,000    3,459,000     2,979,000   2,169,000
Sales per average selling square foot       $      164   $      167   $      178    $      211  $      209
Comparable store sales increase (decrease)(6)    (4.4%)       (7.7%)       (8.7%)         4.4%       10.3%

Balance Sheet Data
------------------
Working capital (deficit) (7)               $   21,521   $    (2,913) $   14,633    $   18,896  $  1  ,241
Total assets                                    70,708       126,504     155,709       142,265     108,466
Liabilities subject to compromise               63,062             -           -             -           -
Long-term debt and revolving credit
  facility, including current portion (7)          128        15,746      10,376        11,218       11,067
Stockholders' equity (deficit)                 (24,932)       44,319      70,566        79,737       46,430

(1)   Includes the following pre-tax items:
     (a) $26.3 million adjustment related to the impairment of goodwill (reorganization items),
     (b) $7.8 million inventory valuation allowance, net of a $0.5 million adjustment for the reserve established at the end of fiscal 2002 for slow moving and aged items (cost of sales),
     (c) $1.5 million adjustment to reduce the reserves for the fiscal 2002 and 2001 restructuring plans (restructuring charge, net),
     (d) $2.4 million related to impairment of fixed assets associated with the 44 closing stores, (reorganization items),
     (e)  $1.7 million  related to inventory  sold below cost at our 44 closing
          stores   (reorganization   items),
     (f) $1.3 million related to professional services and other expenses as a result of the Chapter 11 filing (reorganization items),
     (g) $1.0 million related to separation with former executives (selling and administrative expenses), and
     (h) $0.7 million favorable adjustment to the stock subscription notes receivable valuation allowance established at the end of fiscal 2002 (selling and administrative expenses).

(2)  Included the following pre-tax items:
     (a) $16.1 million related to clearing slow-moving inventory and an inventory valuation allowance (cost of sales),
     (b) $2.8 million related to a long-term consulting project, which was terminated in November 2002,
     (c)  $2.1 million  related to a litigation settlement,
     (d) $14.4 million related to fiscal 2002 restructuring efforts, partially offset by a $5.0 million reserve reduction related to the fiscal 2001 restructuring efforts (as a result of favorable experience with lease termination costs),
     (e) $0.8 million related to the separation agreement of our former Chief Executive Officer, and
     (f)  $2.2 million write-down of shareholders and trade notes receivable.
(3) Included pre-tax expenses of $21.2 million related to fiscal 2001 restructuring efforts, $0.5 million non-cash stock option charge, and $1.1 million related to the retirement and replacement of our former General Merchandising Manager.
(4) Fiscal year included 53 weeks. Included pre-tax expenses of $4.8 million non-cash charge for performance-based stock options, partially offset by a $1.2 million condemnation award and $2.9 million after-tax reduction to our tax valuation allowance.
(5) Included a pre-tax $2.1 million non-cash charge related to performance-based stock options.
(6) We averaged 230, 217, 179, 152 and 151 comparable stores for fiscal years 2003, 2002, 2001, 2000 and 1999, respectively. We define comparable stores as follows:
     o New stores are considered comparable after 18 months from date of opening.
     o When a store relocates within the same market, it is considered comparable after 6 months of operations.
     o Store expansion greater than 25% of the original store size is treated like a new store and becomes comparable after 18 months of operations. Store expansion less than 25% of the original store size remains in the comparable store base.
(7) As of January 31, 2004, working capital and long term debt and revolving credit facility, including current portion, do not include liabilities classified as subject to compromise.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and "Financial Statements and Supplementary Data."

General

We operate a chain of off-price retail apparel and houseware stores in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington. We sell branded casual apparel for the family, as well as selected domestic and household merchandise at prices that generally are significantly lower than other discount stores.

In fiscal 2002, we continued to experience declining transaction counts, declining purchase size, increased competition, rising operating costs and a slow economy. These factors were exacerbated by the lingering effects of the September 11 terrorist attacks and fear of war in Iraq. In December 2002, we announced the fiscal 2002 restructuring initiatives needed to improve operating results. These initiatives included the closure of 23 under-performing stores and consolidation of our distribution center network and corporate overhead structure. In connection with the fiscal 2002 restructuring, we recorded a pre-tax restructuring charge of approximately $14.4 million. We also announced efforts to liquidate our slow-moving and aged inventory chain-wide. We incurred a pre-tax charge of $16.1 million related to clearing slow-moving inventory and an inventory valuation allowance.

We experienced a continuation of declining sales volume in fiscal 2003 with a decrease of 4.4% in comparable store sales for the year. We believe there were a number of factors that contributed to the lower sales in fiscal 2003: (1) lower inventory levels for most of our first quarter due to a tightening of credit by our vendors, (2) war in Iraq, (3) the combined effect of the wildfires and labor strikes in the southern California region in the third quarter, (4) decrease in retail price points, and (5) a continuation of a very soft retail environment impacted by general price deflation and heavy promotion, particularly in apparel.

As a result of our financial results in fiscal 2001 and 2002, bankruptcy filings by a number of well-known retail chains during calendar year 2002 and the general weak economic environment, shortly after the fiscal 2002 Christmas selling season we experienced a tightening of credit extended to us by vendors, factors and others for merchandise purchases. The initial impact of this credit tightening was a disruption of product flow to our stores in January, February and to a lesser extent March of 2003. This credit environment required us, in many cases, to meet accelerated payment terms in order to re-establish a consistent flow of product and assure a level of inventory for Spring 2003 business. The acceleration of payment terms, in turn, adversely affected our liquidity and, to some extent, further weakened our existing credit standing.

In an effort to improve our liquidity, obtain more reasonable credit terms and provide for a consistent flow of merchandise, we initiated a series of financing transactions and took steps to accelerate the receipt of refunds related to tax loss carry-back benefits. On March 6, 2003, we completed a private offering of 2,515,379 shares of our common stock for net proceeds of approximately $5.7 million, after deduction the placement fees and other offering expenses. In addition, during March of 2003, we received an $8.2 million federal tax refund as a result of utilizing a tax loss carry-back benefit. On April 10, 2003, we completed a $7.5 million debt financing transaction consisting of a $6.5 million junior term note secured primarily by inventory and a $1.0 million term note secured primarily by equipment and other assets. On August 20, 2003, we completed another private offering of 2,450,000 shares of our common stock for net proceeds of approximately $11.4 million, after deducting the placement fees and other offering expenses.

Despite our efforts to improve sales and our liquidity, we were unable to improve comparable sales growth and operating margin at a rate that could generate sufficient cash flow to sustain ongoing operations. Accordingly, we elected to file for bankruptcy protection under Chapter 11 of the Bankruptcy Code on January 13, 2004.

Under Chapter 11, we are operating our business as a debtor-in-possession. As of the Petition Date, actions to collect pre-petition indebtedness as well as most other pending litigation, are stayed and other pre-petition contractual obligations generally may not be enforced against us. In addition, under the Bankruptcy Code, we may assume or reject executory contracts and unexpired leases, subject to approval of the Court and our satisfaction of certain other requirements. Parties affected by these rejections may file claims in accordance with the reorganization process. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

At hearings held on January 14, 2004 concerning our first day motions, the Court entered orders granting us authority, among other things, to (1) continue our centralized cash management system, (2) pay pre-petition wages and continue our employee benefit plans and other employee programs, (3) continue customer related practices, (4) pay certain sales, use and other taxes, (5) pay suppliers and vendors in full for all goods and services provided on or after the Petition Date and (6) continue ongoing pre-petition "going out of business sales" for four store locations completed by January 31, 2004. In addition, the Court also gave interim approval for a $45.0 million DIP financing facility that was committed by The CIT Group/Business Credit, Inc. and GB Retail Funding, LLC.

On February 2, 2004, the Court granted final approval of the $45.0 million DIP financing facility. We intend to utilize this financing, in addition to cash flow from operations, to fulfill business obligations during the Chapter 11 case.

Additionally, on February 2, 2004, the Court authorized the closure of 44 stores, or approximately 18% of our 239 stores. Stores were selected by evaluating their market and financial performance. On February 11, 2004, the Court approved our appointment of Great American as exclusive agent to conduct store closing sales at these 44 store locations. The store closing sales started on February 12, 2004. All 44 stores were closed by March 18, 2004 and as of April 23, 2004, we have terminated or assigned a total of 13 leases of these stores and rejected the remaining 31 leases.

In connection with our Chapter 11 case, the United States Trustee has appointed an unsecured creditors committee and may consider the appointment of an equity committee. These official committees and their legal representatives often take positions on matters that come before the Court, and are the entities with which we plan to negotiate the terms of our plan of reorganization. There can be no assurance that the unsecured creditors committee or equity committee, if any, will support our positions in the bankruptcy case or the plan of reorganization once proposed, and any disagreements could protract the bankruptcy case, negatively impact our ability to operate during bankruptcy, and/or delay our emergence from bankruptcy.

See additional information regarding the Chapter 11 case in Item 1. Business -- Proceedings Under Chapter 11 of the United States Bankruptcy Code, of this Form 10-K.

Our ability to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

     - developing and implementing a long-term strategy to revitalize our business and return to profitability;

     - taking appropriate actions to offset the negative impact the Chapter 11 filing has had on our business and the impairment of vendor relations;

     -    operating  within  the  framework  of  our  DIP  financing   facility,
          including limitations on capital expenditures and compliance with financial covenants;

     - generating cash flows from operations or seeking other sources of financing and the availability of projected vendor credit terms;

     -    attracting,  motivating and retaining key  executives and  associates;
          and

     -    developing,   negotiating,   and,   thereafter,   having   a  plan  of
          reorganization confirmed by the Court.

These challenges are in addition to those operational and competitive challenges faced by Factory 2-U in connection with our business as an off-price retailer. See " Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995" immediately preceding Item 1 of this Form 10-K.

We started fiscal 2004 with numerous issues and tasks that we need to resolve and achieve. The Chapter 11 filing right before the beginning of our fiscal 2004 provides us an opportunity to improve our business operations, reduce our cost structure and restructure our financial affairs. Our primary goal for fiscal 2004 is to improve our cash flows. We have started taking steps and continue to focus on our major management objectives including:

     - improving store performance - closing 44 non-core underperforming stores (all these stores were closed by March 18, 2004);

     - improving our gross margin - raising our initial mark up and adjusting our retail price points;

     - reducing advertising spend - reducing the number of advertising circulars and improving productivity of our advertising circulars; and

     - reducing our selling, general and administrative expenses - monitoring store payroll and reducing costs at the corporate headquarters.

With respect to store openings and closings in fiscal 2004, we have already closed 44 stores as discussed above and we currently plan to open one new store for which the lease was signed before our Chapter 11 filing. We continue to review and monitor our store performance by evaluating each existing store's market and financial performance and we may close additional stores that do not meet our minimum financial performance criteria.

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

The financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Based on guidance in SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the Balance Sheet and are classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Expenses, realized losses, and provision for losses resulting from the reorganization are reported separately as reorganization items.

We believe the following represents the areas where the most critical estimates and assumptions are used in the preparation of the financial statements:

o Inventory valuation. Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method ("RIM") on a first-in, first-out basis. Under the RIM, the valuation of inventory at cost and the resulting gross margin are calculated by applying a computed cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the RIM calculation are certain significant management judgments and estimates regarding markdowns and shrinkage, which may from time to time cause adjustments to the gross margin in the subsequent period. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of merchandise items that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise items. To minimize the potential of such distortions in the valuation of inventory from occurring, we utilize 82 sub-departments in which fairly homogeneous classes of merchandise items having similar gross margin are grouped. In addition, failure to take markdowns currently may result in an overstatement of cost under the lower of cost or market principle. As of January 31, 2004, we had an inventory valuation allowance of approximately $9.1 million representing our estimate of the cost in excess of the net realizable value of all clearance items. In addition, we had an allowance of approximately $2.2 million representing additional inventory shrink reserve. We believe that our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

o Valuation of goodwill, intangible and other long-lived assets. We use certain assumptionsin establishing the carrying value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flows. If assets are considered to be impaired, the impairment recognized is measured by the amount that the carrying value of the assets exceeds the fair value of the assets. Useful lives and related depreciation or amortization expense are based on our estimate of the period that the assets will generate revenues or otherwise be used in operations. Factors that would influence the likelihood of a material change in our reported results include a significant decline in our stock price and market capitalization compared to our net book value, significant changes in an asset's ability to generate positive cash flows, significant changes in our strategic business objectives and utilization of the asset. In conjunction with our Chapter 11 filing, we recorded an impairment charge of $26.3 million for our goodwill. Additionally, as a result of the closure of 44 stores, we recorded an impairment charge of $2.4 million regarding fixed assets located at these stores.

o Accrued restructuring costs. We have estimated amounts for the charges and the related liabilities regarding our fiscal 2002 and fiscal 2001 restructuring initiatives including store closures, realignment of our field organization and workforce reductions in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Depending on our ability to dispose of the remaining lease obligations for the store and distribution center closures, the actual costs to complete the restructuring initiatives may be different from our estimated costs. As of January 31, 2004, we evaluated our accrued restructuring costs and recorded a favorable adjustment of $1.5 million primarily related to the adjustment of lease termination costs, which is based on the maximum amount allowed by the Bankruptcy Code.

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

o Workers' compensation accrual. At the beginning of fiscal 2001, we transitioned to a partially self-insured workers' compensation program. The program for the policy year ended January 31, 2002 had both a specific and aggregate stop loss amount of $250,000 and $3.2 million, respectively. The program for the policy years ended January 31, 2004 and January 31, 2003 had a specific stop loss amount of $250,000 with no aggregate stop loss limit. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with current available information and insurance industry statistics, the ultimate expected losses for the policy year ended January 31, 2004, 2003 and 2002 were estimated to be approximately $3.6 million, $4.7 million and $4.3 million ($3.2 million aggregate stop loss), respectively. Our estimate is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, with no explicit provision for adverse fluctuation from year to year and is subject to inherent variability. This variability may lead to ultimate payments being either greater or less than the amounts presented above.

o Valuation of deferred income taxes. Valuation allowances are established, if deemed necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use the net operating loss carryforwards, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment we currently receive. In light of our significant net operating losses and our Chapter 11 filing, we provided for a 100% valuation allowance on our deferred tax assets as of January 31, 2004.

Results of Operations

The financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7. Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change, due to the restructuring of our assets and liabilities as a result of the plan of reorganization, if any, and the application of "Fresh Start" accounting.

We define our fiscal year by the calendar year in which most of our business activity occurs (the fiscal year ended January 31, 2004 is referred to as fiscal
2003). The following table sets forth operating data expressed as a percentage of net sales for the fiscal years indicated. Due to operational and strategic changes, year-to-year comparisons of financial results may not be meaningful and the historical results of our operations may not be indicative of our future results.


                                                         Fiscal Year
                                                         -----------
                                              2003          2002           2001
                                              ----          ----           ----
                                                   (percentage of net sales)

Net sales                                    100.0          100.0         100.0
Cost of sales                                 68.9           69.7          66.4
                                            ------         ------         ------
     Gross profit                             31.1           30.3          33.6

Selling and administrative expenses           36.7           36.6          32.4
Pre-opening and closing expenses               0.1            0.2           0.5
Amortization of intangibles                      -              -           0.3
Restructuring charge, net                     (0.3)           1.9           3.2
Stock-based compensation expense                 -              -           0.1
                                            -------        ------         ------
     Operating loss                           (5.4)          (8.4)         (2.9)

Interest expense, net                          0.7            0.3           0.2
                                            -------        -------        ------
Loss before reorganization items and
  income taxes (benefit)                      (6.1)          (8.7)         (3.1)
Reorganization items                           6.4              -             -
                                            -------        -------        ------
Loss before income taxes (benefit)           (12.5)          (8.7)         (3.1)
Income taxes (benefit)                         4.9           (3.4)         (1.2)
                                            -------        -------        ------
Net loss                                     (17.4)          (5.3)         (1.9)
                                            -------        -------        ------

We operated 239 stores, 244 stores and 279 stores as of January 31, 2004, February 1, 2003 and February 2, 2002, respectively. The average number of stores in operation in fiscal 2003 was 243 versus 259 in fiscal 2002 and 252 in fiscal 2001.

In addition, we averaged 230, 217 and 179 comparable stores for fiscal 2003, 2002 and 2001, respectively. We define comparable stores as follows:

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


Fiscal 2003 Compared to Fiscal 2002

Net sales were $493.3 million for fiscal 2003 compared to $535.3 million for fiscal 2002, a decrease of $42.0 million or 7.8%. Comparable store sales decreased 4.4% in fiscal 2003 versus a decrease of 7.7% in fiscal 2002. The decrease in net sales was due to negative comparable store sales as well as fewer stores in operation as a result of our fiscal 2002 restructuring.

Gross profit was $153.2 million for fiscal 2003 compared to $162.4 million for fiscal 2002, a decrease of $9.2 million or 5.6%. As a percentage of net sales, gross profit was 31.1% in fiscal 2003 compared to 30.3% in fiscal 2002, or an 80 basis-point improvement versus fiscal 2002. Included in fiscal 2003 cost of sales were a non-cash inventory valuation allowance charge of $7.8 million, net and a non-cash adjustment of $217,000 to reduce excess reserve for inventory liquidation cost related to stores closed under the fiscal 2002 and 2001 restructuring plans. Of the $7.8 million, $6.1 million represented a "lower of cost or market" adjustment related to approximately $19.2 million of aged and slow-moving items that we decided to liquidate during the first quarter of fiscal 2004, $2.2 million represented additional shrink reserve based on unfavorable shrink results we experienced during physical inventory taken at our stores in February 2004, and an adjustment of $523,000 to reduce excess inventory reserve established at the end of fiscal 2002. As previously reported, included in fiscal 2002 cost of sales were (1) a non-cash charge of $16.1 million related to clearing slow-moving inventory and an inventory valuation allowance, (2) a non-cash charge of $1.1 million related to the expected inventory liquidation cost for store closings identified in the previously mentioned fiscal 2002 restructuring, and (3) a non-cash adjustment of $1.3 million to reduce excess reserve for inventory liquidation cost related to stores closed under the fiscal 2001 restructuring plan. The inventory valuation allowance represented a "lower of cost or market" adjustment related to approximately $16.3 million of aged and slow-moving items that we decided to liquidate in the first quarter of fiscal 2003.

Selling and administrative expenses were $180.9 million for fiscal 2003 compared to $196.4 million for fiscal 2002, a decrease of $15.5 million or 7.9%. Included in fiscal 2003 selling and administrative expenses were $1.0 million charge in connection with separation of two former executives and an income of approximately $708,000 to adjust the valuation allowance established at the end of fiscal 2002 related to certain of our stock subscription notes receivable. Included in fiscal 2002 selling and administrative expenses were: (1) consulting fees of $2.8 million in connection with a consulting agreement, which was terminated in November 2002; (2) a charge of $2.1 million recorded during the second quarter in conjunction with the settlement of litigation; (3) a non-cash charge of $1.2 million to adjust the value of certain shareholders' notes receivable; and (4) a non-cash valuation allowance of $1.0 million for an uncollectible note receivable due from one of our vendors. Excluding these special items in fiscal 2003 and 2002, the selling and administrative expenses for fiscal 2003 was $180.5 million or 36.6 % of net sales compared to $189.3 million or 35.4% of net sales for fiscal 2002. The decrease of $8.8 million or 4.7% was primarily due to fewer stores in operation. The average number of stores in operation for fiscal 2003 was 243, 6.2% lower than fiscal 2002. The increase in selling and administrative expenses as a percentage of net sales was primarily due to the loss of sales volume.

In fiscal 2003, we recorded pre-opening and closing expenses of $292,000, which primarily consisted of start-up expenses for our new distribution center. The decrease of $794,000, or 73.1% from fiscal 2002 was primarily due to the opening of ten fewer new stores in fiscal 2003. In addition, fiscal 2002's pre-opening and closing expenses also included a $250,000 lease termination fee for a store we decided not to open.

Restructuring charge for fiscal 2003 was a favorable adjustment of approximately $1.5 million to reduce the reserves for the fiscal 2002 and 2001 restructuring plans. This favorable adjustment was primarily related to the lease termination reserve adjustment in accordance with the maximum claim for rejected leases as allowed by the Bankruptcy Code. During the fourth quarter of fiscal 2002, we recorded a charge of $14.4 million in relation to our fiscal 2002 restructuring efforts. The charge of $14.4 million included a non-cash inventory liquidation cost of $1.1 million, which was included in cost of sales. In addition, as a result of favorable experience related to the costs of closing the 28 stores included in our fiscal 2001 restructuring plan, we recorded a favorable adjustment of approximately $5.0 million to reduce the reserve established for the fiscal 2001 restructuring plan. Included in this reserve reduction was $1.3 million related to inventory liquidation cost, which was reported as part of cost of sales. As such, the total amount reported as a restructuring charge for fiscal 2002 was $9.9 million.

Reorganization items for fiscal 2003 were $31.7 million and consisted of: (1) a non-cash goodwill impairment charge of $26.3 million; (2) a non-cash impairment charge of $2.4 million for fixed assets associated with the 44 stores closed subsequent to January 31, 2004 as part of our reorganization efforts; (3) a non-cash inventory valuation reserve of $1.7 million related to the sale inventory at the 44 stores below cost; and (4) $1.3 million of professional fees and other expenses related to the bankruptcy case and reorganization efforts.

Interest expense, net was $3.7 million in fiscal 2003 versus $1.6 million in fiscal 2002, an increase of $2.1 million or 131.3%. The increase in interest expense from fiscal 2002 is due to increased borrowings at higher interest rates and the write-off of remaining unamortized debt issuance costs of approximately $353,000 as a result of the Chapter 11 filing.

Income tax expense increased from a credit for income taxes of $18.2 million in fiscal 2002 to an expense for income taxes of $24.1 million in fiscal 2003. The credit for income taxes recorded during fiscal 2002 reflected the recognition of a tax benefit associated with our net operating losses. Fiscal 2003 results reflected the establishment of a valuation reserve against certain previously recorded deferred tax assets. Due to our significant net operating losses and our Chapter 11 filing, we now beleive that our ability to recover previously recorded deferred tax assets in the near term has diminished and that it is appropriate to establish a valuation allowance to fully reserve our previously recorded deferred tax assets.

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

Gross profit was $162.4 million for fiscal 2002 compared to $195.1 million for fiscal 2001, a decrease of $32.7 million or 16.8%. As a percentage of net sales, gross profit was 30.3% in fiscal 2002 compared to 33.6% in fiscal 2001, or a 330 basis-point decline versus fiscal 2001. Included in fiscal 2002 cost of sales were: (1) a non-cash charge of $16.1 million related to clearing slow-moving inventory and an inventory valuation allowance; (2) a non-cash charge of $1.1 million related to the expected inventory liquidation cost for store closings identified in the previously mentioned fiscal 2002 restructuring; and (3) a non-cash adjustment of $1.3 million to reduce excess reserve for inventory liquidation cost related to stores closed under the fiscal 2001 restructuring plan. The inventory valuation allowance represented a "lower of cost or market" adjustment related to approximately $16.3 million of aged and slow-moving items that we decided to liquidate by April 2003. As previously reported, the fiscal 2001 gross margin reflected a non-cash charge of $2.9 million related to the estimated inventory liquidation cost for the closing of 28 under-performing stores identified in the fiscal 2001 restructuring plan. After giving effect to restructuring charges in both years, gross profit margin declined primarily due to higher markdown volume (260 basis points). The higher markdown volume was related to a very heavy promotional environment and clearance of slow-moving and aged merchandise.

Selling and administrative expenses were $196.4 million for fiscal 2002 compared to $188.3 million for fiscal 2001, an increase of $8.1 million or 4.3%. As a percentage of net sales, selling and administrative expenses were 36.6% for fiscal 2002 compared to 32.4% for fiscal 2001. The increase in selling and administrative spending as a percentage of net sales was both spending related and sales volume related. Included in fiscal 2002 selling and administrative expenses were: (1) consulting fees of $2.8 million in connection with a consulting agreement, which was terminated in November 2002; (2) a charge of $2.1 million recorded during the second quarter in conjunction with the settlement of litigation; (3) a non-cash charge of $1.2 million to adjust the value of certain shareholders' notes receivable; and (4) a non-cash valuation allowance of $1.0 million for an uncollectible note receivable due from one of our vendors. In addition to these items, we experienced an increase of approximately $3.5 million in advertising expense. The higher advertising expense was due to increased advertising circulars in response to a very competitive promotional environment. Other store selling expenses, which included store labor and store occupancy, were lower than fiscal 2001 primarily due to the lower average number of stores in operation.

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

Liquidity and Capital Resources

General

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our revolving credit facilities, internally generated cash flow, and other financing resources. Credit terms provided by vendors and other suppliers have historically been approximately 30 days net, although during the pendency of the Chapter 11 case, many of our vendors have reduced the amount of time in which we must pay for goods. Amounts that may be borrowed under the DIP financing facility are based on a percentage of eligible inventory and accounts receivable, as defined.

During fiscal 2003, we completed a series of financing transactions designed to improve liquidity and strengthen our financial position. On March 6, 2003, we completed a private offering of 2,515,379 shares of our common stock for net proceeds of approximately $5.7 million, after deducting the placement fees and other offering expenses. On April 10, 2003, we completed a $7.5 million debt financing transaction, which consists of a $6.5 million junior term note and a $1.0 million term note. On August 20, 2003, we completed another private offering of 2,450,000 shares of our common stock for net proceeds of approximately $11.4 million, after deducting the placement fees and other offering expenses. In addition to these financing transactions, we also received a federal tax refund of $8.2 million in March 2003.

After the completion of our private equity offerings, debt financing transaction and receipt of the federal tax refund, the vendor and credit community provided support and extended credit terms for merchandise shipments. However, despite our efforts to improve sales and liquidity, we were unable to improve comparable sales growth and operating margin at a rate that could generate sufficient cash flow to sustain ongoing operations. Accordingly, we elected to file for bankruptcy protection under Chapter 11 of the Bankruptcy Code on January 13, 2004.

DIP Financing Facility

In conjunction with our Chapter 11 filing, we entered into a financing agreement with The CIT Group/Business Credit, Inc. (the Tranche A Lender) and GB Retail Funding, LLC (the Tranche B Lender), (collectively the "Lenders") in which the Lenders provide us a $45.0 million revolving credit facility for working capital needs and other general corporate purposes while we operate as a debtor-in-possession (the "DIP financing facility"). This DIP financing facility with a maturity date of January 14, 2005 has since been amended twice, the first amendment on January 30, 2004 and the second amendment on March 10, 2004.

The DIP financing facility has a superpriority claim status in our Chapter 11 case and is collateralized by first liens on substantially all of our assets, subject to valid and unavoidable pre-petition liens and certain other permitted liens. Under the terms of the DIP financing facility, we may borrow up to 85% of our eligible accounts receivable and up to 70% of our eligible inventory, as defined. However, the DIP financing facility provides for a $5.0 million availability block against our availability calculation, as defined. The DIP financing facility also includes a $20.0 million sub-facility for letters of credit. Interest on the outstanding borrowings under the DIP financing facility is payable monthly and accrues at the rate equal to, at our option, either the prime rate (as announced by JP Morgan Chase Bank) plus 1.50% per annum or LIBOR plus 3.5% per annum. The Tranche B Lender will fully fund $4.0 million within five business days after demand by the Tranche A Lender when the outstanding borrowing provided by the Tranche A Lender first equals or exceeds $6.5 million for three consecutive business days. In the event that there is any outstanding borrowing provided by the Tranche B Lender, such borrowing bears interest at 14.5% per annum payable monthly. We are also obligated to pay a monthly fee equal to 0.375% per annum on the unused available line of credit and a fee equal to 2.5% per annum on the outstanding letters of credit.

Under the terms of the DIP financing facility, capital expenditure for fiscal 2004 is restricted to $2.0 million. In addition, we are required to be in compliance with financial covenants and other customary covenants. The financial covenants include average minimum availability, cumulative four-week rolling average of cash receipts from store sales and cumulative rolling four-week average of inventory receipts, as defined. The customary covenants include certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, the funds necessary to maintain our operations to become unavailable. The DIP financing facility contains other customary events of default including certain ERISA events, a change of control and the occurrence of certain specified events in the Chapter 11 case. In addition, during the period from December 28, 2004 through January 11, 2005, we are not allowed to have any outstanding borrowings under the revolving credit facility and our outstanding letters of credit cannot exceed $11.0 million.

As of January 31, 2004, we were in compliance with our covenants and had no borrowings outstanding under the revolving credit facility and outstanding letters of credit of $10.1 million under the sub-facility for letters for credit. As of January 31, 2004, based on our eligible inventory and accounts receivable, we were eligible to borrow $33.8 million under the revolving credit facility and had $17.6 million available after giving effect for the availability block, as defined.

Cash Flows

Net cash provided by operating activities was $225,000 in fiscal 2003 as compared to $8.1 million used in operating activities in fiscal 2002. Net cash generated by operating activities in fiscal 2003 was primarily due to our obligations to pay for liabilities incurred prior to the Petition Date were suspended in conjunction with the Chapter 11 filing.

Net cash used for investing activities was $3.5 million in fiscal 2003 compared to $11.0 million in fiscal 2002. Fiscal 2003 investing activities were primarily related to the final stage of capital improvement at our new Otay Mesa distribution center and the installation of a new information system for our planning and allocation department. Fiscal 2002's investing activities were primarily related to capital expenditures for the Otay Mesa distribution center, new store development, replacement capital for existing stores, information system hardware upgrades and replacements, and other general corporate purposes.

Net cash  provided  by  financing  activities  was $9.8  million in fiscal  2003 compared to $5.2 million in fiscal 2002. In fiscal 2003, our financing activities included $17.1 million of net proceeds from private offerings, offset by $6.3 million of net payments on our revolving credit facility and $1.1 million of payments of debt issuance costs. In fiscal 2002, our financing activities included $6.3 million of net borrowings on our revolving credit facility, $918,000 in proceeds from the exercise of stock options, partially offset by $2.0 million in repayments of our junior subordinated notes and capital lease obligations.

Due to the seasonal nature of our business, where merchandise sales and cash flows from operations are historically higher in the fourth quarter than any other period, a disproportionate amount of operating income and cash flows from operations are earned in the fourth quarter. Our results of operations and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter sales represented 29.1% of total net sales in fiscal 2003. As a result, operating performance for the interim periods is not necessarily indicative of operating performance for the entire year. To support generally higher seasonal sales volume we experience a seasonal inventory build in October and November and therefore our usage of credit facilities is higher during this period of the year. We believe that our DIP financing facility will be adequate to support our projected seasonal borrowing needs.

Our cash needs are satisfied through working capital generated by our business and funds available under our DIP financing facility. The level of cash generated by our business is dependent, to a great extent, on our level of sales and the credit extended by our vendors and the factor community. If we experience a significant disruption of terms with our vendors and factors, the DIP financing facility for any reason becomes unavailable, or actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected.

Pre-petition Revolving Credit Facility

Prior to the Petition Date, we had a $50.0 million revolving credit facility agreement (the "Financing Agreement") with a financial institution expiring in March 2006. Under this Financing Agreement, we could borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The revolving credit facility provided for a $7.5 million availability block against our availability calculation, as defined. The Financing Agreement also included a $15.0 million sub-facility for letters of credit. Under the terms of the Financing Agreement, the interest rate could increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 1.00% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 3.00%. We were obligated to pay fees equal to 0.125% per annum on the unused amount of the revolving credit facility. We were contractually prohibited from paying cash dividends on our common stock under the terms of the Financing Agreement without consent of the lender. As amended on April 10, 2003, the facility was secured by a first lien on all company assets excluding furniture, fixtures, machinery and equipment.

On February 14, 2003, we obtained the lender's consent to the incurrence by us of up to $10.0 million in additional indebtedness, which was secured by a junior lien on the Collateral, as defined.

On April 10, 2003, we amended the terms of our Financing Agreement (the "Amended and Restated Financing Agreement") to add $7.5 million of term loans, to add financial covenants, and to amend certain reporting provisions and other terms. The term loans consisted of a $6.5 million junior term note secured by all company assets excluding furniture, fixtures, machinery and equipment and a $1.0 million junior term note secured by furniture, fixtures, machinery and equipment. These notes bore interest at the rate of 14.5% per annum on the then current outstanding balance and a maturity date of April 10, 2004.

On December 22, 2003, we amended the terms of our Amended and Restated Financing Agreement ("First Amendment") to shorten the period that we were required to have zero borrowings, or "clean-up", under the revolving credit facility from 15 consecutive days beginning December 22, 2003 to eight consecutive days beginning December 29, 2003. The First Amendment also required us to pay the full unpaid balance of $600,000 under the Tranche B Loan II on or before December 23, 2003, and we paid it accordingly.

On January 12, 2004 we amended the terms of our Amended and Restated Financing Agreement ("Second Amendment") in which we were required to pay the full unpaid balance of $6.5 million on or before January 12, 2004, and we paid it accordingly.

Junior Subordinated Notes

The Junior Subordinated Notes (the "Notes") are non-interest bearing and were reflected on our balance sheets at the present value using a discount rate of 10%. We are prohibited from paying cash dividends on our common stock under the terms of the Notes without the consent of the note holders.

As of January 31, 2004, we were in default under the terms of our Notes and have included the net carrying value of $10.3 million (face value of $11.3 million net of a related unamortized discount of $1.0 million) in the line Liabilities subject to compromise. On the Petition Date, we stopped amortizing debt discount related to the Notes, in accordance with SOP 90-7.

Under the Bankruptcy Code, the claims of holders of the Notes are subject to disallowance to the extent they represent a claim for unmatured interest, i.e., the portion of face value representing unamortized discount. The amount so disallowed may differ from the unamortized discount maintained on our books and records.

Capital Expenditure

We anticipate capital expenditure of approximately $1.0 million in fiscal 2004, which includes necessary costs for replacement capital at existing stores.

Store Closures

As of April 23, 2004, we had closed 20 of the 23 stores identified in our Fiscal 2002 restructuring efforts and completed the consolidation of our distribution network and corporate overhead structure. The remaining three stores have not been closed at this time due to lease concessions agreed to by the landlords. We have completed the consolidation of our two former San Diego distribution centers and our Lewisville, Distribution center into one distribution center, which is also located in San Diego, California. In conjunction with our Chapter 11 filing, we have ceased to make cash payments for any remaining obligations regarding our Fiscal 2002 restructuring plan except the lease obligation of one of our former San Diego distribution centers (located in the same building as our corporate headquarters) and certain satellite communication service fee obligations. We estimate the cash requirement for these obligations for fiscal 2004 will be approximately $1.2 million, which we intend to fund from our sources of cash, including the DIP financing facility.

With respect to our Fiscal 2001 restructuring efforts, we closed all 28 stores during fiscal 2002. In conjunction with our Chapter 11 filing, we have ceased to make cash payments for any remaining obligations regarding our Fiscal 2001 restructuring plan except certain satellite communication service fee obligations. The cash requirement for such obligations for fiscal 2004 will be minimal and we intend to fund them from our sources of cash, including the DIP financing facility.

On February 2, 2004, the Court authorized the closure of 44 stores, or approximately 18% of our 239 stores open as of January 31, 2004. On February 11, 2004, the Court approved our appointment of Great American as exclusive agent to conduct store closing sales at the 44 store locations. The store closing sales started on February 12, 2004. All 44 stores were closed by March 18, 2004 and as of April 23, 2004, we have terminated or assigned a total of 13 leases of these stores and rejected the remaining 31 leases.

Reorganization Efforts

In connection with our bankruptcy case and reorganization efforts, we project to incur approximately $5.3 million of professional fees and other related expenses for fiscal 2004. We believe that our sources of cash, including the DIP financing facility, should be adequate to fund the cash requirement for our reorganization efforts.

Contractual Obligations and Commitments

The following table summarizes, as of January 31, 2004, certain of our contractual obligations, as well as estimated cash requirements related to our fiscal 2002 and 2001 restructuring initiatives. This table should be read in conjunction with "Note 4 Fiscal 2002 Restructuring Charge", "Note 5 Fiscal 2001 Restructuring Charge", "Note 10 Long-Term Debt and Revolving Credit Facilities" and "Note 12 Lease Commitments" in the accompanying financial statements.


                     Operating        Restructuring       Notes
                       Leases            Charges         Payable       Total
                  ----------------- -----------------  ----------   -----------

Fiscal Year:
     2004          $     32,781      $      1,321      $     43      $    34,145
     2005                27,079             1,009            43           28,131
     2006                20,605                 -            43           20,648
     2007                15,459                 -            14           15,473
     2008                12,060                 -             -           12,060
     Thereafter          34,811                 -             -           34,811
                  ----------------- -----------------  -----------   -----------
         Total      $   142,795      $      2,330      $    143      $   145,268
                  ----------------- -----------------  -----------   -----------

Certain amounts included in the above table are related to executory contracts or lease obligations, which we have neither assumed nor rejected as of January 31, 2004. Under the Bankruptcy Code, we may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown in the above table may not reflect actual cash outlays in the future periods.

Reorganization Items

Reorganization items represent amounts we incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The amounts for Reorganization items in the Statements of Operations include: (1) a $26.3 million impairment of goodwill; (2) a $2.4 million charge to accelerate depreciation on the remaining fixed assets associated with the 44 closing stores; (3) a $1.7 million charge for inventory sold below cost at our 44 closing stores; and (4) $1.3 million of professional fees related to the bankruptcy case.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the DIP financing facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk. As of January 31, 2004, we had no borrowings outstanding under our DIP financing facility.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS


FACTORY 2-U STORES, INC.                                                    Page
------------------------                                                    ----

Report of Independent Public Accountants                                     F-1

Report of Independent Public Accountants (Arthur Andersen LLP)               F-3

Balance Sheets as of January 31, 2004 and
  February 1, 2003                                                           F-4

Statements of Operations for Fiscal Years Ended
  January 31, 2004, February 1, 2003 and February 2, 2002                    F-6

Statements of Stockholders' Equity (Deficit) for Fiscal Years
  Ended January 31, 2004, February 1, 2003 and February 2, 2002              F-7

Statements of Cash Flows for Fiscal Years Ended January 31, 2004,
  February 1, 2003 and February 2, 2002                                      F-8

Notes to Financial Statements                                               F-10


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 24, 2002, our Board of Directors, on the recommendation of the Audit Committee, determined not to renew the engagement of its independent public accountants, Arthur Andersen LLP ("Andersen"), for the fiscal year ended February 1, 2003.

During our fiscal years ended February 2, 2002 and February 3, 2001, and the subsequent interim period through April 24, 2002, there were no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the matter of the disagreement in connection with their reports. Andersen's reports on our financial statements for each fiscal year ended February 2, 2002 and February 3, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Andersen's report on our financial statements for the fiscal year ended February 2, 2002, dated February 27, 2002, was issued on an unqualified basis in conjunction with the filing of our Annual Report on Form 10-K for the fiscal year ended February 2, 2002 filed on April 19, 2002 with the Securities and Exchange Commission.

None of the reportable events described under Item 304 (a) (1) (v) of Regulation S-K occurred within our two most recent fiscal years and subsequent interim period through April 24, 2002.

Item 9A.  Controls and Procedures

Evaluation. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The following table sets forth, as of April 23, 2004, certain information concerning our directors.

                                                               Served on the   Expiration of Term
   Name                        Age      Position                Board Since        as Director
   ----                        ---      --------               -------------   -------------------

Peter V. Handal                 61      Director                   1997                  2004
Ronald Rashkow                  63      Lead Director              1997                  2004
Wm. Robert Wright II            36      Director                   1998                  2004
Willem F.P. de Vogel            53      Director                   2000                  2006
Norman G. Plotkin               50      Director and Chief
                                        Executive Officer          2004                  2005


     Peter V. Handal has been a director since February 1997. Mr. Handal is President and Chief Executive Officer of Dale Carnegie & Associates. Since 1990, he has been President of COWI International Group (a management consulting firm). Mr. Handal is also Chief Executive Officer of J4P Associates LP (a real estate developer). He serves on the Board of Directors of Dale Carnegie & Associates and Cole National Corporation.

     Ronald Rashkow was appointed by the Board of Directors to the position of Lead Director in November 2002. Mr. Rashkow has been a director since February 1997. He has been a principal of RPMS, Inc., an investment banking firm, since January 2004. Prior to that, he was a principal of Chapman Partners, L.L.C., an investment banking firm, from September 1995 to December 2003. For more than five years prior to that, he served as Chief Executive Officer and Chairman of the Board of Directors of Handy Andy Home Improvement Centers, Inc. (a building supply retailer started by his family in 1946).

     Wm. Robert Wright II has been a director since November 1998. He has been a managing partner of Grey Mountain Partners, LLC, a private equity firm that invests in middle market companies, since its founding in January 2003. Prior to that, he was employed by Three Cities Research, Inc., a firm engaged in the investment and management of private capital, from 1992 through 2002, except for a period from July 1993 to August 1995 when he was in a graduate program at Harvard University. His last position with Three Cities Research, Inc. was "managing partner", a title he held from 1999 to 2002.

     Willem F.P. de Vogel has been a director since December 2000. Mr. de Vogel has served as President of Three Cities Research, Inc. since 1982.

     Norman G. Plotkin has been a director since March 2004 and has been Chief Executive Officer since December 2003. Prior to his appointment as Chief Executive Officer, Mr. Plotkin was our Executive Vice President, Store Development, Human Resources and General Counsel. He also assumed responsibility over our Store Operations for a period during 2002. Mr. Plotkin joined us in July 1998 in the position of Senior Vice President, Store Development and General Counsel. Prior to joining us, Mr. Plotkin was the President of Normark Real Estate Services, Ltd., a commercial real estate firm based in Des Plaines, Illinois. Prior to that, from 1988 until 1996, Mr. Plotkin was the Senior Vice President of Finance and Administration and General Counsel of Handy Andy Home Improvement Centers, Inc. Additionally, Mr. Plotkin was engaged in the private practice of law from 1980 to 1988.

Executive Officers

The following table sets forth certain information concerning our executive officers who are not directors.

        Name                             Age            Position                  Officer Since
        ----                             ---            --------                  -------------

       A.J. Nepa                          52     Executive Vice President and          2003
                                                 General Merchandise Manager

       Norman Dowling                     41     Executive Vice President and          2004
                                                 Chief Financial Officer

     A.J. Nepa is Executive Vice President and General Merchandise Manager. Mr. Nepa joined us in November 2003. Prior to joining us, Mr. Nepa was the General Merchandise Manager for Forman Mills, a privately held off-price retail chain headquartered in Pennsylvania. He previously served as Senior Vice President and General Merchandise Manager of One Price Clothing Stores from 1998 to 2000 and
General Merchandise Manger for It's Fashion, a division of Cato Stores, from 1992 to 1998.

     Norman Dowling is Executive Vice President and Chief Financial Officer. Mr. Dowling joined us in March 2004. Prior to joining us, Mr. Dowling served as Vice President, Finance of PETCO Animal Supplies, Inc., from November 1999 to March 2004. Prior to joining PETCO, he served as Chief Financial Officer and Secretary of CinemaStar Luxury Theaters, Inc. from 1997 to 1999. CinemaStar Luxury Theaters, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in January 2001. Previously, Mr. Dowling was Director of Finance at Advanced Marketing Services, Inc. from 1993 to 1997. From 1990 to 1993, Mr. Dowling was Controller and then Director of Mergers & Acquisitions at Medical Imaging Centers of America, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's directors, executive officers and beneficial owners of more than ten percent (10%) of the Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company. SEC regulations also require such persons to furnish the Company with copies of all such reports.

Based solely upon its review of the copies of such reports furnished to it, or written representations from the reporting persons that no forms were required to be filed, the Company believes that during the fiscal year ended January 31, 2004 all section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee

The Company's Board of Directors has identified Wm. Robert Wright II as its Audit Committee Financial Expert, as defined by Item 401 of Regulation S-K. Mr. Wright is an independent Board member, as defined by Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act.

Code of Ethics

We have adopted the Factory 2-U Stores, Inc. Standards of Business Conduct, which is applicable to all of our employees, including our chief executive officer, chief financial officer, controller and all vice presidents. Our Standards of Business Conduct complies with the requirements of the Sarbanes-Oxley Act of 2002 and the regulations promulgated by the Securities and Exchange Commission thereunder. We have filed a copy of our Standards of Business Conduct as an exhibit to this annual report.

Item 11.   Executive Compensation

Compensation of Directors

We pay each director who is not a Lead Director or an employee of ours an annual fee of $12,000 plus $1,250 for attendance at each meeting of the Board of Directors ($250 for a telephonic meeting). Additionally, prior to our Chapter 11 filing, at the end of each fiscal quarter, we granted each director who was not an employee 250 shares of common stock and awarded a cash payment equal to the closing market price of our common stock on such date times 500 shares. Since the Petition Date, we have discontinued such equity-related grants and awards.


We also reimburse all directors for any out-of-pocket travel expenses incurred in attending meetings.

Ronald Rashkow Lead Director Agreement

On November 4, 2002, Mr. Rashkow was appointed to the newly created position of Lead Director by our Board of Directors under the terms of an agreement. We have neither assumed nor rejected the agreement under the federal bankruptcy laws. Mr. Rashkow's service as Lead Director will continue at the pleasure of the Board of Directors for up to three years. Under the terms of his agreement, Mr. Rashkow receives monthly compensation of $12,500, plus reimbursement of all reasonable out-of-pocket travel and other expenses related to the performance of his duties as Lead Director. He is also entitled to receive $3,500 per day, plus reimbursement of all reasonable out-of-pocket travel and other expenses related to the performance of his duties as Lead Director, for each day of service in excess of six days per quarter.

As an inducement to secure his services as Lead Director, Mr. Rashkow also received options to purchase 50,000 shares of our common stock on November 4, 2002 at an exercise price of $1.61, the fair market value of our common stock on the date of grant. The options vested immediately and are exercisable for five years from the date of grant. As a further inducement to secure his services, Mr. Rashkow also received 25,000 shares of restricted common stock, subject to his completion of 12 months of service as Lead Director. Mr. Rashkow has a target grant of 25,000 similar shares of restricted common stock, subject to his completion of 24 months of service, and another 25,000 shares subject to his completion of 36 months of service. His receipt of these restricted shares, in addition to the length of service requirement, will be commensurate with our Chief Executive Officer's achievement of his performance goals for the applicable year. If the goals are not attained, the shares will not be granted.

Compensation of Executive Officers

Employment Contracts with Named Executive Officers

The following employment agreements and other arrangements with respect to our named executive officers are described as in effect as of January 31, 2004. We have neither assumed nor rejected the employment agreements under the federal bankruptcy laws.

Norman Plotkin Employment Agreement

Prior to Mr. Plotkin's appointment as Chief Executive Officer on December 10, 2003, we employed Mr. Plotkin as Executive Vice President - Store Development, Human Resources and General Counsel, pursuant to a one-year employment agreement dated May 20, 2003 that was entered into prior to the Petition Date. His employment agreement was automatically extended under its terms for an additional one-year period, and will continue to be extended on each anniversary thereafter, unless either Mr. Plotkin or we give notice to the other at least 90 days before an extension is to take effect that either does not desire the employment term to be extended.

Under the employment agreement, Mr. Plotkin's base salary was $285,000 annually. After his appointment as Chief Executive Officer, his base salary was increased to $400,000 annually. Mr. Plotkin's target bonus for the fiscal year ended January 31, 2004 was 50% of his annual base salary for that year. Under the employment agreement, for each subsequent fiscal year Mr. Plotkin's target bonus will be based on 50% of his base salary in effect as of the start of that fiscal year. Also, the employment agreement provides that if the performance objectives accepted by the Compensation Committee are exceeded in any year, the annual bonus will be increased by 1% of his base salary for each 1% of excess, up to a maximum bonus of 100% of his base salary for the achievement of 150% of the performance objectives. If the performance objectives are not met, Mr. Plotkin will not be entitled to any bonus.

On May 20 2003, we granted Mr. Plotkin non-qualified options to purchase 50,000 shares of our common stock at an exercise price of $3.26 per share, the fair market value of our stock on the date of grant. These options vest in tranches of 3,125 shares on each March, June, September and December 30 during the first four years of his employment term. The options in each tranche will be exercisable for a period of five years after the vesting of that tranche.

In addition, on September 17, 2003, we granted Mr. Plotkin 50,000 restricted shares of our common stock for $500. These restricted shares will vest in installments as follows: 16,666.7 shares when the closing market price of our common stock equals or exceeds $10 per share for 20 consecutive trading days in any three-month period, an additional 16,666.7 shares will vest when the closing market price of our common stock equals or exceeds $20 per share for 20 consecutive trading days in any three-month period; and 16,666.7 shares will vest when the closing market price equals or exceeds $30 per share for 20 consecutive trading days in any three-month period. Mr. Plotkin's right to receive any shares of restricted stock that has not vested prior to April 10, 2008 will terminate and the restricted stock will be returned to us. Additionally, Mr. Plotkin will not be entitled to sell any vested shares of restricted stock until the expiration of two years from the effective date of his employment agreement.

Melvin Redman Employment Agreement

Mr. Redman resigned his position with us as of April 27, 2004. Prior to his appointment as Executive Vice President and Chief Operating Officer on January 13, 2004, we employed Mr. Redman as Executive Vice President - Store Operations and Distribution, pursuant to a one-year employment agreement dated January 6, 2003 that was entered into prior to the Petition Date. His employment agreement was automatically extended under its terms for an additional one-year period, and would have continued to be extended on each anniversary thereafter.

Under the employment agreement, Mr. Redman's base salary was $500,000 annually. Mr. Redman received a signing bonus in the amount of $100,000 upon beginning his employment. Mr. Redman's target bonus for the fiscal year ended January 31, 2004 was 50% of his annual base salary for that year. Under the employment agreement, for each subsequent fiscal year, Mr. Redman's target bonus would have been based on 50% of his base salary in effect as of the start of that fiscal year. If the performance objectives accepted by the Chief Executive Officer had been exceeded in any year, the annual bonus would have increased by 1% of his base salary for each 1% of excess, up to a maximum bonus of 100% of his base salary for the achievement of 150% of the performance objectives. Mr. Redman would have received no bonus if the performance objectives were not met.

As an inducement necessary to secure his services, on January 6, 2003, we granted Mr. Redman non-qualified options to purchase 125,000 shares of our common stock at an exercise price per share of $3.13, the fair market value of our stock on the date of grant. These options vested in tranches of 7,812.5 shares on each March 30, 2003, June 30, 2003, September 30, 2003 and December 30, 2003, and would have vested in tranches of 7,812.5 shares on the 30th of each December, March, June and September during the next three years of his employment term. The non-qualified options in each tranche would have been exercisable for a period of five years after the vesting of that tranche.

As a further inducement necessary to secure his services, we also granted Mr. Redman on January 6, 2003, 125,000 restricted shares of our common stock for $1,250. These restricted shares would have vested in installments as follows:
41,666.7 shares when the closing market price of our common stock equals or exceeds $10 per share for 20 consecutive trading days in any three-month period; an additional 41,666.7 shares when the closing market price of our common stock equals or exceeds $20 per share for 20 consecutive trading days in any three-month period; and 41,666.7 shares would have vested when the closing market price equals or exceeds $30 per share for 20 consecutive trading days in any three-month period. Mr. Redman's right to receive any shares of restricted stock that has not vested terminated as a result of his resignation, and all of such restricted shares were forfeited.

A.J. Nepa Employment Agreement

We employed A.J. Nepa, Executive Vice President - General Merchandise Manager, pursuant to a one-year employment agreement dated November 10, 2003 that expires on November 9, 2004, provided that at the scheduled end of the initial employment term, and on each anniversary thereafter, his employment term will be automatically extended for an additional one-year period unless either Mr. Nepa or we give notice to the other at least 90 days before an extension is to take effect that either does not desire the employment term to be extended.

Under the employment agreement, Mr. Nepa's base salary is $250,000 annually. Mr. Nepa's target bonus for the fiscal year ending January 29, 2005 is 50% of his annual base salary for that year. Under the employment agreement, for each subsequent fiscal year, Mr. Nepa's target bonus will be based on 50% of his base salary in effect as of the start of that fiscal year. If the performance objectives accepted by the Chief Executive Officer are exceeded in any year, the annual bonus will be increased by 1% of his base salary for each 1% of excess, up to a maximum bonus of 100% of his base salary for the achievement of 150% of the performance objectives. If the performance objectives are not met, Mr. Nepa will not be entitled to any bonus.

As an inducement to secure his services, on November 10, 2003 we granted Mr. Nepa non-qualified options to purchase 50,000 shares of our common stock at an exercise price per share of $2.56, the fair market value of our stock on the date of grant. These options vest in tranches of 3,125 shares on each March, June, September and December 30 during the first four years of his employment term. The options in each tranche will be exercisable for a period of five years after the vesting of that tranche.

As a further inducement to secure his services, we also granted Mr. Nepa on November 10, 2003, 50,000 restricted shares of our common stock for $500. These restricted shares will vest in installments as follows: 16,666.7 shares when the closing market price of our common stock equals or exceeds $10 per share for 20 consecutive trading days in any three-month period, an additional 16,666.7 shares will vest when the closing market price of our common stock equals or exceeds $20 per share for 20 consecutive trading days in any three-month period; and 16,666.7 shares will vest when the closing market price equals or exceeds $30 per share for 20 consecutive trading days in any three-month period. Mr. Nepa's right to receive any shares of restricted stock that has not vested prior to November 10, 2008 will terminate and the restricted stock will be returned to us. Additionally, Mr. Nepa will not be entitled to sell any vested shares of restricted stock until the expiration of two years from the effective date of his employment agreement.

Severance Agreements

On December 10, 2003, William R. Fields' employment with us was terminated. Under the terms of his employment agreement with us, he was entitled to twelve months of his base salary, all accrued but unpaid compensation, vacation pay and reimbursable business expenses through his termination date, payable in a lump sum in the amount of approximately $1.0 million. In addition, he was entitled to the amounts or benefits owing under benefit plans and policies, exclusive of cash severance policies and up to three years of COBRA premiums. We have neither assumed nor rejected Mr. Fields' employment agreement under the federal bankruptcy laws. As a result of the Chapter 11 filing on January 13, 2004, Mr. Fields' severance payments have not been made.

On January 5, 2004, Douglas C. Felderman's employment with us was terminated. Under the terms of his employment agreement with us, he was entitled to twelve months of his base salary in the total amount of $285,000, of which $50,000 was paid. We have neither assumed nor rejected Mr. Felderman's employment agreement under the federal bankruptcy laws. As a result of the Chapter 11 filing on January 13, 2004, no further severance payments have been made to Mr. Felderman.

Compensation Committee Report on Executive Compensation

The discussion below describes our compensation practices and principles for fiscal 2003 prior to the Petition Date. During the pendency of our bankruptcy case, our compensation practices and principles are subject to the jurisdiction of the Court. We have submitted to the Court a proposed key employee retention plan with respect to which the Court has yet to act.

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

Annual Incentive Compensation. Our executive officers participate in a discretionary incentive bonus plan which provides for the payment of annual bonuses in cash or stock (or both), based on our success in attaining financial objectives, and subjective factors established from time to time by the Compensation Committee or the Board of Directors. With the exception of those executives who have separate employment agreements with us, the Compensation Committee normally considers aggregate incentive cash and stock bonus payments to the executive officers, as a group, of up to 50% of their base salaries, and any bonus payments in excess of 50% of the aggregate base salaries, may be paid in cash or stock, at the discretion of the Compensation Committee. The
Compensation Committee did not award annual incentive bonus payments to any of our executive officers for fiscal 2003.

Compensation of the Chief Executive Officer. Mr. Plotkin was appointed Chief Executive Officer on December 10, 2003 and elected as a director on our Board of Directors in March 2004. Mr. Plotkin's base salary is $400,000 annually. The Compensation Committee determined Mr. Plotkin's compensation by considering his prior experience, expertise and compensation paid to other executives with similar experience in comparable companies. In determining Mr. Plotkin's compensation, the Compensation Committee took into account Mr. Plotkin's extensive prior experience. Mr. Plotkin has been with us since July 1998 and has held the positions of Executive Vice President of Store Development, Human Resources and General Counsel and for a period in 2002 he assumed responsibility over Store Operations. The Compensation Committee concluded that Mr. Plotkin's compensation was commensurate with the compensation paid to other executives with similar experience in comparable companies.

Compensation of the former Chief Executive Officer. Mr. Fields joined the Company in November 2002 as Chairman of our Board of Directors and Chief Executive Officer. Under the terms of his employment agreement, Mr. Fields' base salary was $750,000 annually. For the first year of his employment term, Mr. Fields received a guaranteed bonus of $375,000, that was payable in 12 monthly installments. The Compensation Committee determined Mr. Fields' compensation by considering his prior experience and expertise, compensation paid to other executives with similar experience in comparable companies, and what would be required in order to induce Mr. Fields to join the Company. In determining Mr. Fields' compensation, the Compensation Committee took into account Mr. Fields' extensive prior experience, including his 24 years of experience with Wal-Mart, culminating in his serving as Chief Executive Officer and President of Wal-Mart Stores Division during 1993 through 1996, as well as his experience as Chairman and Chief Executive Officer of Blockbuster Entertainment Group during 1996 and 1997 and as Chief Executive Officer and President of Hudson's Bay Company during 1997 though 1999. The Compensation Committee concluded that Mr. Fields' compensation was required in order to induce him to join the Company and that it was commensurate with the compensation paid to other executives with similar experience in comparable companies.

Stock Options. The primary objective of the stock option program is to link our interests and those of our executive officers and other selected employees to those of the stockholders through significant grants of stock options. The Compensation Committee bases the aggregate number of options it recommends on practices of comparable companies, while grants of stock options to specific employees reflect their expected long-term contribution to our success. As a result of the Chapter 11 filing, the Company is not currently granting stock options to its employees.

Compensation Committee:

Willem F.P. de Vogel, Chairman
Peter V. Handal

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors was, during fiscal 2003 or at any other time, one of our officers or employees.

Summary of Cash and Other Compensation

The following table contains information about the compensation during fiscal 2003 of our former principal executive officer; current principal executive officer; our two other most highly paid executive officers who served as executive officers at the end of fiscal 2003 and received salary and bonus in excess of $100,000 during fiscal 2003; and two other named executive officers who were not serving as executive officers at the end of fiscal 2003:


                                          SUMMARY COMPENSATION TABLE

                                        Annual Compensation     Long-Term Compensation
                                        -------------------     ----------------------
                             Fiscal                                                         All Other
    Name and Principal       Year                                Securities Underlying    Compensation
         Position              (1)    Salary ($)    Bonus ($)           Options              ($) (2)
         --------              ---    ----------    ---------    ---------------------    ------------

William R. Fields (3)         2003       $663,461  $ 312,500                   -             $326,944
Former Chief Executive        2002        158,754     62,500             250,000               40,328
Officer and Chairman of         -               -          -                   -                    -
the Board


Norman G. Plotkin (4)         2003        290,308          -              50,000                2,071
Chief Executive Officer       2002        285,000    112,468                   -                2,200
and Director                  2001        282,500          -                   -               15,689

Douglas C. Felderman (5)      2003        270,750          -              50,000               87,102
Former Executive Vice         2002        285,000     94,271                   -                  987
President and                 2001        283,250          -                   -               66,195
Chief Financial Officer

Melvin C. Redman  (6)         2003        480,769          -                   -              123,694
Former Executive Vice           -               -          -                   -                    -
President - Chief               -               -          -                   -                    -
Operating Officer

John W. Swygert (7)           2003        146,442          -              25,000                  881
Former Senior Vice              -               -          -                   -                    -
President - Chief               -               -          -                   -                    -
Financial Officer

Larry I. Kelley (8)           2003        216,923     58,333                   -               42,242
Former Executive Vice           -               -          -                   -                    -
President - Merchandising       -               -          -                   -                    -
and Marketing

---------------------------------------------------------------------------------------------------------

Note:The aggregate amount of any other annual compensation is less than the lesser of $50,000 or 10% of such person's total annual salary and bonus.

(1) We refer to a fiscal year by the year in which most of the activity occurred (for example, we refer to fiscal year ended January 31, 2004 as fiscal 2003).

(2) "All Other Compensation" for fiscal 2003 includes (i) matching contributions under our 401(k) Savings Plan of $1,973 for Mr. Felderman, $2,071 for Mr. Plotkin and $881 for Mr. Swygert; (ii) payment of moving expenses of $326,944 for Mr. Fields and $123,694 for Mr. Redman; (iii) final vacation pay of $35,129 for Mr. Felderman and $8,695 for Mr. Wong; and (iv) severance payments of $50,000 for Mr. Felderman and $41,538 for Mr. Wong.

(3) Mr. Fields was Chief Executive Officer and Chairman of the Board until his termination of employment on December 10, 2003. Mr. Fields received $312,500 during fiscal 2003 and $62,500 during fiscal 2002, of his guaranteed first year bonus of $375,000 under the terms of his employment agreement.

(4) Mr. Plotkin was appointed Chief Executive Officer effective December 10, 2003 and a member of the Board of Directors effective March 16, 2004.

(5)  As of January 5, 2004, Mr. Felderman was no longer an employee.

(6)  As of April 27, 2004, Mr. Redman was no longer an employee.

(7)  As of February 20, 2004, Mr. Swygert was no longer an employee.

(8)  As of August 11, 2003, Mr. Kelley was no longer an employee.

Grants of Stock Options

The following table sets forth information concerning the award of stock options during fiscal 2003. We have never granted stock appreciation rights.


                                         % of Total                                Potential Realizable
                           Number of      Options                                    Value at Assumed
                           Securities    Granted to   Exercise                       Annual Rates of
                           Underlying    Employees    or Base                    Stock Price Appreciation
                            Options      in Fiscal    Price        Expiration      For Option Term (1)
                           Granted (#)     Year      ($/Share)       Date
                                                                                   5% ($)        10%($)
     Name                  ----------    ---------   --------      -----------     ------        ------
     ----

William R. Fields (2)              -             -   $      -                -  $        -     $       -
Norman G. Plotkin             50,000         7.54%       3.26        3/30/2012      89,866       221,345
Douglas C. Felderman (3)      50,000         7.54%       3.26        3/30/2012      89,866       221,345
Melvin C. Redman (4)               -             -          -                -           -             -
John W. Swygert (5)           25,000         3.77%       4.26        9/17/2013      66,977       169,734
Larry I. Kelley (6)                -             -          -                -           -             -

(1) Amounts shown represent the potential value of granted options if the assumed annual rates of stock appreciation are maintained over the terms of the granted options. The assumed rates of appreciation are established by regulation and are not intended to be a forecast of our performance or to represent our expectations with respect to the appreciation, if any, of the common stock.

     Any value of our common stock underlying the options will depend on the value, if any, ascribed to our common stock in any plan of reorganization which may be confirmed. As described earlier, we believe that, in light of the Chapter 11 filing, the value of our common stock is highly speculative. Accordingly, we are not presently ascribing any value to the above options. Nevertheless, in order to comply with SEC rules, this column sets forth the estimated present value of the options granted during fiscal year 2003.

(2) As of December 10, 2003, Mr. Fields was no longer an employee. All such options expired unexercised 3 months after that date.

(3) As of January 5, 2004, Mr. Felderman was no longer an employee. All such options expired unexercised 3 months after that date.

(4)  As of April 27, 2004, Mr. Redman was no longer an employee.

(5) As of February 20, 2004, Mr. Swygert was no longer an employee. All such options expired unexercised 60 days after that date.

(6) As of August 11, 2003, Mr. Kelley was no longer an employee. All such options expired unexercised on that date.

Exercise of Stock Options and Holdings

The following table sets forth information concerning exercises of stock options during fiscal 2003 and the fiscal year-end value of unexercised options. We have never granted stock appreciation rights.

                                  Aggregated Option Exercises in Fiscal 2003
                                      Fiscal 2003 Year-End Option Values


                           Shares                     Number of Securities
                           Acquired     Value        Underlying Unexercised         Value of Unexercised
                              On       Realized    Options at Fiscal Year End (#)  In-the-Money Options at
          Name             Exercise      ($)                                         Fiscal Year End ($)
          ----             --------   ---------
                                                  Exercisable   Unexercisable   Exercisable   Unexercisable
                                                  -----------   -------------   -----------   -------------

William R. Fields (1)          -      $    -            78,125         171,875   $      -       $      -
Norman G. Plotkin              -           -            72,523          56,131          -              -
Douglas C. Felderman (2)       -           -            89,585          60,415          -              -
Melvin C. Redman (3)           -           -            31,250          93,750          -              -
John W. Swygert (4)            -           -             9,080          35,920          -              -
Larry I. Kelley (5)            -           -                 -               -          -              -


(1) As of December 10, 2003, Mr. Fields was no longer an employee. All such options expired unexercised 3 months after that date.

(2) As of January 5, 2004, Mr. Felderman was no longer an employee. All such options expired unexercised 3 months after that date.

(3) As of April 27, 2004, Mr. Redman was no longer an employee. All such options will expire 3 months after that date.

(4) As of February 20, 2004, Mr. Swygert was no longer an employee. All such options expired unexercised 60 days after that date.

(5) As of August 11, 2003, Mr. Kelley was no longer an employee. All such options expired unexercised on that date.

Long-Term Incentive Plans - Awards in Last Fiscal Year




                            Number of
                             Shares,
                            Units or
                             Other
          Name              Rights (#)          Performance or Other Period Until Maturation or Payout
          ----             ----------           ------------------------------------------------------

William R. Fields               -
Former Chief Executive
Officer and Chairman of
the Board

Norman G. Plotkin          50,000 (1)   Restricted stock shares potentially vest in three increments of
Chief Executive Officer                 16,666.7 shares each.  The first increment vests when the closing
and Director                            market price of our common stock equals or exceeds $10 for 20 consecutive trading days in any three-month period.  The second increment vests when the closing market price of our common stock equals or exceeds $20 for 20 consecutive trading days in any three-month period.  The third increment vests when the closing market price of our common stock equals or exceeds $20 for 20 consecutive trading days in any three-month period.

Douglas C. Felderman (2)   50,000       Restricted stock shares would have vested in three increments of
Former Executive Vice                   16,666.7 shares each.  The first increment would have vested when
President and                           the closing market price of our common stock equals or exceeds $10
Chief Financial Officer                 for 20 consecutive trading days in any three-month period.  The second increment would have vested when the closing market price of our common stock equals or exceeds $20 for 20 consecutive trading days in any three-month period.  The third increment would have vested when the closing market price of our common stock equals or exceeds $20 for 20 consecutive trading days in any three-month period.
Melvin C. Redman  (3)           -
Executive Vice President
- Chief Operating Officer

John W. Swygert (4)             -
Former Executive Vice
President - Chief
Financial Officer

Larry I. Kelley (5)             -
Former Executive Vice
President -
Merchandising and
Marketing

---------------------------------------------------------------------------------------------------------

(1) Mr. Plotkin received a restricted stock grant of 50,000 shares of common stock on September 17, 2003 when the closing market price of our common stock was $4.26 per share. Mr. Plotkin's right to receive any shares of restricted stock that have not vested prior to September 17, 2008 will terminate and the restricted stock will be returned to us. Additionally, Mr. Plotkin will not be entitled to sell any vested shares of restricted stock until the expiration of two years from the date of grant. Mr. Plotkin is entitled to receive dividends that are paid on common stock and he has the right to vote his restricted shares.

(2) As of January 5, 2004, Mr. Felderman was no longer an employee. Mr. Felderman received a restricted stock grant of 50,000 shares of common stock on September 17, 2003 when the closing market price of our common stock was $4.26 per share. Mr. Felderman's right to receive any shares of restricted stock terminated as a result of the termination of his employment and the restricted stock has been returned to us.

(3)  As of April 27, 2004, Mr. Redman was no longer an employee.

(4)  As of February 20, 2004, Mr. Swygert was no longer an employee.

(5)  As of August 11, 2003, Mr. Kelley was no longer an employee.

                                PERFORMANCE CHART

The following chart compares the five-year cumulative total return (change in stock price plus reinvested dividends) on our common stock with the total returns of the Nasdaq Composite Index, a broad market index covering stocks listed on the Nasdaq National Market, the Dow Jones Retailers Broadline Index ("Industry Index") which currently encompasses 22 companies, and the companies in the Family Clothing Retail industry (SIC Code 5651), a group currently encompassing 23 companies (the "SIC Index"). This information is provided through January 31, 2004, the end of fiscal 2003.




              COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
                 FACTORY 2-U STORES, INC., NASDAQ MARKET INDEX,
                          INDUSTRY INDEX AND SIC INDEX



                                FISCAL YEAR 2003
                                  (1998 = 100)


       Measurement Period             Factory 2-U         Nasdaq
      (Fiscal Year Covered)          Stores, Inc.     Composite Index  Industry Index    SIC Index

              1998                       100.00             100.00           100.00       100.00
              1999                       198.48             149.59           115.13        91.88
              2000                       351.57             107.10           117.80        81.28
              2001                       149.58              75.46           130.15        53.91
              2002                        22.67              52.09            98.62        49.80
              2003                         3.67              81.75           121.70        72.59


The composition of the Industry Index is as follows: BJ's Wholesale Club, Inc., Bon-Ton Stores, Inc., Coles Myer Ltd., Controladora Comer Mex, Cost-U-Less, Inc., Costco Wholesale Corp., Daiei Inc ADR, Dillard's, Inc., Dollar General Corp., Duckwall-Alco Stores, Inc., Family Dollar Stores, Inc., Federated Dept. Stores, Fred's, Inc., Ltd., J.C. Penney Holding Co., May Department Stores, Overstock.com Inc., Pricesmart, Inc., Retail Ventures, Inc., Sears, Roebuck & Co., Shopko Stores Inc., Target Corporation and Wal-Mart Stores, Inc.

The composition of the SIC Index is as follows: Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitter, Big Dog Holdings, Inc., Buckle, Inc., Burlington Coat Factory Warehouse, Casual Male Retail Group, Chico's FAS, Inc., Children's Place Retail Stores, Factory 2-U Stores, Inc., Freestar
Technologies, Gadzooks, Inc., Gap, Inc., Goody's Family Clothing, Gymboree Corp., Harold's Stores, Inc., Nordstrom, Inc., Ross Stores, Inc., Stage Stores, Inc., Stein Mart, Inc., Syms Corp., Urban Outfitters, Inc., and Wilsons the Leather Expert.

Source:  Media General Financial Services





Item 12.   Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

The following persons are known by us, based solely upon information filed by such persons with the Securities Exchange Commission, to have owned beneficially more than 5% of any class of our voting securities as of April 23, 2004:

        Name and Address                                      Common Stock
        of Beneficial Owner                   Number        Percent of Class
        -------------------                   ------        ----------------

  Lonestar Partners, L.P. (1)               1,584,000           8.8%
  Gryphon Master Fund, L.P. (2)             1,205,269           6.7%
  Couchman Partners, L.P. (3)               1,192,200           6.6%
  Conus Partners, Inc. (4)                  1,011,450           5.6%
  Cannell Capital LLC (5)                     900,000           5.0%
-------------------------------------------------------------------------------

(1) Based solely on our review of the Schedule 13G filed by such stockholder with the SEC: The address of the beneficial owner is One Maritime Plaza, 11th Floor, San Francisco, CA 94111. Lonestar Partners, L.P. ("Lonestar") filed its 13G with the SEC on January 23, 2004 and claimed beneficial ownership of 1,584,000 shares, or 8.8% of our common stock. The statement was filed by Lonestar a Delaware limited partnership, with respect to Shares owned by it, Lonestar Capital Management LLC, a Delaware limited liability company ("LCM"), the investment adviser to and general partner of Lonestar, with respect to the Shares held by Lonestar, and Jerome L. Simon ("Simon"), the manager and sole member of LCM, with respect to Shares held by Lonestar. The Shares reported hereby for Lonestar are owned directly by Lonestar. LCM, as general partner and investment adviser to Lonestar, may be deemed to be the beneficial owner of all such Shares owned by Lonestar. Simon, as the manager and sole member of LCM, may be deemed to be the beneficial owner of all such Shares held by Lonestar. Each of LCM and Simon hereby disclaim any beneficial ownership of any such Shares.

(2) Based solely on our review of the Schedule 13G filed by such stockholder with the SEC: The address of the beneficial owner is 100 Crescent Court, Suite 490, Dallas, Texas 75201. Gryphon Master Fund, L.P. ("Master Fund") filed its 13G with the SEC on January 27, 2004 and claimed beneficial ownership of 1,205,269 shares, or 6.7% of our common stock. The statement was filed by Master Fund, Gryphon Partners L.P. ("Gryphon Partners"), Gryphon Management Partners, L.P. ("GMP"), Gryphon Advisors, LLC ("Gryphon Advisors"), and E.B. Lyon, IV ("Lyon"). The shares of our common stock are owned directly by Master Fund. The General Partner of Master Fund is Gryphon Partners, L.P., which may be deemed to be the beneficial owner of all such shares of our common stock owned by Master Fund. The General Partner of Gryphon Partners is GMP, which may be deemed to be the beneficial owner of all such shares of our common stock owned by Mater Fund. The General Partner of GMP is Gryphon Advisors, which may be deemed to be the beneficial owner of all such shares of our common stock owned by Master Fund. Lyon controls Gryphon Advisors and may be deemed to be the beneficial owner of all such shares of our common stock owned by Master Fund. Each of Gryphon Partners, GMP, Gryphon Advisors and Lyon disclaims any beneficial ownership of any such shares of our common stock owned by Master Fund.

(3) Based solely on our review of the Schedule 13G filed by such stockholder with the SEC: The statement filed on March 29, 2004 was jointly filed by Couchman Partners, L.P. ("CP"), Capital LLC ("CC"), and Jonathan Couchman (together with CP and CC, the "Reporting Persons"). Because Jonathan Couchman is the sole member of the Management Board of CC, which in turn is the partner of CP, the Reporting Persons may be deemed, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Act"), to be the beneficial owners of all shares of our common stock held by CP. The Reporting Persons are filing this joint statement, as they may be considered a "group" under Section 13(d)(3) of the Act. However, neither the fact of this filing nor anything contained herein shall be deemed to be an admission by the Reporting Persons that such a group exists. The principal business address of CP is c/o Hedge Fund Services (BVI) Limited, James Frett Building, PO Box 761, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands. The principal business of CC and Mr. Couchman is 800 Third Avenue, 31st Floor, New York, New York 10022.

(4) Based solely on our review of the Schedule 13G filed by such stockholder with the SEC: The address of the beneficial owner is One Rockefeller Plaza, 19th Floor, New York, New York 10020. Conus Partners, Inc. filed its
     Schedule 13G with the SEC on January 22, 2004 and claimed beneficial ownership of 1,011,450 shares, or 5.6% of our common stock.

(5) Based solely on our review of the Schedule 13G filed by such stockholder with the SEC: The address of the beneficial owner is 150 California Street, Fifth Floor, San Francisco, CA 94111. Cannell Capital LLC filed its
     Schedule 13G with the SEC on November 5, 2003 and claimed beneficial ownership of 900,000 shares, or 5.0% of our common stock. This statement was filed by (i) Cannell Capital, LLC, a California limited liability company and California licensed investment adviser ("IA"), (ii) J. Carlo Cannell ("Managing Member"), (iii) The Anegada Fund Limited ("Anegada"),
     (iv) The Cuttyhunk Fund Limited ("Cuttyhunk"), (v) Tonga Partners, L.P. ("Tonga"), (vi) GS Cannell Portfolio, LLC ("GS Cannell") and (vii) Pleiades Investment Partners, LP ("Pleiades") (collectively, the Reporting Persons). Managing Member controls IA by virtue of Managing Member's position as managing member and majority owner of IA. IA's beneficial ownership of the Common Stock is direct as a result of IA's discretionary authority to buy, sell, and vote shares of such Common Stock for its investment advisory clients. Managing Member's ownership of Common Stock is indirect as a result of Managing Member's ownership and management of IA. The beneficial ownership of Managing Member is reported solely because Rules 13d-1(a) and
     (b) under the Securities Exchange Act of 1934, as amended, require any person who is "directly or indirectly" the beneficial owner of more than five percent of any equity security of a specified class to file a Schedule 13G. The answers in blocks 6, 8, 9 and 11 above and the response to item 4 by Managing Member are given on the basis of the "indirect" beneficial ownership referred to in such Rule, based on the direct beneficial ownership of Common Stock by IA and the relationship of Managing Member to IA referred to above.

On April 23, 2004, The Depository Trust Company owned of record 17,003,657 shares of common stock, constituting 94.88% of our outstanding common stock. We understand these shares were held beneficially for members of the New York Stock Exchange, some of whom may in turn have been holding shares beneficially for customers.

Management Stockholders

As of April 23, 2004, our directors and executive officers beneficially owned the following amounts of our voting securities:

                                              Amount and
                                               Nature of
                                              Beneficial       Percent of
Name of Beneficial Owner                      Ownership (1)       Class
------------------------                      -------------    ----------

Willem F.P. de Vogel                             22,847             *
Norman Dowling                                        -             -
Peter V. Handal                                  92,267             *
A.J. Nepa (2)                                    56,250             *
Norman G. Plotkin (2)                           160,791             *
Ronald Rashkow (3)                              320,704          1.8%
Melvin C. Redman (2)(4)                         164,063             *
Wm. Robert Wright II                             13,617             *
Directors and Officers as a Group (8 persons)   830,539          4.6%

-------------------------------------------------------------------------------

*      Less than 1%.


(1) Includes shares which may be acquired within 60 days through the exercise of stock options or warrants, as follows: Mr. de Vogel, 3,000 shares; Mr. Handal, 6,500 shares; Mr. Nepa, 6,250 shares; Mr. Plotkin, 86,902 shares; Mr. Rashkow, 56,500 shares; Mr. Redman, 39,063 shares; and Mr. Wright, 6,500 shares; all officers and directors as a group, 204,715 shares.

(2) Includes shares considered beneficially owned under SEC rules, but that are subject to restrictions on disposition, as follows: Mr. Nepa, 50,000 shares; Mr. Plotkin, 50,000 shares; and Mr. Redman, 125,000 shares.

(3) Includes 45,525 shares of common stock held by Mr. Rashkow's spouse, 2,340 shares of common stock held by a limited partnership of which Mr. Rashkow is the general partner and 56,500 shares, which Mr. Rashkow may acquire within 60 days through the exercise of stock options.

(4) As of April 27, 2004, Mr. Redman was no longer an employee. His right to receive any shares of restricted stock that has not vested terminated, and all of such restricted shares were forfeited. In addition, his options will expire 3 months after that date.

Item 13.   Certain Relationships and Related Transactions

Transactions with Management and Others

In March 1997, we entered into an agreement with Three Cities Research, Inc. ("TCR") engaging TCR to act as financial advisors to us. Under this agreement, we paid TCR an annual fee of $50,000 and reimbursed TCR all of its out-of-pocket expenses incurred for services rendered, up to an aggregate of $50,000 annually. As of January 31, 2004, we no longer engage TCR as our financial advisors. We reimbursed TCR for out-of-pocket expenses in the amounts of $46,000, $47,000 and $34,000 during fiscal 2003, 2002 and 2001, respectively. In addition, we paid legal fees in the amount of $24,000 to TCR in connection with our private equity placements during fiscal 2003. As of January 31, 2004, TCR did not own any of our outstanding common stock, however a principal of TCR is still a member of our Board of Directors.

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

Indebtedness of Management

During fiscal years 1997 and 1998, we sold to our executive management shares of our Series B Preferred Stock, which were subsequently converted to common stock. With the exception of Michael M. Searles, our former Chief Executive Officer, and Johnathan W. Spatz, our Former Chief Financial Officer, each of the executives paid for his or her shares by giving us a full-recourse promissory note secured by the purchased stock. Each note accrues interest at 8% per annum and requires principal payments equivalent to 16.25% of the annual bonus paid to the purchaser (if such bonus is actually paid in a given year) and a balloon payment of the unpaid principal and interest at maturity. Each of the notes matures five years after the date it was made.

Mr. Searles' promissory note in the principal amount of $1,400,000 was partial-recourse and was due on April 29, 2003. Mr. Searles was liable for the payment of principal and accrued but unpaid interest on his note up to $600,000 (including the value of the shares of our stock securing the note) and we had the right to retain the stock securing his note with respect to the balance of any principal and accrued interest on his note to the extent such stock had a value in excess of $600,000 (but not in excess of the outstanding balance of principal and accrued interest). We had forgiven interest payments aggregating $157,808 through November 7, 2002, but Mr. Searles' note accrued interest from November 7, 2002 to April 29, 2003. On April 29, 2003, the principal and accrued interest due on Mr. Searles' note was $1,458,608 and we foreclosed on the collateral which had a market value of $1,198,750, resulting in a deficiency of $259,858, for which Mr. Searles does not have personal liability under the terms of the note.

Mr. Plotkin's promissory note was outstanding during fiscal 2002, but as of March 21, 2003, Mr. Plotkin had repaid his promissory note in full in the amount of $101,008.

On April 29, 2003, the principal and accrued interest on two notes due from Mr. Spatz, were $688,197 and the collateral's market value on that date was $376,744, resulting in a deficiency of $311,453, for which Mr. Spatz is personally liable for $136,614 of the deficiency under the terms of his notes. Based on Mr. Spatz's current financial condition, we have elected, at this time, to forbear our collection efforts regarding the amount for which he is personally liable.

Additionally, on April 29, 2003, the principal and accrued interest on the notes due from Tracy W. Parks, our former Executive Vice President and Chief Operating Officer, was $117,042. On that date, we foreclosed on the collateral which had a market value of $82,197, resulting in a deficiency of $34,845, for which Mr. Parks was personally liable under the terms of his notes. In August 2003, we received payment in full from Mr. Parks to repay the outstanding principal balance of his note plus interest.

Item 14.   Principal Accounting Fees and Services

The following table shows the aggregate fees billed to us by Ernst & Young LLP for fiscal years ended January 31, 2004 and February 1, 2003.


                                                        Fiscal Year Ended
                                                   -----------------------------
                                                     January 31,    Februaray 1,
                                                        2004             2003
                                                   -----------------------------
                                                        Fees             Fees
                                                   -----------------------------

Audit Fees(1)                                        $ 50,600           $144,468

Audit-Related Fees (2)                                 27,396                  -

Tax Fees                                                    -                  -

All Other Fees                                              -                  -
                                                     --------           --------
     Total Fees                                      $ 77,996           $144,468
                                                     ========           ========


(1) Includes fees for professional services provided in conjunction with the audit of our financial statements and review of our quarterly financial statements;

(2) Includes fees for assurance and related professional services primarily related to services provided in connection with our registration statements on Form S-3 filed with respect to the resale of securities sold in the private offerings in March 2003 and August 2003.

Our Audit Committee's policy is to pre-approve all audit and permissible audit-related services provided by the independent auditors. Our Audit Committee considers annually for pre-approval a list of specific services and categories of services, including audit and audit-related services, for the upcoming or current fiscal year. All non-audit services are approved by our Audit Committee in advance on a case-by-case basis. Any service that is not included in the approved list of services or that does not fit within the definition of a pre-approved service is required to be presented separately to our Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, by other means of communication.

All fees were pre-approved in accordance with our Audit Committee pre-approval policy. Our Audit Committee considered and concluded that the provision of those services provided by Ernest & Young LLP was compatible with the maintenance of the auditor's independence in conducting auditing functions.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  1.   Financial Statements.

               See  Index to Financial Statements contained in Item 8.

          2.   Financial Statement Schedules.

               Schedule II Valuation and Qualifying  Accounts  contained on page
               59.

               All other schedules are omitted because of the absence of conditions under which they are required or because the required information is set forth in the financial statements and notes thereto.

          3.   Exhibits. See Item 15(c).

      (b) Reports on Form 8-K.

          On December 24, 2003, we filed a report on Form 8-K regarding an amendment to our Amended and Restated Financing Agreement, announcing an agreement in principle with holders of our Junior Subordinated Notes to amend the scheduled payment dates and announcing revised expectations for sales and operating results for the fourth quarter ended January 31, 2004. The full text of our press release dated December 23, 2003 was attached as an exhibit to the Form 8-K.

          On January 7, 2004, we filed a report on Form 8-K regarding the termination of Douglas C. Felderman as Chief Financial Officer effective January 5, 2004, and the appointment of John Swygert as Chief Financial Officer on an interim basis. The full text of our press release dated January 6, 2004 was attached as an exhibit to the Form 8-K.

          On January 16, 2004, we filed a report on Form 8-K regarding the following: (1) our filing of a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code on January 13, 2004, (2) our receipt of a commitment for a $45 million DIP financing facility from the CIT Group/Business Credit, Inc. and GB Retail Funding, LLC, (3) our appointment of Norman G. Plotkin as Chief Executive Officer and John
          W. Swygert as Chief Financial Officer, (4) the discontinuation of our mid-month sales updates and monthly sales press releases, and (5) the notice from Nasdaq of its determination to delist us and our intention not to appeal. The full text of the press releases dated January 13, 2004 and January 15, 2004 related to items (1), (2) and (3) above were furnished and attached as an exhibit to the Form 8-K. The full text of the press release dated January 16, 2004 related to item (5) above was furnished and attached as an exhibit to the Form 8-K. In addition, the full text of our DIP financing facility agreement was filed and attached as an exhibit to the Form 8-K.

          On January 22, 2004, we furnished a report on Form 8-K regarding our filing of a motion with the Court seeking authorization to close 44 stores. The full text of our press release dated January 22, 2004 was furnished and attached as an exhibit to the Form 8-K.

          On February 3, 2004, we furnished a report on Form 8-K regarding the decision by the Court to grant final approval for the use of the entire $45 million debtor-in-possession financing agreement. The full text of our press release dated February 2, 2004 was furnished and attached as an exhibit to the Form 8-K.

          On February 17, 2004, we filed a report on Form 8-K regarding the resignation of John W. Swygert as Chief Financial Officer, effective February 20, 2004.

          On March 22, 2004, we filed a report on Form 8-K regarding the appointment of Norman Dowling as Executive Vice President and Chief Financial Officer effective March 22, 2004 and the election of Norman
          G. Plotkin to our Board of Directors effective March16, 2004. The full text of our press release dated March 22, 2004 was furnished and attached as an exhibit to the Form 8-K.

    (c)   Exhibits.

          Reference is made to the Index to Exhibits immediately preceding the exhibits thereto.


                                                Schedule II
                                         Factory 2-U Stores, Inc.
                                     Valuation and Qualifying Accounts
                 Fiscal Year Ended January 31, 2004, February 1, 2003 and February 2, 2002
                                              (in thousands)

                                                                  Additions
                                          Balance at     Charged to     Charged to                    Balance at
                                          Beginning       Costs and       Other                         End of
            Description                   of Period       Expenses       Accounts      Deductions       Period
            -----------                   ----------     ----------     ----------     ----------     ----------

As of January 31, 2004
    Notes Receivable Allowance           $    2,340      $      60      $       -      $  (1,109)     $    1,291
    Inventory Valuation Allowance             8,362         10,155              -         (7,100)         11,417
    FY02 Restructuring Reserve               12,411           (471)             -         (7,125)          4,815
    FY01 Restructuring Reserve                4,774         (1,076)             -         (2,329)          1,369

As of February 1, 2003
    Notes Receivable Allowance           $        -      $   2,340      $       -      $       -      $    2,340
    Inventory Valuation Allowance             1,152          7,210              -              -           8,362
    FY02 Restructuring Reserve                    -         14,398              -          (1,987)        12,411
    FY01 Restructuring Reserve               21,154         (4,969)             -         (11,411)         4,774

As of February 2, 2002
    Inventory Valuation Allowance        $    1,265      $       -      $       -       $    (113)  $      1,152
    FY01 Restructuring reserve                    -         21,231              -             (77)        21,154

Index to Exhibits

Exhibit
Number                                     Document
--------------------------------------------------------------------------------
2.1        (1)    Plan and Agreement of Merger dated June 18, 1998 between
                  Family Bargain Corporation and General Textiles, Inc.
3.1        (2)    (i)  Restated Certificate of Incorporation
                  (ii) Bylaws
4.1        (1)    Junior Subordinated Note Agreement dated April 30, 1998 among
                  General Textiles, American Endeavour Fund Limited and London
                  Pacific Life & Annuity Company
4.2        (1)    Form of Warrant dated April 30, 1998
10.1       (3)    Factory 2-U Stores, Inc. Employee Stock Purchase Plan
10.2       (4)    Amended and Restated Factory 2-U Stores, Inc. 1997 Stock
                  Option Plan
10.3       (5)    Factory 2-U Stores, Inc. Employee Compensation Agreements
10.4       (6)    Financing Agreement between The CIT Group/Business Credit,
                  Inc. (as Agent and a Lender) and Factory 2-U Stores, Inc. (as
                  Borrower), dated as of March 3, 2000
10.5       (6)    First Amendment to the Financing Agreement between The CIT
                  Group/Business Credit, Inc. (as Agent and a Lender) and
                  Factory 2-U Stores, Inc. (as Borrower), dated as of March 3,
                  2000
10.6       (6)    Amended Employment Agreement between Factory 2-U Stores, Inc.
                  and Michael M. Searles
10.7       (7)    Second Amendment to the Financing Agreement between The CIT
                  Group/Business Credit, Inc. (as Agent and a Lender) and
                  Factory 2-U Stores, Inc. (as Borrower), dated as of April 10,
                  2001
10.8       (7)    Third Amendment to the Financing Agreement between The CIT
                  Group/Business Credit, Inc. (as Agent and a Lender) and
                  Factory 2-U Stores, Inc. (as Borrower), dated as of April 9,
                  2002
10.9       (8)    Fourth Amendment to the Financing Agreement between The CIT
                  Group/Business Credit, Inc. (as Agent and a Lender) and
                  Factory 2-U Stores, Inc. (as Borrower), dated as of September
                  16, 2002
10.10     (10)    Fifth Amendment to the Financing Agreement between The CIT
                  Group/Business Credit, Inc. (as Agent and a Lender) and
                  Factory 2-U Stores, Inc. (as Borrower), dated as of February
                  14, 2003
10.11     (10)    Sixth Amendment to the Financing Agreement by and among The
                  CIT Group/Business Credit, Inc. (as Agent and a Lender),
                  Factory 2-U Stores, Inc. (as Borrower), and GB Retail Funding
                  LLC (a Lender), dated as April 10, 2003
10.12      (9)    Employment Agreement, dated as of November 7, 2002, by and between Factory 2-U Stores, Inc. and William R. Fields
10.13      (9)    Letter Agreement, dated as of November 4, 2002, by and between
                  Factory 2-U Stores, Inc. and Ronald Rashkow
10.14     (10)    Employment Agreement, dated as of January 6, 2003, by and
                  between Factory 2-U Stores, Inc. and Melvin Redman
10.15     (10)    Employment Agreement, dated as of January 6, 2003, by and
                  between Factory 2-U Stores, Inc. and Larry I. Kelley
10.16     (10)    Industrial/Commercial Single-Tenant Lease as of March 8, 2002,
                  by and between Factory 2-U Stores, Inc. (as Tenant) and ORIX
                  Otay, LLC (as Landlord)
10.17     (11)    Employment Agreement, dated as of May 20, 2003, by and between
                  Factory 2-U Stores, Inc. and Douglas C. Felderman
10.18     (11)    Employment Agreement, dated as of May 20, 2003, by and between
                  Factory 2-U Stores, Inc. and Norman G. Plotkin
10.19     (12)    Employment Agreement, dated as of November 10, 2003, by and between Factory 2-U Stores, Inc. and A.J. Nepa
10.20     (13)    First Amendment to Amended and Restated Financing Agreement by
                  and among The CIT Group/Business Credit, Inc. (as Agent and a
                  Lender), Factory 2-U Stores, Inc. (as Borrower), and GB Retail
                  Funding LLC (a Lender), dated December 23, 2003
10.21     (14)    Second Amended and Restated Financing Agreement by and among
                  The CIT Group/Business Credit, Inc. (as Agent and a Lender),
                  Factory 2-U Stores, Inc. (as Borrower), and GB Retail Funding
                  LLC (a Lender), dated  January 12, 2004
10.22       *     Second Amendment to Amended and Restated Financing Agreement
                  by and among The CIT Group/Business Credit, Inc. (as Agent and a Lender), Factory 2-U Stores, Inc. (as Borrower), and GB
                  Retail Funding LLC (a Lender), dated January 12, 2004

10.23       *     First Amendment to the Second Amended and Restated Financing
                  Agreement by and among The CIT Group/Business Credit, Inc.
                 (as Agent and a Lender), Factory 2-U Stores, Inc. (as Borrower)
                  , and GB Retail Funding LLC (a Lender), dated January 30, 2004
10.24       *     Agency Agreement, dated as of February 10, 2004, by and
                  between The Great American Group and Factory 2-U Stores, Inc.
10.25       *     Second Amendment to the Second Amended and Restated Financing
                  Agreement by and among The CIT Group/Business Credit, Inc.
                 (as Agent and a Lender), Factory 2-U Stores, Inc. (as Borrower)
                  , and GB Retail Funding LLC (a Lender), dated March 10, 2004
14.1        *     Standards of Business Conduct
23.1        *     Consent of Ernst & Young LLP, Independent Auditors
23.2        *     Information regarding consent of Arthur Andersen LLP
31.1        *     Certification of the Chief Executive Officer filed pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
31.2        *     Certification of the Chief Financial Officer filed pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
32.1       **     Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002 by Norman G. Plotkin, Chief Executive Officer
32.2       **     Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Norman Dowling, Executive Vice President and Chief
                  Financial Officer

(1) Incorporated by reference to Registration Statement on Form S-2, No. 333-58797 filed with the SEC on October 14, 1998.
(2) Incorporated by reference to Registration Statement on Form S-1, No. 33-77448 filed with the SEC on April 7, 1994.
(3) Incorporated by reference to Registration Statement on Form S-8 No. 333-94123 filed with the SEC on January 5, 2000.
(4) Incorporated by reference to Registration Statement on Form S-8 No. 333-40682 filed with the SEC on June 30, 2000.
(5) Incorporated by reference to Registration Statement on Form S-8 No. 333-89267 filed with the SEC on October 19, 1999.
(6) Incorporated by reference to Form 10-K for the fiscal year ended January 29, 2000 filed with the SEC on April 24, 2000.
(7) Incorporated by reference to Form 10-K for the fiscal year ended February 2, 2002 filed with the SEC on April 19, 2002.
(8) Incorporated by reference to Form 10-Q for the quarterly period ended August 3, 2002 filed with the SEC on September 17, 2002.
(9) Incorporated by reference to Form 8-K for report dated November 7, 2002 filed with the SEC on November 19, 2002.
(10) Incorporated by reference to Form 10-K for the fiscal year ended February 1, 2003 filed with the SEC on May 2, 2003.
(11) Incorporated by reference to Form 10-Q for the quarterly period ended May 3, 2003 filed with the SEC on June 17, 2003.
(12) Incorporated by reference to Form 10-Q for the quarterly period ended November 1, 2003 filed with the Sec on December 16, 2003.
(13) Incorporated by reference to Form 8-K for report dated December 22, 2003 filed with the SEC on December 24, 2003.
(14) Incorporated by reference to Form 8-K for report dated January 13, 2004 filed with the SEC on January 16, 2004.


*        Filed herewith.

**       Furnished herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               FACTORY 2-U STORES, INC.



                                               By:/s/ Norman G. Plotkin
                                                  ----------------------------
                                                      Norman G. Plotkin
                                                      Chief Executive Officer

      Dated:  April 30, 2004



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Company and in the capacities and on the date indicated.


    Signature                     Title                               Date
    ---------                     -----                               ----

    /s/ Norman G. Plotkin         Director and Chief
     ---------------------        Executive Officer               April 30, 2004
     Norman G. Plotkin

    /s/ Norman Dowling            Executive Vice President,       April 30, 2004
    ---------------------         Chief Financial Officer
    Norman Dowling                (Principal Financial and
                                  Accounting Officer)

    /s/ Ronald Rashkow            Lead Director                   April 30, 2004
    ------------------
    Ronald Rashkow

     /S/ Willem de Vogel          Director                        April 30, 2004
    --------------------
    Willem de Vogel

    /s/ Peter V. Handal           Director                        April 30, 2004
    -------------------
    Peter V. Handal

    /s/ Wm. Robert Wright II      Director                        April 30, 2004
    ------------------------
    Wm. Robert Wright II

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and the
Board of Directors of Factory 2-U Stores, Inc.

We have audited the accompanying balance sheets of Factory 2-U Stores, Inc. (the "Company") as of January 31, 2004 and February 1, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended January 31, 2004 ("fiscal 2003") and February 1, 2003 ("fiscal 2002'). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and financial statement schedule of the Company for the fiscal year ended February 2, 2002 ("fiscal 2001"), were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 27, 2002.

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

In our opinion, the fiscal 2003 and fiscal 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2004 and February 1, 2003 and the results of its operations and its cash flows for the years ended January 31, 2004 and February 1, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related fiscal 2003 and fiscal 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("Statement") No.142 during the first quarter of fiscal 2002.

As discussed above, the financial statements of the Company as of February 2, 2002, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 8, these financial statements have been updated to include the transitional disclosures required by Statement No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of February 3, 2002. Our audit procedures with respect to the disclosures in Note 8 for fiscal 2001 included (i) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that are no longer being amortized to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related net income
(loss)-per-share  amounts.  In our opinion,  the  disclosures for fiscal 2001 in
Note 8 related to the transitional disclosures of Statement 142 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's financial statements for fiscal 2001 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's fiscal 2001 financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that Factory 2-U Stores, Inc. will continue as a going concern, which contemplates continuity of the Company's operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in the notes to the financial statements, on January 13, 2004 Factory 2-U Stores, Inc. filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations raise substantial doubt about Factory 2-U Stores, Inc.'s ability to continue as a going concern. The Company is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, the Company's ability to comply with all debt covenants under the existing debtor-in-possession financing agreement, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that the Company's assets may be liquidated. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.


/s/ ERNST & YOUNG LLP
San Diego, California

April 19, 2004

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

/s/ ARTHUR ANDERSEN LLP



San Diego, California
February 27, 2002



                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                                 Balance Sheets
                                 (in thousands)

                                                        January 31,  February 1,
                                                           2004         2003

                                                        ----------   -----------
ASSETS

Current assets:
  Cash and cash equivalents                               $  9,963      $  3,465
  Merchandise inventory                                     38,168        32,171
  Accounts receivable, net                                     618           884
  Income taxes receivable                                        -         8,200
  Prepaid expenses                                           2,740         5,436
  Deferred income taxes                                          -         9,732
                                                          --------      --------
     Total current assets                                   51,489        59,888

Leasehold improvements and equipment, net                   18,186        28,602
Deferred income taxes                                            -        10,750
Other assets                                                 1,033           963
Goodwill                                                         -        26,301
                                                          --------      --------
                                                          $ 70,708      $126,504
                                                          ========      ========





   The accompanying notes are an integral part of these financial statements.

                                  (continued)



                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                                 Balance Sheets
                                 (in thousands)

                                                        January 31,  February 1,
                                                            2004        2003
                                                        -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  DIP financing facility                                  $       -    $      -
  Current maturities of long-term debt                           36       3,000
  Accounts payable                                            8,257      27,961
  Income tax payable                                          3,500           -
  Sales tax payable                                           5,615       5,840
  Accrued expenses                                           12,560      27,831
                                                         ----------    ---------
        Total current liabilities                            29,968      64,632


Revolving credit facility                                         -       6,300
Long-term debt                                                   92       6,445
Accrued restructuring charges                                     -       1,747
Deferred rent and other liabilities                           2,518       3,061
                                                         ----------    ---------
        Total liabilities not subject to compromise          32,578      82,185
                                                         ----------    ---------

Liabilities subject to compromise                            63,062           -



Stockholders' equity (deficit):
  Common stock, $0.01 par value; 35,000 shares authorized
    and 17,921 shares and 13,476 shares issued and
    outstanding, respectively                                   179         135
  Stock subscription notes receivable                             -      (1,116)
  Additional paid-in capital                                137,964     122,516
  Accumulated deficit                                      (163,075)    (77,216)
                                                           ---------   ---------
        Total stockholders' equity (deficit)                (24,932)     44,319
                                                           ---------   ---------
                                                          $  70,708    $126,504
                                                          ==========   =========


Commitments and contingencies

   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                            Statements of Operations
                      (in thousands, except per share data)

                                                         Fiscal Year Ended
                                          -------------------------------------------------
                                          January 31,        February 1,        February 2,
                                             2004               2003               2002
                                          -------------------------------------------------

Net sales                                 $ 493,297          $ 535,270          $ 580,460
Cost of sales                               340,069            372,885            385,390
                                          ----------         ----------         ----------
Gross profit                                153,228            162,385            195,070

Selling and administrative expenses
  (exclusive of non-cash stock-based
  compensation expense shown below)         180,866            196,435            188,272
Pre-opening and closing expenses                292              1,086              3,086
Amortization of intangibles                       -                  -              1,682
Restructuring charge, net                    (1,547)             9,914             18,360
Stock-based compensation expense                  -                  -                456
                                           ----------        ----------         ----------
  Operating loss                            (26,383)           (45,050)           (16,786)

Interest expense, net                         3,693              1,611                960
                                           ----------        ----------         ----------
Loss before reorgranization items and
  income taxes (benefit)                    (30,076)           (46,661)           (17,746)
Reorganization items                         31,703                  -                  -
                                          ----------        ----------         ----------
Loss before income taxes (benefit)          (61,779)           (46,661)           (17,746)
Income taxes (benefit)                       24,080            (18,152)            (6,850)
                                          ----------         ----------         ----------
Net loss                                  $ (85,859)         $ (28,509)         $ (10,896)
                                          ==========         ==========         ==========



Net loss per share, basic and diluted     $   (5.30)         $   (2.20)         $   (0.85)

Weighted average common shares
  outstanding, basic and diluted             16,187             12,957             12,807








   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                  Statements of Stockholders' Equity (Deficit)
                        (in thousands, except share data)


                                                                        Stock
                                                   Common Stock     Subscription   Additional
                                              ---------------------     Notes        Paid-in      Accumulated
                                              Shares         Amount   Receivable     Capital        Deficit        Total
                                              ----------   -------- ------------   -----------   ------------   -----------


Balance at February 3, 2001                   12,759,304    $  127    $  (2,225)   $  119,646    $   (37,811)   $   79,737
                                              ----------    ------    ----------   ----------    ------------   -----------

Issuance of common stock for exercise
  of stock options                                66,456         1            -           522              -           523

Compensation expense related to the
  removal of price hurdle for performance-
  based stock options                                  -         -             -          456              -           456

Tax effect related to non-qualified stock options      -         -             -          389              -           389

Issuance of common stock to Board members
  as compensation                                  4,000         -             -          106              -           106

Issuance of common stock under
  employee stock purchase plan                    12,386         -             -          251              -           251

Net loss                                               -         -             -            -        (10,896)       (10,896)
                                              ----------    ------   -----------   ----------   -------------    -----------
Balance at February 2, 2002                   12,842,146       128       (2,225)      121,370        (48,707)        70,566
                                              ----------    ------   -----------   ----------   -------------    -----------
Issuance of common stock for exercise
  of stock options                               124,764         1            -           917              -            918

Issuance of common stock to Board
  Members and management as compensation         478,000         5            -            78              -            83

Issuance of common stock under
  employee stock purchase plan                    30,795         1            -           151              -           152

Payments of notes receivable                           -         -           76             -              -            76

Write-down of stock subscription notes
  receivable to fair value                             -         -        1,033             -              -         1,033

Net loss                                               -         -            -             -        (28,509)      (28,509)
                                              ----------    ------    ----------    ---------    ------------    ----------
Balance at February 1, 2003                   13,475,705       135       (1,116)      122,516        (77,216)       44,319
                                              ----------    ------    ----------    ---------    ------------    ----------

Issuance of common stock in private
  placements                                   4,965,379        50            -        17,019              -        17,069

Issuance of common stock to Board members
  and management as compensation                 154,250         1            -            14              -            15

Issuance of common stock under
  employee stock purchase plan                    36,410         -            -            63              -            63

Forfeiture of common stock issued to
  former management                             (375,000)       (4)           -             4              -             -

Payments of notes receivable                           -         -          143             -              -           143

Forfeiture of common stock in connection
  with default on stock subscription notes
  receivable                                    (335,566)       (3)         973        (1,652)             -          (682)

Net loss                                               -         -            -             -        (85,859)      (85,859)
                                              -----------   ------     ---------   ------------   -----------   -----------
Balance at January 31, 2004                   17,921,178    $  179     $      -    $  137,964     $ (163,075)   $  (24,932)
                                              -----------   ------     ---------   ------------   -----------   -----------




   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possiession)
                            Statements of Cash Flows
                                 (in thousands)

                                                                    Fiscal Year Ended
                                                       -----------------------------------------
                                                       January 31,   February 1,   February 2,
                                                          2004          2003          2002
                                                       -----------------------------------------
Cash flows from operating activities
 Net loss                                              $  (85,859)   $  (28,509)   $  (10,896)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
    Depreciation and amortization                          13,602        15,160        14,773
    Loss on disposal of equipment                              81            76           205
    Deferred income tax                                    20,482        (9,748)       (3,240)
    Deferred rent                                            (571)         (550)          264
    Reorganization items                                   31,164             -             -
    Restructuring charge, net                              (1,547)        4,734         4,922
    Stock-based compensation expense                           15            78           562
    Stock subscription notes receivable
        valuation adjustment                                 (708)        1,033             -
    Vendor note receivable valuation reserve                    -         1,106             -
    Other                                                       -           171             -
    Changes in operating assets and liabilities
     Merchandise inventory                                 (7,519)       22,454        (5,286)
     Income taxes - net                                    11,700        (9,311)       (4,347)
     Prepaid expenses and other assets                      3,141         3,430          (369)
     Advances to vendor                                       (51)       (3,118)            -
     Repayments from vendor                                   116           789             -
     Accounts payable                                      22,030        (8,310)       11,077
     Accrued expenses and other liabilities                (5,851)        2,432        19,208
                                                           -------       -------      --------
Net cash provided by (used in) operating activities           225        (8,083)       26,873
                                                           -------       -------      --------

Cash flows from investing activities
 Purchase of leasehold improvements and equipment          (3,493)      (11,001)      (12,694)
                                                           -------      --------      --------
Net cash used in investing activities                      (3,493)      (11,001)      (12,694)
                                                           -------      --------      --------


                                   (continued)





   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                            Statements of Cash Flows
                                 (in thousands)

                                                                      Fiscal Year Ended
                                               ----------------------------------------------------
                                                       January 31,   February 1,    February 2,
                                                          2004          2003           2002
                                               ----------------------------------------------------

Cash flows from financing activities
  Borrowings on revolving credit facility                  148,097       94,794      88,044
  Payments on revolving credit facility                   (154,397)     (88,494)    (88,044)
  Payments on long-term debt and capital
    lease obligations                                       (7,523)      (2,019)     (2,171)
  Proceeds from debt financing                               7,500            -           -
  Payments of debt issuance costs                           (1,123)        (121)        (40)
  Proceeds from issuance of common stock, net               17,069            5         160
  Proceeds from exercise of stock options                        -          918         523
  Payments of stock subscription notes receivable              143           76           -
                                                          ---------    ---------    --------
Net cash provided by (used in) financing activities          9,766        5,159      (1,528)
                                                          ---------    ---------    --------

Net increase (decrease) in cash and cash equivalents         6,498      (13,925)     12,651
Cash and cash equivalents at the beginning of the period     3,465       17,390       4,739
                                                          ---------    ---------   ---------
Cash and cash equivalents at the end of the period       $   9,963     $  3,465    $ 17,390
                                                          =========    =========   =========

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                             $   1,947    $     613    $    387
    Income taxes                                         $      94    $   1,328    $  5,698

Supplemental disclosures of non-cash investing and
  financing activities
    Acquisition of equipment under notes payable         $    151     $       -    $      -
    Foreclosure of collateral on stock subscription
      notes receivable                                   $  1,681     $       -    $      -
    Tax effect related to non-qualified stock options    $      -     $       -    $    389






   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                          Notes to Financial Statements


1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Description of Our Company and Business

          We operate a chain of off-price retail apparel and houseware stores in Arizona, California, Nevada, New Mexico, Oregon, Texas and Washington. We sell branded casual apparel for the family, as well as selected domestics and household merchandise at prices, which generally are significantly lower than other discount stores.

          On January 13, 2004 (the "Petition Date"), we filed a voluntary petition to reorganize under Chapter 11 of the United States
          Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court"), which is currently pending as case number 04-10111(PJW) (the "Chapter 11 filing"). We remain in possession of our properties and continue to operate our business as debtor-in-possession ("DIP") in accordance with the applicable provisions of the Bankruptcy Code.

          At January 31, 2004, we operated 239 stores under the name Factory 2-U. Subsequently, we closed 44 stores located in states listed above as well as Arkansas, Idaho and Oklahoma.

          Fiscal Year

          Our fiscal year is based on a 52/53 week year ending on the Saturday nearest January 31. Fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 included 52 weeks. We define our fiscal year by the calendar year in which most of the activity occurs (e.g. the fiscal year ended January 31, 2004 is referred to as fiscal 2003).

          Basis of Presentation

          The accompanying Financial Statements are prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. In accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), all pre-petition liabilities subject to compromise have been segregated in the Balance Sheet as of January 31, 2004 and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items in the Statement of Operations for fiscal year ended January 31, 2004. Cash used for reorganization items is disclosed separately in the Statement of Cash Flows for fiscal year ended January 31, 2004.

          Our ability to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

          - developing and implementing a long-term strategy to revitalize our business and return to profitability;

          - taking appropriate actions to offset the negative impact the Chapter 11 filing has had on our business and the impairment of vendor relations;

          - operating within the framework of our DIP financing facility, including limitations on capital expenditures and compliance with financial covenants,

          - generating cash flows from operations or seeking other sources of financing and the availability of projected vendor credit terms;

          -    attracting,   motivating   and  retaining  key   executives   and
               associates; and

          - developing, negotiating, and, thereafter, having a plan of reorganization confirmed by the Court.

          These challenges are in addition to other operational and competitive challenges faced by us in connection with our business as an off-price retailer.

          Bankruptcy Accounting

          Since the Chapter 11 filing, we have applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States; however, it requires the financial statements for periods including and subsequent to filing Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

          Cash Equivalents

          We consider all liquid investments with original maturities of three months or less to be cash equivalents.

          Merchandise Inventory

          Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. In addition, consistent with industry practice, we capitalize direct buying (primarily salaries and wages of buyers and their traveling expenses), warehousing, storage and transportation costs. Such costs are thereafter expensed as cost of sales upon the sale of the merchandise. At January 31, 2004 and February 1, 2003, such costs included in inventory were $4.3 million and $3.4 million, respectively. As of January 31, 2004 and February 1, 2003, we had an inventory valuation allowance of $11.6 million and $8.4 million, respectively, which represented our estimate of the cost in excess of the net realizable value of all clearance and slow-moving items. The inventory valuation allowance of $11.6 million as of January 31, 2004 also included a $2.2 million shrink reserve and a $1.7 million allowance related to the sale of inventory at the 44 stores to be closed.

          Leasehold Improvements and Equipment

          Leasehold improvements and equipment are stated at original cost less accumulated depreciation and amortization. Tenant improvement allowances, offered by landlords from time to time, are recorded as a reduction to the original cost of leasehold improvements. Equipment under capital leases is stated at the present value of minimum lease payments at the date of acquisition. Depreciation expense for the fiscal year ended January 31, 2004, February 1, 2003 and February 2, 2002 was $11.9 million, $14.0 million and $14.0 million, respectively. We calculate depreciation and amortization using the straight-line method over the estimated useful lives as follows:

          Leasehold  improvements                     the shorter of the asset's
                                                      useful life or thelease
                                                      term,generally five  years

          Furniture, fixtures and other equipment     three to five years

          Goodwill

          At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which ceases goodwill amortization and instead, requires us to evaluate goodwill for impairment at least annually using a fair value test. In conjunction with our Chapter 11 filing on January 13, 2004, our annual impairment test indicated that goodwill was impaired and we recorded a goodwill impairment charge of $26.3 million.

          At February 1, 2003, we concluded that our goodwill was not impaired. Prior to fiscal 2002, goodwill was amortized on a straight-line basis over 25 years. Goodwill amortization was $1.6 million for the fiscal year ended February 2, 2002.

          We do not have any other intangible assets recorded in our books as of January 31, 2004 and February 1, 2003.

          Comprehensive Loss

          Comprehensive loss for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 did not differ from net loss.

          Asset Impairment

          We assess potential asset impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes an accounting model to be used for long-lived assets to be disposed of by sale or held for use and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations
          - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying value of the asset exceeds the fair value of the asset. In conjunction with our closure of 44 stores soon after January 31, 2004, we recorded an impairment charge of $2.4 million regarding fixed assets located at these stores.

          Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, receivables, payables and accrued expenses approximate fair value due to the short-term nature of such instruments. The carrying amount of the DIP financing facility approximates fair value due to the floating rate on such instrument. The carrying value of long-term debt with fixed payment terms approximates fair value.

          Self-Insurance

          We self-insure or retain a portion of the exposure for losses related to workers' compensation and general liability costs. The self-insured policies provide for both specific and aggregate stop-loss limits. The workers' compensation program for the policy years ended January 31, 2004 and 2003 have a specific stop loss amount of $250,000 with no aggregate stop loss limit. The program for the policy year ended January 31, 2002 had both a specific and aggregate stop loss amount of $250,000 and $3.2 million, respectively. We utilize internal actuarial methods, as well as an independent third-party actuary for the purpose of estimating ultimate costs for a particular policy year. Based on these actuarial methods along with current available information and insurance industry statistics, the ultimate expected losses for the policy years ended January 31, 2004, 2003 and 2002 were estimated to be approximately $3.6 million, $4.7 million and $4.3 million ($3.2 million aggregate stop loss), respectively. Our estimate is based on average claims experience in our industry and our own experience in terms of frequency and severity of claims, with no explicit provision for adverse fluctuation from year to year and is subject to inherent variability. This variability may lead to ultimate payments being either greater or less than the amounts presented above.

          For general liability insurance, our program for fiscal 2003 provided for a specific stop loss of $35,000 per claim with no aggregate stop loss limit.

          Revenue Recognition

          We recognize sales revenue at the time the merchandise is sold to the customer, except for layaway and gift card sale transactions. The recognition of layaway sales and the related cost of sales are deferred until the merchandise is fully paid for and delivered to our customer. Cash received for the layaway transaction in advance is recorded as a liability, which is included in Accounts payable in the accompanying Balance Sheets. Cash received for the sale of gift cards is recorded as a liability, which is included in Accounts payable in the accompanying Balance Sheets. The related liability is reduced and revenue is recognized upon delivery of the layaway merchandise to the customer or upon redemption of the gift card.

          As of January 31, 2004 and February 1, 2003, the balances of the liability recorded in relation to layaway and gift card programs were approximately $300,000.

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

          Advertising Costs

          Advertising costs are expensed as incurred. Advertising costs for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 were approximately $23.5 million, $24.7 million and $20.9 million, respectively.

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

          Costs associated with closing stores consist primarily of inventory liquidation costs which are recognized as incurred, fixed asset impairments as recognized in accordance with SFAS No. 144, and future lease obligations subsequent to the cease use date. Closing costs related to exit or disposal activities initiated prior to December 31, 2002 were recognized as operating expenses at the date of a commitment to an exit or disposal plan.

          Debt Issuance Costs

          Debt issuance costs are amortized to interest expense evenly over the life of the related debt. For fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, amortization for debt issuance costs was $833,000, $118,000 and $132,000, respectively. Debt issuance costs for the fiscal year ended January 31, 2004 included the write-off of remaining unamortized debt issuance costs of approximately $353,000 as a result of the Chapter 11 filing.

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

          In evaluating exposure associated with various tax filing positions, we often accrue charges for probable exposures. The Internal Revenue Service ("IRS") is currently conducting an examination of our consolidated tax returns for the fiscal years 1998 through 2002. We expect the IRS examination to be completed within the next two years. We believe that adjustments, if any, are adequately provided for in the accrued income taxes account in the accompanying financial statements. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected.

          Stock-based Compensation

          We have elected under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to continue using the intrinsic value method of accounting for employee stock- based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation expense is recognized only in the event that the exercise price of options granted is less than the market price of the underlying stock on the date of grant. The fair value method generally requires entities to recognize compensation expense over the vesting period of options based on the estimated fair value of the options granted. We have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

          The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS No. 148.

                                           (in thousands, except per share data)
                                             2003          2002         2001
                                          ----------   ----------   ----------

Net loss before stock-based
  compensation, as reported               $ (85,859)   $ (28,509)   $  (10,896)

Stock based compensation using
  the fair value method, net of tax          (1,901)      (3,159)       (5,877)
                                          ----------   ----------   -----------
Pro-forma net loss                        $ (87,760)   $ (31,668)   $  (16,773)
                                          ==========   ==========   ===========
Pro-forma net loss per share,
  basic and diluted                       $   (5.42)   $   (2.44)   $    (1.31)


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

          The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:



                                                     2003       2002        2001
                                                     ----       ----        ----

             (i)     Expected dividend yield         0.00%      0.00%      0.00%
             (ii)    Expected volatility           107.73%    104.00%     96.86%
             (iii)   Expected life                 7 years    8 years    9 years
             (iv)    Risk-free interest rate        3.68%      3.55%      5.71%


          Loss per Share

          We compute loss per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings
          (loss) per share is computed based on the weighted average shares outstanding. Diluted income (loss) per share is computed based on the weighted average shares outstanding and potentially dilutive common stock equivalent shares. Common stock equivalent shares totaling 144,616, 127,242 and 147,000 for fiscal years ended January 31, 2004,
          February 1, 2003 and February 2, 2002, respectively, are not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

          Use of Estimates

          Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period to prepare these Financial Statements in conformity with generally accepted accounting principles in the United States. Actual results could differ from these estimates.

          Reclassifications

          Certain prior period amounts have been reclassified to conform their presentation to the fiscal 2003 Financial Statements.

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

2.        REORGANIZATION ITEMS

          Reorganization items represent amounts we incurred as a result of the Chapter 11 filing, and are recorded and presented in accordance with SOP 90-7. Reorganization items for the fiscal year ended January 31, 2004 were $31.7 million and consisted of: (1) a non-cash goodwill impairment charge of $26.3 million; (2) a non-cash impairment charge of $2.4 million for fixed assets associated with the 44 stores closed subsequent to January 31, 2004 as part of our reorganization efforts;
          (3) a non-cash inventory valuation reserve of $1.7 million related to the sale inventory at the 44 stores below cost; and (4) $1.3 million of professional fees and other expenses incurred in our bankruptcy case and reorganization efforts.

          Cash payments resulting from reorganization through January 31, 2004 was approximately $1.2 million.

3.        LIABILITIES SUBJECT TO COMPROMISE

          Under the Bankruptcy Code, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. We have received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt, employee payroll and benefits, sales, use and other taxes, and capital lease obligations, all pre-petition liabilities have been classified as Liabilities subject to compromise in the Balance Sheet as of January 31, 2004. Adjustments to pre-petition liabilities may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events. Therefore, the amounts below in total may vary significantly from the stated amounts of proofs of claim that will be filed with the Court.

          The following table summarizes the components of Liabilities subject to compromise in our Balance Sheet as of January 31, 2004.

        (in thousands)                                          January 31, 2004
        ------------------------------------------------------------------------

        Trade and other accounts payable                                $ 41,734
        Junior subordinated notes, net of discount                        10,349
        Restructuring costs, primarily lease termination claims            6,044
        General liability and workers compensation claims                  2,283
        Severance claims                                                   1,385
        Other                                                              1,267
                                                                       ---------
        Liabilities subject to compromise                               $ 63,062
                                                                       ---------


4.        FISCAL 2002 RESTRUCTURING CHARGE

          In December 2002, we recorded a restructuring charge of $14.4 million in conjunction with the decision to close 23 stores as well as to consolidate both our distribution center network and corporate overhead structure. The purpose of these restructuring initiatives was to improve store profitability, reduce costs and improve efficiency.

          In fiscal 2002, the charge and the related liability were recognized in accordance with the Emerging Issues Task Force ("EITF") No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF No. 94-3 provides specific requirements as to the appropriate recognition of costs associated with employee termination and other exit costs.

          As of April 23, 2004, we have closed 20 of these 23 stores and terminated the lease obligations of 14 of these closed stores. In conjunction with our Chapter 11 filing, we rejected 6 leases and recorded a non-cash reduction of $296,000 to adjust the lease termination reserve to the allowed claim amount under the Bankruptcy Code. The three remaining stores have not been closed at this time due to lease concessions agreed to by the landlords.

          In addition, we have completed the consolidation of our two former San Diego distribution centers and our Lewisville, Texas distribution center into one distribution center, which is located at a new facility in San Diego, California. As a result of our Chapter 11 filing, we have rejected the lease of one of our former San Diego, CA distribution centers and the lease of our Lewisville, Texas distribution center. In conjunction with these two lease rejections, we recorded a non-cash adjustment of $355,000 to increase the related lease termination reserve to the allowed claim amount under the Bankruptcy Code. We continue to pay the rent of the other former San Diego distribution center, which is also the location of our corporate headquarters.

          The balance of the liability $4.7 million (included in "Liabilities subject to compromise" in the accompanying Balance Sheet as of January 31, 2004) related to this fiscal 2002 restructuring charge was as follows:

                                                        Non-cash     Balance at
                            Restructuring     Cash    Charges and    January 31,
(in thousands)                 Charge       Payments  Adjustments       2004
                            -------------   --------  -----------   ------------

Lease termination costs*      $ 6,513       $ (2,605)    $ 555        $ 4,463
Employee termination costs      1,027           (723)     (239)            65
Other costs                       807           (354)     (306)           147
                            -------------   ---------  -----------  -----------
                              $ 8,347       $ (3,682)     $ 10        $ 4,675
                            =============   =========  ===========  ===========

          * The non-cash charge portion consists primarily of the write-off of deferred rent and adjustment of estimated lease termination costs to the maximum amount allowed by the Bankruptcy Code.

          The balances of non-cash inventory liquidation costs and fixed asset write-downs related to this fiscal 2002 restructuring charge at January 31, 2004 were as follows:

                                                               Balance at
                            Restructuring        Usage/        January 31,
(in thousands)                 Charge        Adjustments          2004
                            ---------------------------------------------------

Inventory liquidation costs*   $ 1,082         $   (942)           $ 140
Fixed asset write-downs        $ 4,969         $ (4,969)           $   -

          * The balance of inventory liquidation costs of approximately $140,000 was recorded as a valuation allowance for merchandise inventory for two stores that were closed subsequent to January 31, 2004.

5.        FISCAL 2001 RESTRUCTURING CHARGE

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

          We closed all 28 stores during fiscal 2002. As of April 23 2004, we had terminated the lease obligations of 23 of these stores and rejected the remaining 5 leases. As a result of rejecting these leases, we recorded a non-cash adjustment of $161,000 to reduce the reserve to the allowed claim amount under the Bankruptcy Code. In addition, we recorded a non-cash adjustment of $832,000 to reduce the reserve for lease termination costs as a result of favorable experience related to several lease terminations.

          The balance of liability $1.4 million (included in "Liabilities subject to compromise" in the accompanying Balance Sheet as of January 31, 2004) related to the fiscal 2001 restructuring charge was as follows:

                                                        Non-cash      Balance at
                            Restructuring    Cash      Charges and   January 31,
(in thousands)                 Charge      Payments    Adjustments      2004
                            -------------  --------    -----------  ------------

Lease termination costs     $ 13,724      $ (7,986)      $ (4,489)    $ 1,249
Employee termination costs     1,206        (1,152)           (54)          -
Other costs                    1,379        (1,244)           (15)        120
                             -----------  ---------     ----------   -----------
                            $ 16,309      $(10,382)      $ (4,558)    $ 1,369
                            ============  =========     ==========   ===========

          *The non-cash charge portion consists primarily of adjustments made during fiscal 2002 and fiscal 2003 as a result of favorable experience related to lease termination costs.


          As of January 31, 2004, the non-cash inventory liquidation costs and fixed asset write-downs related to this fiscal 2001 restructuring charge were zero.

                                                                 Balance at
                              Restructuring        Usage/        January 31,
(in thousands)                   Charge        Adjustments          2004
                             ---------------------------------------------------

Inventory liquidation costs   $ 2,870         $ (2,870)             $ -
Fixed asset write-downs       $ 2,052         $ (2,052)             $ -


6.        NOTE RECEIVABLE

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

          Through May 27, 2003, we made cash advances in the aggregate of approximately $3.1 million to the Borrower and received cash repayments in the aggregate of approximately $811,000. We also received approximately $1.5 million of inventory from the Borrower to partially offset the advances. On May 27, 2003, we filed a lawsuit against the Borrower and the two guarantors seeking the remaining balance plus interest of approximately $1.1 million due under the agreement. As of January 31, 2004, this amount was fully reserved.

          On September 17, 2003, we entered into a settlement agreement with the Borrower in which the Borrower agreed to make payments in the amount of $500,000 with interest at the rate of 7.5% per annum as full payment for the balance due under the Agreement. Under the settlement agreement, the first payment of $50,000 became due on September 30, 2003. Through January 31, 2004, we have received $50,000 from the
          Borrower, however the amount was received through several smaller payments, the last payment of $9,000 having been received on January 20, 2004. As a result of this default, under the settlement agreement, we reserve the right to reinstate the original amount due under the Agreement.

          Subsequent to January 31, 2004, we received $70,000 from the Borrower for payment under the settlement agreement.


7.        LEASEHOLD IMPROVEMENTS AND EQUIPMENT

          Leasehold improvements and equipment consist of the following (in thousands):

                                                      January 31,    February 1,
                                                         2004           2003
                                                     ----------        ---------

Furniture, fixtures and equipment                     $ 47,810         $ 55,843
Leasehold improvements                                  12,687           14,090
Automobiles                                                965              890
Equipment under capital leases*                          1,830            2,549
                                                      --------         ---------
                                                        63,292           73,372
Less:  accumulated depreciation and amortization       (45,106)         (44,770)
                                                      ---------        ---------
                                                      $ 18,186         $ 28,602
                                                      ---------        ---------

          *All obligations related to capital leases were fully paid prior to February 1, 2003.

          We assess potential asset impairment in accordance with SFAS 144. Recoverability of an asset to be held and used is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying value of the asset exceeds the fair value of the asset. In conjunction with our closure of 44 stores soon after January 31, 2004, we recorded an impairment charge of $2.4 million regarding fixed assets located at these stores.

          As of February 1, 2003, we had asset impairment valuation allowances related to the fiscal 2002 and 2001 restructuring activities totaling $3.8 million. These allowances were recorded as direct reductions of the related assets.

8.        GOODWILL

          As required, we adopted SFAS 142 on February 3, 2002 and ceased the amortization of goodwill accordingly and instead evaluate the carrying value of goodwill for impairment at least annually using a fair value test. In conjunction with our Chapter 11 filing on January 13, 2004, our annual impairment test indicated that goodwill was impaired and we recorded a goodwill impairment charge of $26.3 million.

          At February 1, 2003, we concluded that our goodwill was not impaired.

          Prior to fiscal 2002, goodwill was amortized on a straight-line basis over 25 years. Goodwill amortization was $1.6 million for the fiscal year ended February 2, 2002.

          The following table presents the reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the fiscal year ended February 2, 2002 (in thousands, except per share data):

                                                                        2001
                                                                    ------------

               Reported net loss                                    $  (10,896)
               Add back goodwill amortization, net of tax                  984
                                                                    ------------
               Adjusted net loss                                    $   (9,912)
                                                                    ------------

               Basic net loss per common share
               Reported net loss                                    $    (0.85)
               Goodwill amortization, net of tax                          0.08
                                                                    ------------
               Adjusted net loss                                    $    (0.77)
                                                                    ------------


          We do not have any other intangible assets recorded in our books as of January 31, 2004 or February 1, 2003.


9.        ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                             (in thousands)
                                                             --------------
                                                     January 31,     February 1,
                                                        2004            2003
                                                     -----------     -----------

          Accrued compensation and related costs     $     2,983     $     4,070
          Accrued occupancy                                1,469             693
          Accrued restructuring charges                        -          11,117
          Accrued workers compensation                     5,132           4,741
          Other accrued expenses                           2,976           7,210
                                                     -----------     -----------
                                                     $    12,560     $    27,831
                                                     -----------     -----------


10. DIP FINANCING FACILITY, LONG-TERM DEBT AND PRE-PETITON REVOLVING CREDIT FACILITY

          Long-term  debt  and  revolving  credit  facilities   consist  of  the
          following:

                                                          (in thousands)
                                                          --------------
                                                     January 31,     February 1,
                                                        2004                2003
                                                     -----------     -----------

            Junior subordinated notes,               $    10,349     $     9,445
              non-interest bearing, discounted at
              a rate of 10%, principal payments in
              annual installments of  $3.0 million
              and final balloon payment of $5.3
              million due May 2005
            Less amount subject to compromise            (10,349)             -
            Notes payable                                    128              -
            Less current maturities                          (36)        (3,000)
                                                     ------------     ----------
            Long-term debt, net of current
             maturities                              $        92      $   6,445
                                                     ------------     ----------

            Debtor-in-possession financing facility  $         -      $       -
            Pre-petition revolving credit facility   $         -      $   6,300

          DIP Financing Facility

          In conjunction with our Chapter 11 filing, we entered into a financing agreement with The CIT Group/Business Credit, Inc. (the Tranche A Lender) and GB Retail Funding, LLC (the Tranche B Lender), (collectively the "Lenders") in which the Lenders provide us a $45.0 million revolving credit facility for working capital needs and other general corporate purposes while we operate as a debtor-in-possession (the "DIP financing facility"). This DIP financing facility with a maturity date of January 14, 2005 has since been amended twice, the first amendment on January 30, 2004 and the second amendment on March 10, 2004.

          The DIP financing facility has a superpriority claim status in our Chapter 11 case and is collateralized by first liens on substantially all of our assets, subject to valid and unavoidable pre-petition liens and certain other permitted liens. Under the terms of the DIP financing facility, we may borrow up to 85% of our eligible accounts receivable and up to 70% of our eligible inventory, as defined. However, the DIP financing facility provides for a $5.0 million availability block against our availability calculation, as defined. The DIP financing facility also includes a $20.0 million sub-facility for letters of credit. Interest on the outstanding borrowings under the DIP financing facility is payable monthly and accrues at the rate equal to, at our option, either the prime rate (as announced by JP Morgan Chase Bank) plus 1.50% per annum or LIBOR plus 3.5% per annum. The Tranche B Lender will fully fund $4.0 million within five business days after demand by the Tranche A Lender when the outstanding borrowing provided by the Tranche A Lender first equals or exceeds $6.5 million for three consecutive business days. In the event that there is any outstanding borrowing provided by the Tranche B Lender, such borrowing bears interest at 14.5% per annum payable monthly. We are also obligated to pay a monthly fee equal to 0.375% per annum on the unused available line of credit and a fee equal to 2.5% per annum on the outstanding letters of credit.

          Under the terms of the DIP financing facility, capital expenditures for fiscal 2004 is restricted to $2.0 million. In addition, we are required to be in compliance with financial covenants and other customary covenants. The financial covenants include average minimum availability, cumulative four-week rolling average of cash receipts from store sales and cumulative rolling four-week average of inventory receipts, as defined. The customary covenants include certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, the funds necessary to maintain our operations to become unavailable. The DIP financing facility contains other customary events of default including certain ERISA events, a change of control and the occurrence of certain specified events in the Chapter 11 case. In addition, during the period from December 28, 2004 through January 11, 2005, we are not allowed to have any outstanding borrowings under the revolving credit facility and our outstanding letters of credit cannot exceed $11.0 million.

          As of January 31, 2004, we were in compliance with our covenants and had no borrowings outstanding under the revolving credit facility and outstanding letters of credit of $10.1 million under the sub-facility for letters for credit. As of January 31, 2004, based on our eligible inventory and accounts receivable, we were eligible to borrow $33.8 million under the revolving credit facility and had $17.6 million available after giving effect for the availability block, as defined.

          Pre-petition Revolving Credit Facility

          Prior to the Petition Date, we had a $50.0 million revolving credit facility agreement (the "Financing Agreement") with a financial institution expiring in March 2006. Under this Financing Agreement, we could borrow up to 70% of our eligible inventory and 85% of our eligible accounts receivable, as defined, up to $50.0 million. The revolving credit facility provided for a $7.5 million availability block against our availability calculation, as defined. The Financing Agreement also included a $15.0 million sub-facility for letters of credit. Under the terms of the Financing Agreement, the interest rate could increase or decrease subject to earnings before interest, tax obligations, depreciation and amortization expense (EBITDA), as defined, on a rolling four fiscal quarter basis. Accordingly, prime rate borrowings could range from prime to prime plus 1.00% and LIBOR borrowings from LIBOR plus 1.50% to LIBOR plus 3.00%. We were obligated to pay fees equal to 0.125% per annum on the unused amount of the revolving credit facility. We were contractually prohibited from paying cash dividends on our common stock under the terms of the Financing Agreement without consent of the lender. As amended on April 10, 2003, the facility was secured by a first lien on all company assets excluding furniture, fixtures, machinery and equipment.

          On February 14, 2003, we obtained the lender's consent to the incurrence by us of up to $10.0 million in additional indebtedness, which was secured by a junior lien on the Collateral, as defined.

          On April 10, 2003, we amended the terms of our Financing Agreement (the "Amended and Restated Financing Agreement") to add $7.5 million of term loans, to add financial covenants, and to amend certain reporting provisions and other terms. The term loans consisted of a $6.5 million junior term note secured by all company assets excluding furniture, fixtures, machinery and equipment and a $1.0 million junior term note secured by furniture, fixtures, machinery and equipment. These notes bore interest at the rate of 14.5% per annum on the then current outstanding balance and a maturity date of April 10, 2004.

          On December 22, 2003, we amended the terms of our Amended and Restated Financing Agreement ("First Amendment") to shorten the period that we were required to have zero borrowings, or "clean-up", under the revolving credit facility from 15 consecutive days beginning December 22, 2003 to eight consecutive days beginning December 29, 2003. The First Amendment also required us to pay the full unpaid balance of $600,000 under the Tranche B Loan II on or before December 23, 2003, and we paid it accordingly.

          On January 12, 2004, we amended the terms of our Amended and Restated Financing Agreement ("Second Amendment") in which we were required to pay the full unpaid balance of $6.5 million on or before January 12, 2004, and we paid it accordingly.

          Junior Subordinated Notes

          The Junior Subordinated Notes (the "Notes") are non-interest bearing and were reflected on our balance sheets at the present value using a discount rate of 10%. We are prohibited from paying cash dividends on our common stock under the terms of the Notes without the consent of the note holders.

          As of January 31, 2004 we were in default under the terms of our Notes and have included the net carrying value of $10.3 million (face value of $11.3 million net of a related unamortized discount of $1.0 million) in the line Liabilities subject to compromise. On the Petition Date, we stopped amortizing debt discount related to the Notes, in accordance with SOP 90-7.

          Under the Bankruptcy Code, the claims of holders of the Notes are subject to disallowance to the extent they represent a claim for unmatured interest, i.e., the portion of face value representing unamortized discount. The amount so disallowed may differ from the unamortized discount maintained on our books and records.

11.       INCOME TAXES

          Significant components of income tax expense/(benefit) are as follows:

                                                     (in thousands)
                                       -----------------------------------------
                                         2003            2002            2001
                                      ---------       ---------       ----------

Federal income tax expense (benefit)
   Current                            $  3,298        $ (8,200)        $ (3,069)
   Deferred                             13,696          (8,321)          (2,754)
                                      ---------       ---------        ---------
                                        16,994         (16,521)          (5,823)
                                      ---------       ---------        ---------

State income tax expense (benefit)
   Current                                 300            (204)            (541)
   Deferred                              6,786          (1,427)            (486)
                                      ---------       ---------        ---------
                                         7,086          (1,631)          (1,027)
                                      ---------       ---------        ---------
                                      $ 24,080        $(18,152)        $ (6,850)
                                      ---------       ---------        ---------


          The principal temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


                                                            (in thousands)
                                                  ------------------------------
                                                    January 31,      February 1,
                                                       2004             2003
                                                  -------------    -------------

Deferred tax assets
  Net operating loss carryforwards                  $ 23,438        $ 10,483
  Compensated absences and bonuses                     3,122           3,002
  Deferred rent                                        1,296           1,325
  Closed store accrual                                     -             101
  Excess of tax over book inventory                    4,738           3,648
  Accrued expenses                                     7,992          12,255
  Fixed assets                                         2,196             490
  Other                                                2,445           1,174
                                                    ----------      ----------
  Total gross deferred tax assets                     45,227          32,478
  Less:  valuation allowance                         (45,227)         (7,647)
                                                    ----------      ----------
  Net deferred tax assets                                  -          24,831
                                                    ----------      ----------
 Deferred tax liabilities
  Tax basis difference                                     -           4,349
                                                    ----------      ----------
  Deferred tax liabilities                                 -           4,349
                                                    ----------      ----------
 Net deferred tax asset                             $      -        $ 20,482
                                                    ----------      ----------


          A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recognized to offset deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. A portion of the valuation allowance for deferred tax assets relates to stock option deductions which, when recognized, will be allocated directly to additional paid-in-capital.

          In evaluating exposure associated with various tax filing positions, we often accrue charges for probable exposures. The IRS is currently conducting an examination of our consolidated tax returns for the fiscal years 1998 through 2002. We expect the IRS examination to be completed within the next two years. We believe that adjustments, if any, are adequately provided for in the accrued income taxes account in the accompanying financial statements. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of these accruals, our effective tax rate in a given financial statement period could be materially affected.

          The difference between the expected income tax expense (benefit) computed by applying the U.S. federal income tax rate of 35% to net loss from continuing operations for each of the fiscal years 2003, 2002 and 2001, and the actual tax expense (benefit) is a result of the following:


                                                        (in thousands)
                                                 2003         2002        2001
                                            -------------  ----------  ---------

Computed "expected" tax benefit                $(21,622)   $(16,331)   $ (6,211)
Impairment/Amortization of goodwill              10,100           -         656
Change in valuation allowance                    37,581           -           -
Business credits                                   (325)       (195)       (238)
State income taxes, net of federal income
  tax credit                                     (2,101)     (1,586)     (1,064)
Release of tax contingency reserve                  849           -           -
Other, net                                         (402)        (40)          7
                                               ---------   ---------    --------
                                               $ 24,080    $(18,152)   $ (6,850)
                                               ---------   ---------   ---------

          At January 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $61.2 million that expire starting in fiscal 2005. At January 31, 2004, we had general business credit carryforwards for federal income tax purposes of approximately $2.1 million that expire starting in fiscal year 2014. At January 31, 2004, we had net operating loss carryforwards for state income tax purposes of approximately $24.7 million that expire starting in fiscal 2012.

          A portion of our federal net operating loss carryforwards are subject to annual usage limitations under Section 382 of the Internal Revenue Code, annual use of our net operating loss carry-forwards will be limited due to prior cumulative ownership changes of more than 50% within a three-year period.


12.       LEASE COMMITMENTS

          We operate retail stores, a distribution center and administrative offices under various operating leases. Total rent expense was approximately $40.5 million, $42.5 million and $40.7 million, including contingent rent expense of approximately $95,000, $98,000 and $228,000, for fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

          Rent expense is recorded on a straight-line basis over the life of the lease. For fiscal 2003 and 2001, rent expense charged to operations exceeded cash payment requirements by approximately $202,000 and $264,000, respectively, and resulted in an increase to the deferred rent liability for the same amount. For fiscal 2002, cash payment requirements exceeded rent expense by $414,000.

          At January 31, 2004, the future minimum lease payments under operating leases with remaining non-cancelable terms are as follows:


                                            (in thousands)
                                            --------------

          Fiscal year:
                     2004                     $ 32,781
                     2005                       27,079
                     2006                       20,605
                     2007                       15,459
                     2008                       12,060
               Thereafter                       34,811
                                              --------
               Total minimum lease payments   $142,795
                                              --------

          Amounts included in the above table are related to lease agreements, which we have neither assumed nor rejected as of January 31, 2004. Under the Bankruptcy Code, we may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown in the above table may not reflect actual cash outlays in the future periods.

13.       STOCKHOLDERS' EQUITY

          We have 35,000,000 shares of common stock authorized for issuance at a par value of $0.01 per share. At January 31, 2004, we have reserved 3,157,980 shares of common stock for issuance in connection with our stock option plan. We have also reserved 263,102 shares for issuance under the employee stock purchase plan and 270,190 shares for issuance related to outstanding warrants.

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

          On August 20, 2003, we completed another private offering of 2,450,000 shares of our common stock for net proceeds of approximately $11.4 million, after deducting placement fees and other offering expenses. This transaction also provides for warrants to purchase 490,000 shares at the same price as the initial shares purchased, which expired on December 23, 2003. In addition to the placement fees, the placement agent received warrants to purchase 112,500 shares of our common stock at an exercise price of $6.00 per share, a 7% premium over the closing price of $5.62 on August 20, 2003. These warrants will expire in August 2006.

          We used the net proceeds of these two private offerings primarily for working capital purposes.

          In fiscal 2002, we issued a total of 450,000 restricted shares of common stock to certain of our new senior management members as an inducement to accept employment at the time they were hired. In fiscal 2003, we issued an additional 150,000 restricted shares of common stock to existing and new management members. Of these 600,000 restricted shares, 375,000 shares were forfeited in fiscal 2003 as a result of employment terminations. The remaining 225,000 restricted shares shall vest in installments; 75,000 shares at such time as the closing market price of our common stock equals or exceeds $10.00 per share for 20 consecutive trading days in any three-month period, 75,000 shares at such time as the closing market price of our common stock equals or exceeds $20.00 per share for 20 consecutive trading days in any three-month period, and the final 75,000 shares at such time as the closing market price of our common stock equals or exceeds $30.00 per share for 20 consecutive trading days in any three-month period. In the event that the closing market price of our common stock equals or exceeds $10.00, $20.00 and $30.00 per share for 20 consecutive trading days in any three-month period, at a minimum we may incur non-cash charges of approximately $750,000, $1.5 million, and $2.3 million, respectively.

          We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. During the pendency of the Chapter 11 proceedings, any such dividend would be remote and, in any event, subject to the approval of the Court. We are contractually prohibited from paying cash dividends on our common stock under the terms of our DIP financing facility without the consent of the lenders.


14.       STOCK SUBSCRIPTION NOTES RECEIVABLE

          At February 1, 2003, the outstanding stock subscription notes receivable balance was $1.1 million, net of a valuation allowance. All outstanding stock subscription notes receivable, which were secured by the underlying common stock of the Company, at that time were due from either current or former members of management with a five-year term and had maturity dates ranging from April 29, 2003 to July 29, 2003 and an interest rate of 8.0% per annum. On March 21, 2003, two stock subscription notes in the principal amount of $92,642 and $50,000, respectively, plus accrued interest, were paid in full by current members of management.

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

          In August 2003, we received payment in full from Mr. Parks to repay the outstanding principal balance of his note plus interest. Based on Mr. Spatz's current financial condition, we have elected, at this time, to forbear our collection efforts regarding the amount for which he is personally liable. The outstanding amount of $136,614 plus accrued interest was fully reserved as of January 31, 2004.


15.       WARRANTS AND STOCK OPTIONS

          At January 31, 2004, warrants to purchase 270,190 common shares were outstanding. These warrants have an exercise prices in the range of $3.50 to $19.91 (weighted average exercise price of $9.56) and expire on various dates between May 2005 and August 2006.

          We have a stock option plan, the Amended and Restated Factory 2-U Stores, Inc. 1997 Stock Option Plan (the "Plan") that provides for the granting of incentive or nonqualified stock options. Under the Plan, we may grant up to 3,157,980 options. The options are issued at fair market value with exercise prices equal to our stock price on the date of grant. Options vest over three to five years; are exercisable in whole or in installments; and expire from five to ten years from the date of grant.

          Our Board of Directors has granted stock options to members of the Board and to our management. A summary of our stock option activity and related information is as follows:


                                                 Number of      Weighted average
                                                  options        exercise price
                                               -------------    ---------------

Balance at February 3, 2001                        1,285,432        $ 15.52
Granted                                              238,323          20.64
Exercised                                            (66,456)          7.90
Canceled                                             (41,141)         24.38
                                               --------------      --------
Balance at February 2, 2002                        1,416,158          16.49
Granted                                              807,556           5.34
Exercised                                           (124,764)          7.36
Canceled                                            (375,546)         20.09
                                               --------------     ---------
Balance at February 1, 2003                        1,723,404          11.14
Granted                                              662,720           3.76
Exercised                                                  -              -
Canceled                                            (871,744)         10.64
                                               --------------     ---------
Balance at January 31, 2004                        1,514,380        $  8.19

Exercisable at January 31, 2004                      478,319        $ 13.56


          The following table summarizes information about the stock options outstanding at January 31, 2004:


                                                   Weighted -
                                      average     Weighted-                Weighted-
                      Number of     contractual    average     Number of    average
     Range of          options         life        exercise     options     exercise
  exercise prices    outstanding      (Years)       price     exercisable    price
---------------------------------------------------------------------------------------

  $0.00 - $4.23        725,156          6.9      $   2.52      184,723    $  2.11
  $4.23 - $8.45        339,670          9.6          4.26            -          -
  $8.45 - $12.68        79,404          5.1         12.10       62,046      12.10
  $12.68 - $16.90      133,410          6.7         14.76       69,432      14.98
  $16.90 - $21.13       47,260          7.1         20.62       24,004      20.38
  $21.13 - $25.35       56,660          6.3         24.88       33,296      24.84
  $25.35 - $29.58      103,887          5.8         26.55       83,459      26.39
  $29.58 - $33.80        7,933          6.7         32.43        5,559      32.31
  $33.80 - $38.03       14,500          5.5         37.55       10,500      37.55
  $38.03 - $42.25        6,500          3.9         40.22        5,300      40.64
                     ------------------------------------------------------------
                     1,514,380          7.3      $   8.19      478,319    $ 13.56
                    -------------------------------------------------------------


          In fiscal 2001, we recorded non-cash stock-based compensation expense of $456,000 as a result of the removal of the market price hurdle of 19,361 stock options held by former Executive Vice President who retired in August 2001.

          In fiscal 2003 and 2002, there was no event related to our stock options triggered by the market price hurdle; and therefore, we did not record any non-cash stock-based compensation expense.

16.       EMPLOYEE BENEFITS

          We  sponsor a defined  contribution  plan,  qualified  under  Internal
          Revenue Code Section 401(k), for the benefit of employees who have completed twelve months of service and who work a minimum of 1,000 hours during that twelve-month period. We make a matching contribution equal to 20% of participating employees' voluntary contributions. Participants may contribute from 1% to 15% of their compensation annually, subject to IRS limitations. We contributed approximately $184,000, $238,000 and $232,000 in fiscal 2003, 2002 and 2001, respectively.

          We also sponsor the Factory 2-U Stores, Inc. Employee Stock Purchase Plan (the "ESPP") which allows eligible employees to acquire shares of our Common Stock at a discount from market price, at periodic intervals, paid for with accumulated payroll deductions. The discount is 15% of the lower of the market price per share as quoted on the NASDAQ National Market on the first and last day of an offering period. The ESPP will terminate when all 350,000 shares available for issuance are sold although the ESPP may be terminated earlier by us at any time. At December 31, 2003 the ESPP was temporarily suspended. As of January 31, 2004, eligible employees had purchased 86,898 shares of our common stock under the ESPP.


17.       LEGAL MATTERS, COMMITMENTS AND CONTINGENCIES

          On January 13, 2004, we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. We retain control of our assets and are authorized to operate the business as a debtor-in-possession while being subject to the jurisdiction of the Court. As of the Petition Date, most pending litigation is stayed, and absent further order of the Court, substantially all pre-petition liabilitities are subject to settlement under a plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 case or its effect on our business. If it is determined that the liabilities subject to compromise in the Chapter 11 case exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their fair value and the equity interests of our shareholders may have no value. See Item 1. Business Proceedings Under Chapter 11 of the Bankruptcy Code.

          On or about April 28, 2003, Lynda Bray and Masis Manougian, two of our former employees, filed a lawsuit against us entitled Lynda Bray, Masis Manougian, etc., Plaintiffs v. Factory 2-U Stores, Inc., et al., Defendants, Case No. RCV071918, in the Superior Court of the State of California for the County of San Bernardino (the "Bray Lawsuit"). The First Amended Complaint in the Bray Lawsuit alleges purported claims for: (1) "Failure to Record Hours and or Illegally Modify Recorded Hours Worked;" (2) "Failure to Pay Wages Under State Labor Code, Penal Code and IWC Wage Order 7, Injunctive and Monetary Relief;" (3)
          "Unfair  Business  Practice,  Bus. & Prof.  Code  ss.17200  et.  seq.,
          Failure  to  Pay  Wages  and  Record  Hours  Worked;"  (4)  "Equitable
          Conversion;" and (5) "False Advertising." The thrust of plaintiffs' claim is that the Company failed to pay wages and overtime for all hours worked, failed to document all hours worked, and failed to inform prospective or new employees of unpaid wage claims. Plaintiffs purport to bring this action on behalf of all persons who were employed in one of the California stores at anytime after April 25, 2003. Plaintiffs seek compensatory and exemplary damages, interest, penalties, attorneys' fees and disgorged profits in an amount which plaintiffs estimated to be not less than $100,000,000. Plaintiffs also seek injunctive relief requiring correction of the alleged unlawful practices.

          Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Bray Lawsuit. All proceedings in the Bray Lawsuit are currently stayed pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, subject to the entry of an order by the Court lifting the automatic stay. In the event the Court enters an order lifting the automatic stay, we will continue to vigorously defend against the Bray Lawsuit. If the Bray Lawsuit is decided adversely, the potential exposure could be material to our results of operations.

          In November 2003, Virginia Camarena, a current employee in one of our California stores, filed a lawsuit against us entitled Virginia Camarena, Plaintiff, vs. Factory 2-U Stores Inc., etc., Defendants, Case No. BC305173 in the Superior Court of the State of California for the County of Los Angeles - Central District (the "Camarena Lawsuit"). The plaintiff alleges that we violated the California Wage Orders, California Labor Code, California Business and Profession Code and the Federal Fair Labor Standards Act by failing to pay her wages and overtime for all hours worked, by failing to provide her with statements showing the proper amount of hours worked, and by wrongfully converting her property by failing to pay overtime wages owed on the next payday after they were earned. The plaintiff purports to bring this as an action on behalf of all persons who were employed in one of our California stores or outside the state of California. Plaintiffs seek compensatory, punitive and liquidated damages, restitution, interest, penalties and attorneys' fees. In December 2003, we filed an answer to the complaint and removed the Camarena Lawsuit to the United States District Court for the Central District of California, Case No. CV-03-8880 RGK (SHx), where it is currently pending.

          Although at this stage of the litigation it is difficult to predict the outcome of the case with certainty, we believe that we have meritorious defenses to the Camarena Lawsuit. All proceedings in the Camarena Lawsuit are currently stayed pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, subject to the entry of an order by the Court lifting the automatic stay. In the event the Court enters an order lifting the automatic stay, we will continue to vigorously defend against the Camarena Lawsuit.

          There are numerous other matters filed with the Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities. Although none of these individual matters which have been filed to date have had or are expected to have a material adverse effect on us, our ability to successfully manage the reorganization process and develop an acceptable reorganization plan could be negatively impacted by adverse determinations by the Court on certain of these matters.

          We are at all times subject to pending and threatened legal actions that arise in the normal course of business.

18.       RELATED PARTY TRANSACTIONS

          In March 1997, we entered into an agreement with Three Cities Research, Inc. ("TCR") engaging TCR to act as financial advisor to us. Under this agreement, we paid TCR an annual fee of $50,000 and reimburse TCR for all of its out-of-pocket expenses incurred for services rendered, up to an aggregate of $50,000 annually. As of January 31, 2004, we no longer engage TCR as our financial advisors. We reimbursed TCR for out-of-pocket expenses in the approximate amounts of $46,000, $47,000 and $34,000 during fiscal 2003, 2002 and
          2001, respectively. In addition, we paid legal fees in the amount of $24,000 to TCR in connection with our private equity placements during fiscal 2003. As of January 31, 2004, TCR did not own any of our outstanding common stock, however a principal of TCR is still a member of our Board of Directors.

          On November 4, 2002, with the approval of the Board of Directors, we appointed Ronald Rashkow to a newly-created position as the Lead Director to our Board for three years. In connection with his Lead Director duties, we granted 50,000 options at an exercise price of $1.68 per share, the fair market value of our common stock on the date of grant. These options are fully vested and are exercisable for five years from the date of grant. We also issued 25,000 shares of restricted common shares to Mr. Rashkow at a price of $0.01 per share. These options vested on November 4, 2003, after his completion of 12 months of service as Lead Director. In addition to this equity compensation, we are also required to pay Mr. Rashkow a monthly fee of $12,500 plus reimbursement of all reasonable out-of-pocket expenses.

          On March 6, 2003, two individual investment entities controlled by TCR, Three Cities Offshore II, C.V. and Three Cities Fund II, L.P., participated in our private offering transaction and acquired 407,207 shares and 240,793 shares of our common stock, respectively, at a purchase price of $2.75 per share (a price in excess of the closing market price of our common stock on such date), for an aggregate purchase price of $1,782,000. Mr. Rashkow, our Lead Director, also participated in this private offering transaction and acquired 72,700 shares of our common stock at a price of $2.75 per share (a price in excess of the closing market price of our common stock on such date), for an aggregate purchase price of $199,925. Including these 72,700 shares, Mr. Rashkow's total current direct and indirect ownership of our outstanding common stock is approximately 1.8%.


19.       SUBSEQUENT EVENT

          On February 2, 2004, the Court authorized the closure of 44 stores. On February 11, 2004, the Court approved the agreement between the Great American Group ("Great American") and us in which Great American acts as an exclusive agent to conduct store closing sales at the 44 stores location. The store closing sales started on February 12, 2004. All 44 stores were closed by March 18, 2004 and as of April 23, 2004, we have terminated or assigned a total of 13 leases with these stores and rejected the remaining 31 leases.

          Under the terms of the agreement with Great American, we receive a percentage of the aggregate retail price of the merchandise at the 44 stores as of February 11, 2004, as defined. In addition, we receive reimbursement of sale expenses, as defined, incurred during the store closing sales. Sales proceeds, net of sales tax, received during the store closing sales goes to Great American. As of April 23, 2004, we have received $3.4 million as partial payment for the sale of inventory to Great American. In addition, we have received approximately $1.5 million sale expenses reimbursement. These amounts are subject to final agreed upon reconciliation.

20.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          The results of operations for fiscal 2003 and 2002 were as follows:



                                                (in thousands, except per share data)
                                                -------------------------------------
                                         First         Second         Third          Fourth
                                        Quarter        Quarter        Quarter        Quarter
                                     ------------- --------------- ------------- --------------

Fiscal 2003
-----------
Net sales                            $   104,347   $    123,659    $   121,925   $   143,367
Gross profit                              37,635         38,569         41,656        35,369
Operating loss                            (3,758)        (7,762)        (3,923)      (10,940)
Net loss                                  (2,721)        (5,390)        (3,008)      (74,740)

Loss per share basic & diluted       $     (0.19)  $      (0.35)   $     (0.17)  $     (4.23)


Fiscal 2002
-----------
Net sales                            $  116,951    $     128,088   $   134,506   $    155,725
Gross profit                             41,158           41,029        44,652         35,546
Operating loss                           (4,977)          (9,418)       (4,771)       (25,884)
Net loss                                 (3,141)          (5,837)       (3,516)       (16,015)

Loss per share basic & diluted       $    (0.24)   $       (0.45)  $     (0.27)  $      (1.23)



          As a result of rounding differences, total amounts disclosed in the Statements of Operations may not agree to the sum of the amounts disclosed above for the four quarters.