Form 10-Q
period 2004-05-01
FACTORY 2 U STORES INC
filed 2004-06-10
CIK 813775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 1, 2004
                                        -----------


                         Commission File Number: 1-10089

                          FACTORY 2-U STORES, INC. (1)
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

The number of shares outstanding of the registrant's common stock, as of June 4, 2004 was 17,796,178 shares.


(1) Factory 2-U Stores, Inc. has been operating as a debtor in possession under Chapter 11 of the United States Bankruptcy Code since January 13, 2004.

                            FACTORY 2-U STORES, INC.

              FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 1, 2004

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Factory 2-U Stores, Inc. Balance Sheets as of May 1, 2004 (Unaudited),
         May 3, 2003 (Unaudited) and January 31, 2004  ......................F-1

         Factory 2-U Stores, Inc. Statements of Operations (Unaudited) for the
         13 weeks ended May 1, 2004 and May 3, 2003 .........................F-3

         Factory 2-U Stores, Inc. Statements of Cash Flows (Unaudited) for the
         13 weeks ended May 1, 2004 and May 3, 2003 .........................F-4

         Factory 2-U Stores, Inc. Notes to Financial Statements (Unaudited)..F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........12

Item 4.  Controls and Procedures .............................................12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................12

Item 6.  Exhibits and Reports on Form 8-K ....................................12

Signatures    ................................................................13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                                 Balance Sheets
                                 (in thousands)


                                            May 1,        May 3,     January 31,
                                            2004           2003         2004
                                            ------        ------     -----------
                                          (Unaudited)   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                 $ 5,487      $  5,414       $ 9,963
  Merchandise inventory                      46,534        66,012        38,168
  Accounts receivable, net                      884           623           618
  Income tax receivable                           -         1,756             -
  Prepaid expenses                            3,863         6,258         2,740
  Deferred income taxes                           -         9,753             -
                                            ---------    ---------     --------
          Total current assets               56,768        89,816        51,489

  Leasehold improvements and equipment, net  16,094        26,594        18,186
  Deferred income taxes                           -        10,750             -
  Other assets                                1,366           936         1,033
  Goodwill                                        -        26,301             -
                                            ---------    ---------     --------
                                            $74,228      $154,397       $70,708
                                            =========    =========     ========









   The accompanying notes are an integral part of these financial statements.


                                   (continued)


                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                                 Balance Sheets
                                 (in thousands)
                                   (continued)


                                              May 1,      May 3,     January 31,
                                               2004        2003          2004
                                              ------      ------     -----------
                                           (Unaudited) (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  DIP financing facility                     $ 3,015      $     -      $     -
  Current maturities of long-term debt            36        3,021           36
  Junior secured term loans                        -        7,500            -
  Accounts payable                            16,013       43,844        8,257
  Income tax payable                           3,492            -        3,500
  Sales tax payable                            4,142        2,748        5,615
  Accrued expenses                            14,670       27,693       12,560
                                            ---------     --------     ---------
     Total current liabilities                41,368       84,806       29,968

Revolving credit facility                          -       11,535            -
Long-term debt                                    83        6,754           92
Accrued restructuring charges                      -        1,747            -
Deferred rent and other liabilities            2,073        2,822        2,518
                                            ---------     ---------    ---------
     Total liabilities not subject
       to compromise                          43,524      107,664       32,578
                                            ---------     ---------    ---------

Liabilities subject to compromise             67,986            -       63,062


Stockholders' equity (deficit):
  Common stock, $0.01 par value;
    35,000 shares authorized
    and 17,796 shares, 15,657 shares
    and 17,921 shares issued and
    outstanding, respectively                    178          157          179
  Additional paid-in capital                 137,965      126,513      137,964
  Accumulated deficit                       (175,425)     (79,937)    (163,075)
                                            ---------    ---------   ----------
      Total stockholders' equity (deficit)   (37,282)      46,733      (24,932)
                                            ---------    ---------   ----------

                                            $ 74,228     $154,397     $ 70,708
                                            =========    =========   ===========




   The accompanying notes are an integral part of these financial statements.



                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)



                                                        13 Weeks Ended
                                                        --------------
                                                   May 1,              May 3,
                                                    2004                2003
                                                  -------              ------
Net sales                                        $ 80,326            $ 104,347
Cost of sales                                      52,913               66,712
                                                ----------          ------------
      Gross profit                                 27,413               37,635

Selling and administrative expenses                31,165               41,255
Pre-opening and closing expenses                       14                  138
                                                ----------          ------------
      Operating loss                               (3,766)              (3,758)

Interest expense, net                                 375                  634
                                                ----------          ------------
Loss before reorganization items
  and income tax benefit                           (4,141)              (4,392)
Reorganization items                                8,210                    -
                                                ----------          ------------
Loss before income tax benefit                    (12,351)              (4,392)
Income tax benefit                                      -               (1,671)
                                                ----------          ------------
Net loss                                        $ (12,351)           $  (2,721)
                                                ==========          ============



Net loss per share, basic and diluted           $   (0.70)           $   (0.19)


Weighted average common shares outstanding,
  basic and diluted                                17,696               14,620






   The accompanying notes are an integral part of these financial statements.


                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                          13 Weeks Ended
                                                          --------------
                                                    May 1, 2004     May 3, 2003
                                                    -----------     -----------
Cash flows from operating activities
  Net loss                                          $ (12,351)       $ (2,721)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                     2,349           3,305
      Gain on disposal of equipment                        (4)              -
      Deferred rent                                      (621)           (239)
      Reorganization items                              7,874               -
      Stock subscription notes receivable
        valuation adjustment                                -            (708)
      Issuance of common stock to board members
        as compensation                                     -               5
      Other non-cash changes                              (71)              -
      Changes in operating assets and liabilities
        Merchandise inventory                          (8,366)        (33,840)
        Prepaid expenses and other assets              (2,225)          8,051
        Advances to vendor                                  -             (16)
        Repayments from vendor                             70               4
        Accounts payable                                7,756          15,883
        Income taxes payable                               (8)         (4,848)
        Accrued expenses and other liabilities         (1,740)            (17)
        Liabilities subject to compromise                 (94)              -
                                                   ------------    ------------
Net cash used in operating activities                  (7,431)        (15,141)

Cash flows from investing activities

  Purchases of leasehold improvements and equipment       (51)         (1,032)
                                                   ------------    -------------
Net cash used in investing activities                     (51)         (1,032)

Cash flows from financing activities
  Borrowings on revolving credit facility              66,702          42,507
  Payments on revolving credit facility               (63,687)        (37,272)
  Payments on long-term debt                               (9)              -
  Proceeds from debt financing                              -           7,500
  Proceeds from issuance of common stock, net               -           5,672
  Payment of deferred debt issuance costs                   -            (428)
  Payments of stock subscription notes receivable           -             143
                                                   ------------    -------------
Net cash provided by financing activities               3,006          18,122

Net increase (decrease) in cash                        (4,476)          1,949
Cash at the beginning of the period                     9,963           3,465
                                                   ------------    -------------
Cash at the end of the period                       $   5,487       $   5,414
                                                   ============    =============

Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                        $     206       $     347
    Incomes taxes                                   $       9       $      88

Supplemental disclosure of non-cash investing
  and financing activities
    Acquisition of equipment under notes payable    $       -       $      92



   The accompanying notes are an integral part of these financial statements.

                            FACTORY 2-U STORES, INC.
                             (Debtor-in-Possession)
                          Notes to Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements for the fiscal year ended January 31, 2004 included in our Form 10-K as filed with the Securities and Exchange Commission.

         We believe that the unaudited financial statements as of and for the 13 weeks ended May 1, 2004 and May 3, 2003 reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Due to the seasonal nature of our business, the results of operations for the interim period may not necessarily be indicative of the results of operations for a full year.

         Certain prior period amounts have been reclassified to conform their presentation to the fiscal 2004 financial statements.

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

         Since the Chapter 11 filing, we have applied the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), which does not significantly change the application of accounting principles generally accepted in the United States; however, it requires the financial statements for periods including and subsequent to filing Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

         The accompanying financial statements are prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. In accordance with SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the Balance Sheets as of May 1, 2004 and January 31, 2004 and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items in the Statement of Operations for the 13 weeks ended May 1, 2004.

(2)      Accounting Policies
         -------------------

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

         Stock-based Compensation

         We have elected under the provisions of Statement of Financial Accounting Standard (the "SFAS") No. 123, "Accounting for Stock-Based Compensation" to continue using the intrinsic value method of accounting for employee stock-based compensation in accordance with APB No.25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation expense is recognized only in the event that the exercise price of options granted is less than the market price of the underlying stock on the date of grant. The fair value method generally requires entities to recognize compensation expense over the vesting period of options based on the estimated fair value of the options granted. We have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

         The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS No. 148.


                                           (in thousands, except per share data)
                                                     13 weeks ended
                                           -------------------------------------
                                             May 1,                May 3,
                                              2004                  2003
                                           ----------           -----------
Net loss before stock-based
  compensation, as reported                $  (12,351)          $  (2,721)
Stock based compensation using the
  fair value method, net of tax                  (546)               (809)
                                           -----------          ----------
Pro-forma net loss                         $  (12,897)          $  (3,530)
                                           ===========          ==========
Pro-forma net loss per share,
  basic and diluted        $               $    (0.73)          $   (0.27)


         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because our employee stock-based compensation plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans. The Black-Scholes option valuation model does not take into account our status as a debtor in possession, which may have a material effect on the value of our outstanding options.

         The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:


                                                       13 Weeks Ended
                                                       --------------
                                                    May 1,         May 3,
                                                     2004           2003
                                                    ------         ------
             (i)     Expected dividend yield         0.00%           0.00%
             (ii)    Expected volatility           111.81%         103.68%
             (iii)   Expected life                   6 years       7 years
             (iv)    Risk-free interest rate        3.63 %          3.45%




         Income (loss) per Share and Comprehensive Income

         We compute loss per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed based on the weighted average shares outstanding. Diluted income (loss) per share is computed based on the weighted average shares outstanding and potentially dilutive common stock equivalent shares.

         Common stock equivalent shares totaling 0 and 108,437 for the 13 weeks ended May 1, 2004 and May 3, 2003, respectively, are not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

         Comprehensive loss for the 13 weeks ended May 1, 2004 and May 3, 2003 did not differ from net loss.

         Recent Accounting Pronouncements

         In March 2004, the Financial Accounting Standards Board (the "FASB") issued an exposure draft entitled "Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statements of Financial Accounting Standards)" The proposed statement would eliminate an issuer's ability to account for share-based compensation transactions using APB Opinion No. 25 and would generally require that such transactions be accounted for using a fair-value-based method of accounting. This accounting standard, if approved, will result in compensation expense charges to our future results of operations. The proposed statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair-value method of accounting. Retrospective application of the proposed statement is not permitted.


(3)      Reorganization Items
         --------------------

         Reorganization items represent amounts we incurred as a result of the Chapter 11 filing, and are recorded and presented in accordance with SOP 90-7. Reorganization items for the 13 weeks ended May 1, 2004 were $8.2 million and consisted of: (1) a non-cash charge of $5.0 million for lease rejection claims associated with 31 lease rejections in conjunction with the 44 stores closed in the quarterly period ended May 1, 2004, as part of our reorganization efforts; (2) $2.8 million of professional fees and other expenses incurred in our bankruptcy case and reorganization efforts; and (3) $366,000 of additional costs to close the 44 stores.

         Cash payments resulting from reorganization items during the 13 weeks ended May 1, 2004 were approximately $221,000.

(4)      Liabilities Subject to Compromise
         ---------------------------------

         Under the Bankruptcy Code, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. We have received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt, employee payroll and benefits, sales, use and other taxes, and capital lease obligations, all pre-petition liabilities have been classified as Liabilities subject to compromise in the Balance Sheets as of May 1, 2004 and January 31, 2004. Adjustments to pre-petition liabilities may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events. Therefore, the amounts below in total may vary significantly from the stated amounts of proofs of claim that will be filed with the Court. We have mailed notices to all known creditors to inform them that the deadline for filing proofs of claim with the Court is June 15, 2004.

         The following table summarizes the components of Liabilities subject to compromise in our Balance Sheet as of May 1, 2004.



(in thousands)                                            May 1,     January 31,
                                                           2004         2004
                                                          ------     -----------
Trade and other accounts payable                        $ 41,987     $ 41,734
Junior subordinated notes, net of discount                10,349       10,349
Restructuring costs, primarily lease rejection claims      5,929        6,044
Lease rejection claims                                     5,065            -
General liability and workers compensation claims          2,273        2,283
Severance claims                                           1,385        1,385
Other                                                        998        1,267
                                                        --------     -----------
Liabilities subject to compromise                       $ 67,986     $ 63,062
                                                        --------     -----------


(5)      Store Closures
         --------------

         On February 2, 2004, the Court authorized the closure of 44 stores. On February 11, 2004, the Court approved the agreement between the Great American Group ("Great American") and us in which Great American acted as an exclusive agent to conduct store closing sales at the 44 stores location. The store closing sales started on February 12, 2004. All 44 stores were closed by March 18, 2004 and as of April 23, 2004, we have terminated or assigned a total of 13 leases of these stores and rejected the remaining 31 leases. As a result of these lease rejections, we recorded a non-cash charge of $5.0 million (included in Reorganization items) related to lease rejection claims per the maximum amount allowed under the Bankruptcy Code.

         Under the terms of the agreement with Great American, we receive a percentage of the aggregate retail price of the merchandise at the 44 stores as of February 11, 2004, as defined. In addition, we receive reimbursement of sale expenses, as defined, incurred during the store closing sales. Sales proceeds, net of sales tax, received during the store closing sales goes to Great American. As of June 4, 2004, we have received $3.4 million as partial payment for the sale of inventory to Great American and are in the process of determining the remaining amount owed to us. In addition, we have received approximately $1.5 million of sale expense reimbursement.

         Other closing costs of approximately $366,000 not reimbursed by Great American have been included in Reorganization items for the 13 weeks ended May 1, 2004.


         On June 4, 2004, we filed a motion with the Court seeking authorization to close another 23 under-performing stores. Subject to the Court's approval, we currently plan to start the going-out-of-business sale process on or about July 1, 2004 and expect to close these stores by the end of August 2004.


 (6)     Fiscal 2002 Restructuring Charge
         --------------------------------

         In December 2002, we recorded a restructuring charge of $14.4 million in conjunction with the decision to close 23 stores as well as to consolidate both our distribution center network and corporate overhead structure.

         As of June 4, 2004, we have closed 20 of these 23 stores. We terminated the lease obligations on 14 of these closed stores prior to our Chapter 11 filing, and in conjunction with our Chapter 11 filing we rejected the other 6 leases. The three remaining stores have not been closed at this time due to lease concessions agreed to by the landlords.

         The balance of the liability of $4.6 million as of May 1, 2004 (included in "Liabilities subject to compromise" in the accompanying Balance Sheet) related to this fiscal 2002 restructuring charge was as follows:


                               Balance at                 Non-cash    Balance at
                               January 31,     Cash      Charges and    May 1,
(in thousands)                    2004       Payments    Adjustments     2004
                               -----------   --------    -----------  ---------
Lease termination costs           $ 4,463      $   -       $     -      $ 4,463
Employee termination costs             65        (43)            -           22
Other costs                           147        (58)            -           89
                               -----------   ---------   -----------  ----------
                                  $ 4,675      $(101)      $     -      $ 4,574
                               -----------   ---------   -----------  ----------


         As of May 1, 2004, the balance of non-cash inventory liquidation costs related to this fiscal 2002 restructuring charge was zero.

 (7)     Fiscal 2001 Restructuring Charge
         --------------------------------

         In January 2002, we recorded a restructuring charge of $21.2 million in conjunction with the decision to close 28 under-performing stores as well as the realignment of our field organization and workforce reductions.

         We closed all 28 stores during fiscal 2002. We had terminated the lease obligations on 23 of these stores prior to our Chapter 11 filing and rejected the remaining 5 leases during the bankruptcy proceeding.

         The balance of the liability of $1.4 million as of May 1, 2004 (included in "Liabilities subject to compromise" in the accompanying Balance Sheet) related to the fiscal 2001 restructuring charge was as follows:



                                Balance at                       Balance at
                                January 31,        Cash            May 1,
(in thousands)                    2004           Payments          2004
                                -----------     ---------        ----------
Lease termination costs           $ 1,249         $   -            $ 1,249
Other costs                           120           (14)               106
                                -----------     ---------        ----------
                                  $ 1,369         $ (14)           $ 1,355
                                -----------     ---------        ----------



 (8)     DIP Financing Facility
         ----------------------

         In conjunction with our Chapter 11 filing, we entered into a financing agreement with The CIT Group/Business Credit, Inc. (the Tranche A Lender) and GB Retail Funding, LLC (the Tranche B Lender), (collectively the "Lenders") in which the Lenders provided us a $45.0 million revolving credit facility for working capital needs and other general corporate purposes while we operate as a debtor-in-possession (the "DIP financing facility"). This DIP financing facility with a maturity date of January 14, 2005 has since been amended three times; on January 30, 2004, March 10, 2004, and May 27, 2004, respectively. The most recent amendment is subject to the Court's approval, a hearing for which is scheduled on June 15, 2004.

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

         Under the terms of the DIP financing facility, capital expenditure for fiscal 2004 is restricted to $2.0 million. In addition, we are required to be in compliance with financial covenants and other customary covenants. As of May 1, 2004, the financial covenants included average minimum availability, cumulative four-week rolling average of cash receipts from store sales and cumulative rolling four-week average of inventory receipts, as defined. The customary covenants include certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, the funds necessary to maintain our operations to become unavailable. The DIP financing facility contains other customary events of default including certain ERISA events, a change of control and the occurrence of certain specified events in the Chapter 11 case. In addition, during the period from December 28, 2004 through January 11, 2005, we are not allowed to have any outstanding borrowings under the revolving credit facility and our outstanding letters of credit cannot exceed $11.0 million.

         As of May 1, 2004, we were in compliance with our covenants and had borrowings of $3.0 million outstanding under the revolving credit facility and outstanding letters of credit of $15.1 million under the sub-facility for letters for credit. As of May 1, 2004, based on our eligible inventory and accounts receivable, we were eligible to borrow $14.7 million under the revolving credit facility and had $8.5 million available after giving effect for the availability block, as defined.

         The May 27, 2004 amendment, still subject to the Court's approval, modified our financial covenants, whereby covenants will include minimum availability, five-day availability covenants at each month end and minimum inventory per store. The Tranche B Lender will fully fund within five business days of the Court's approval of the amendment and we may repay the Tranche B amount after October 20, 2004 subject to certain conditions.


(9)      Provision for Income Taxes
         --------------------------

         Due to our significant net operating losses and our Chapter 11 filing, we provided for a 100% valuation allowance on all deferred tax assets as of January 31, 2004 because we cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. Accordingly, for the 13 weeks ended May 1, 2004, our income tax benefit was zero as we established a 100% valuation allowance to offset such benefit.


(10)     Stock Options and Warrants
         --------------------------

         As of May 1, 2004, options to purchase 950,091 shares of our common stock and warrants to purchase 270,190 shares of our common stock were outstanding. The options have exercise prices in the range of $1.61 to $42.25 and expire on various dates between May 2004 and December 2013. The warrants have exercise prices in the range of $3.50 to $19.91 and expire on various dates between May 2005 and August 2006.


(11)     Legal Matters, Commitments and Contingencies
         --------------------------------------------

         On January 13, 2004, we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. We retain control of our assets and are authorized to operate the business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. As of the Petition Date, most pending litigation is stayed, and absent further order of the Court, substantially all pre-petition liabilitities are subject to settlement under a plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 case or its effect on our business. If it is determined that the liabilities subject to compromise in the Chapter 11 case exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their fair value and the equity interests of our shareholders may have no value.

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

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations


Cautionary Statements for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

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

The following factors, among others, could affect our future results, performance or achievements, causing these results to differ materially from those expressed in any of our forward-looking statements: general economic and business conditions (both nationally and in regions where we operate); trends in our business and consumer preferences, especially as may be impacted by economic weakness on consumer spending; the effect of government regulations and legislation; litigation and other claims that may be asserted against us; the effects of intense competition; changes in our business strategy or development plans, including anticipated growth strategies and capital expenditures; the challenges and costs associated with maintaining and improving technology; the costs and difficulties of attracting and retaining qualified personnel; the effects of increasing labor, utility, fuel and other operating costs; our ability to obtain adequate quantities of suitable merchandise at favorable prices and on favorable terms and conditions; the effectiveness of our operating initiatives and advertising and promotional strategies and other factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission.

In addition to the above general factors, the following bankruptcy related factors, among others, could also affect our future results, performance or achievements, causing these results to differ materially from those expressed in any of our forward-looking statements: our ability to continue as a going concern; our ability to operate pursuant to the terms of our debtor-in-possession financing facility; our ability to obtain approval from the Court with respect to motions in the Chapter 11 case from time to time; our ability to negotiate, confirm and consummate a plan of reorganization in a timely manner; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 case to a case under Chapter 7 of title 11 of the Bankruptcy Code; our ability to offset the negative effects that the filing for reorganization under Chapter 11 of the Bankruptcy Code has had on our business, including the loss in customer traffic, the impairment of vendor relations and the constraints placed on available capital; our ability to obtain and maintain normal terms with vendors and service providers; the ability of our vendors to obtain satisfactory credit terms from factors and other financing sources; our ability to maintain contracts, including leases, which are critical to our operations; the potential adverse impact of the Chapter 11 case on our liquidity or results of operations; our ability to develop a long-term strategy to revitalize our business and return to profitability; and our ability to fund and execute our business plan.

We do not undertake to publicly update or revise any of our forward-looking statements, whether as a result of new information, future events and developments or otherwise, except to the extent that we may be obligated to do so by applicable law.

Similarly, these and other factors, including the terms of the final plan of reorganization, if any, ultimately confirmed, can affect the value of our pre-petition liabilities and common stock. Until a plan of reorganization is confirmed by the Court, the recoveries of pre-petition claim holders are subject to change. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy case to each of these constituencies.

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

Despite our efforts in fiscal 2003 to improve sales and our liquidity, we were unable to improve comparable sales growth and operating margin at a rate that could generate sufficient cash flow to sustain ongoing operations. Accordingly, on January 13, 2004, we filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in the Court, which is currently pending.

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

These challenges are in addition to other operational and competitive challenges faced by us in connection with our business as an off-price retailer. See "Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995" immediately preceding this session.

On May 5, 2004, the Court granted us authorization to adopt and implement the key employee retention, emergence and severance plans.

On June 3, 2004, the Court issued an order, subject to certain conditions, extending the period in which we have the exclusive right to file a proposed plan or reorganization through December 3, 2004.

On June 4, 2004, we filed a motion with the Court seeking authorization to close another 23 under-performing stores. Subject to the Court's approval, we currently plan to start the going-out-of-business sale process on or about July 1, 2004 and expect to close these stores by the end of August 2004.

As in the last two fiscal years, we continue to operate our business in a very soft retail environment. Our first quarter in fiscal 2004 started shortly after we filed for bankruptcy protection under Chapter 11. Our inventory position during the earlier part of the quarter was below our preferred level due, in part, to the uncertainties surrounding our Chapter 11 filing. Additionally, the filing adversely affected our sales in the first quarter. We have significantly reduced our marketing spend, in accordance with our marketing strategy, which has also negatively impacted our top line since the beginning of fiscal 2004, but which we believe will ultimately improve profitability.

As previously disclosed, we started our 44 store closings in mid-February via a going-out-of-business process conducted by Great American. All 44 stores were closed by March 18, 2004 and we have terminated the lease obligations of these store locations either through mutual agreements with landlords or through lease rejections as allowed by the Court.

As a result of a thorough review of the financial performance of our entire store base after the completion of the first quarter, we have sought the Court's approval to close an additional 23 stores to further improve our overall financial performance and enable us to concentrate on growing our business at our most productive locations.

Currently, we are focusing our efforts on implementing our inventory strategy, enhancing distribution and store operating efficiency, and improving store execution. All these efforts are intended to ensure that we are well prepared for the upcoming back-to-school season.


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

We believe the following represents the areas where the most critical estimates and assumptions are used in the preparation of the financial statements:

     o Inventory valuation. Merchandise inventory is stated at the lower of cost or market determined using the retail inventory method ("RIM") on a first-in, first-out basis. Under the RIM, the valuation of inventory at cost and the resulting gross margin are calculated by applying a computed cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the RIM will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the RIM calculation are certain significant management judgments and estimates regarding markdowns and shrinkage, which may from time to time cause adjustments to the gross margin in the subsequent period. Factors that can lead to distortion in the calculation of the inventory balance include applying the RIM to a group of merchandise items that is not fairly uniform in terms of its cost and selling price relationship and turnover, and applying RIM to transactions over a period of time that includes different rates of gross profit, such as those relating to seasonal merchandise items. To minimize the potential of such distortions in the valuation of inventory from occurring, we utilize 82 sub-departments in which fairly homogeneous classes of merchandise items having similar gross margin are grouped. In addition, failure to take markdowns currently may result in an overstatement of cost under the lower of cost or market principle. As of May 1, 2004, we had an inventory valuation allowance of approximately $1.1 million representing our estimate of the cost in excess of the net realizable value of all clearance items. In addition, we had an allowance of approximately $921,000 representing additional inventory shrink reserve. We believe that our RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

     o Valuation of goodwill, intangible and other long-lived assets. We use certain assumptions in establishing the carrying value and estimated lives of our long-lived assets and goodwill. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flows. If assets are considered to be impaired, the impairment recognized is measured by the amount that the carrying value of the assets exceeds the fair value of the assets. Useful lives and related depreciation or amortization expense are based on our estimate of the period that the assets will generate revenues or otherwise be used in operations. Factors that would influence the likelihood of a material change in our reported results include a significant decline in our stock price and market capitalization compared to our net book value, significant changes in an asset's ability to generate positive cash flows, significant changes in our strategic business objectives and utilization of the asset. In conjunction with our Chapter 11 filing, at the end of fiscal 2003, we recorded an impairment charge of $26.3 million for our goodwill and an impairment charge of $2.4 million regarding fixed assets located at the 44 closed stores.

     o Accrued restructuring costs. We have estimated amounts for the charges and the related liabilities regarding our fiscal 2002 and fiscal 2001 restructuring initiatives including store closures, realignment of our field organization and workforce reductions in accordance with the Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." At the end of fiscal 2003, we evaluated our accrued restructuring costs and recorded a favorable adjustment of $1.5 million primarily related to the adjustment of lease termination costs, which is based on the maximum amount allowed by the Bankruptcy Code.

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

     o Liabilities subject to compromise. Under the Bankruptcy Code, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. Except for secured debt, employee payroll and benefits, sales, use and other taxes, and capital lease obligations, all pre-petition liabilities per our best estimate have been classified as liabilities subject to compromise. Adjustments to pre-petition liabilities may result from negotiations, payments authorized by Court order, additional rejection of executory contracts, including leases, or other events. We have mailed notices to all known creditors that the deadline for filing proofs of claims with the Court is June 15, 2004. Differences between amounts we have scheduled and claims by creditors will be investigated and resolved in connection with our claims resolution process, and any necessary adjustments will be recorded accordingly.

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

     o Valuation of deferred income taxes. Valuation allowances are established, if deemed necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use the net operating loss carryforwards, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment we currently receive. In light of our significant net operating losses and our Chapter 11 filing, we provided for a 100% valuation allowance on our deferred tax assets as of May 1, 2004.


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

We operated 195 and 242 stores as of May 1, 2004 and May 3, 2003, respectively. The average number of stores in operation during the 13-week period ended May 1, 2004 was 198 versus 243 during the same period last year.

Net sales were $80.3 million for the 13 weeks ended May 1, 2004 compared to $104.3 million for the 13 weeks ended May 3, 2003, a decrease of $24.0 million, or 23.0%. Comparable store sales for the 13-week period ended May 1, 2004 decreased 11.0% versus a decrease of 7.4% for the same period last year. The decline in net sales was primarily due to fewer stores in operation and negative comparable store sales. In addition, we believe reduced marketing efforts, as provided in our strategic plan, adversely affected net sales.

Gross profit was $27.4 million for the 13 weeks ended May 1, 2004 compared to $37.6 million for the 13 weeks ended May 3, 2003, a decrease of $10.2 million or 27.2%. As a percentage of net sales, gross profit was 34.1% for the 13 weeks ended May 1, 2004 versus 36.1% for the same period last year. The decrease in gross profit as a percentage of net sales for the 13 weeks ended May 1, 2004 from the comparable period last year was primarily due to higher markdowns and shrink accrual, partially offset by higher initial mark-up.

Selling and administrative expenses were $31.2 million for the 13 weeks ended May 1, 2004 compared to $41.3 million for the 13 weeks ended May 3, 2003, a decrease of $10.1 million or 24.5%. As a percentage of net sales, selling and administrative expenses were 38.8% and 39.5% for the 13 weeks ended May 1, 2004 and May 3, 2003, respectively. Selling and administrative expenses decreased as a result of fewer stores in operation during the current quarter, lower advertising spend and lower general and administrative costs at corporate. The lower selling and administrative expenses were in line with our plan.

Pre-opening and closing expenses were $14,000 for the 13 weeks ended May 1, 2004 compared to $138,000 for the same period last year, a decrease of approximately $124,000 or 89.9%. The decrease in pre-opening and closing expenses was due to no store opening activity in the first quarter of fiscal 2004, versus one new store opening during the same period last year and preopening costs incurred for the Otay Mesa distribution center, which was opened in May 2003.

Reorganization items for the 13 weeks ended May 1, 2004 were $8.2 million and consisted of: (1) a non-cash charge of $5.0 million for lease rejection claims associated with 31 lease rejections in conjunction with the 44 stores closed in the quarterly period ended May 1, 2004, as part of our reorganization efforts;
(2) $2.8 million of professional fees and other expenses incurred in our bankruptcy case and reorganization efforts; and (3) $366,000 of additional costs to close the 44 stores.

Interest expense, net was $375,000 for the 13 weeks ended May 1, 2004 compared to $634,000 for the 13 weeks ended May 3, 2003, a decrease of $259,000 or 40.9%. The decrease in interest expense for the current quarter was primarily due to lower borrowings as compared to the same period last year.

Income tax benefit for the 13 weeks ended May 1, 2004 was zero as compared to $1.7 million for the 13 weeks ended May 3, 2003. Due to our significant net operating losses and our Chapter 11 filing, we provided for a 100% valuation allowance on all deferred tax assets as of January 31, 2004 because we cannot conclude that it is more likely than not that the deferred tax assets will be realized in the foreseeable future. Accordingly, for the 13 weeks ended May 1, 2004, our income tax benefit was zero as we established 100% valuation allowance to offset such benefit.

For the 13 weeks ended May 1, 2004, the net loss was $12.4 million as compared to $2.7 million for the 13 weeks ended May 3, 2003. The increase in net loss was primarily a result of the reorganization items discussed above.

Liquidity and Capital Resources


General

We finance our operations through credit provided by vendors and other suppliers, amounts borrowed under our DIP financing facility, internally generated cash flow, and other financing resources. Credit terms provided by vendors and other suppliers have historically been approximately 30 days net, although during the pendency of the Chapter 11 case, many of our vendors have reduced the amount of time in which we must pay for goods. Amounts that may be borrowed under the DIP financing facility are based on a percentage of eligible inventory and accounts receivable, as defined.

At May 1, 2004, we were in compliance with all financial covenants under our DIP financing facility, and had outstanding borrowings of $3.0 million and letters of credit of $15.1 million under our DIP financing facility. The financial covenants have since been amended in accordance with the May 27, 2004 amendment, subject to the Court's approval. This amendment modified our financial covenants, whereby covenants will include minimum availability, five-day availability covenants at each month end and minimum inventory per store. The Tranche B Lender will fully fund within five business days of the Court's approval of the amendment and we may repay the Tranche B amount after October 20, 2004 subject to certain conditions.

With respect to cash flows for the quarterly period ended May 1, 2004, we used $7.4 million in operating activities, $51,000 in investing activities and generated $3.0 million from financing activities, which resulted in a net decrease in cash of $4.5 million. For the same period last year, we used $15.1 million in operating activities, $1.0 million in investing activities and generated $18.1 million from financing activities, which resulted a net increase in cash of $1.9 million. The decrease in cash used in operating activities was primarily due to the lower number of stores in operation. The decrease in cash used in investing activities was due to higher spending in the first quarter of fiscal 2003 related to the equipment acquisition for the Otay Mesa distribution facility. The decrease in cash generated from the financing activities was a result of net proceeds received from the private offering and the borrowings on the junior secured term loan in the same period last year.

Our cash needs are satisfied through working capital generated by our business and funds available under our DIP financing facility. The level of cash generated by our business is dependent, to a great extent, on our level of sales and the credit extended by our vendors and the factor community. If we experience a significant shortening of payment terms with our vendors, a significant deterioration of credit terms with our factors, the DIP financing facility for any reason becomes unavailable, or actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected.


Capital Expenditures

We anticipate capital expenditures of approximately $800,000 during the remaining nine months of the fiscal year ending January 29, 2005, which include necessary costs for replacement capital at existing stores. We intend to fund the anticipated capital expenditures from our sources of cash, including the DIP financing facility.


Store Closures and Restructuring Initiatives

On February 2, 2004, the Court authorized the closure of 44 stores. On February 11, 2004, the Court approved the agreement between the Great American Group ("Great American") and us in which Great American acted as an exclusive agent to conduct store-closing sales at the 44 stores location. The store-closing sales started on February 12, 2004. All 44 stores were closed by March 18, 2004. As of June 4, 2004, we have terminated or assigned a total of 13 leases of these stores and rejected the remaining 31 leases. We do not expect any significant cash requirements relating to these 44 store closures for the remaining nine months of fiscal 2004.

As of June 4, 2004 we have closed 20 of the 23 stores identified in our Fiscal 2002 restructuring efforts and all 28 of the stores identified in our Fiscal 2001 restructuring efforts. In conjunction with our Chapter 11 filing, we have ceased to make cash payments for any remaining obligations regarding our Fiscal 2002 or 2001 restructuring plans except for the lease obligation of one of our former San Diego distribution centers (located in the same building as our corporate headquarters) and certain satellite communication service fee obligations. The cash requirements relating to these obligations for the remaining nine months of fiscal 2004 are expected to be approximately $991,000, which we intend to fund from our sources of cash, including the DIP financing facility.

In addition, on June 4, 2004, we filed a motion with the Court seeking authorization to close another 23 under-performing stores. Subject to the Court's approval, we currently plan to start the going-out-of-business sale process on or about July 1, 2004 and expect to close these stores by the end of August 2004. We do not expect any significant cash requirements relating to these 23 store closures for the remaining nine months of fiscal 2004.


Contractual Obligations and Commitments

The following table summarizes, as of May 1, 2004, certain of our contractual obligations, as well as estimated cash requirements related to our fiscal 2002 and 2001 restructuring initiatives. This table should be read in conjunction with "Note 6 - Fiscal 2002 Restructuring Charge", "Note 7 - Fiscal 2001 Restructuring Charge", and "Note 8 - DIP Financing Facility" in the accompanying unaudited financial statements, as well as our fiscal 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.



                                         Payments due by period
                                         ----------------------
                                                   2005 and  2007 and
(in thousands)                  Total      2004      2006      2008   Thereafter
                              ---------  --------  --------  -------- ----------
Operating lease obligations*  $ 109,393  $ 18,649  $ 37,220  $ 22,644  $ 30,880
Restructuing charges              2,000       991     1,009         -         -
Notes payable                       132        32        86        14         -
                              ---------  --------  --------  --------  --------
                              $ 111,525  $ 19,672  $ 38,315  $ 22,658  $ 30,880
                              =========  ========  ========  ========  ========


* Operating lease obligations have changed significantly from the disclosure in our most recent annual report on Form 10-K due to lease rejections associated with the 44 store closures.


Certain amounts included in the above table are related to executory contracts or lease obligations, which we have neither assumed nor rejected as of May 1, 2004. Under the Bankruptcy Code, we may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown in the above table may not reflect actual cash outlays in the future periods.

Reorganization Items

Reorganization items represent amounts we incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The amounts for Reorganization items in the Statements of Operations include: (1) a non-cash charge of $5.0 million for lease rejection claims associated with 31 lease rejections in conjunction with the 44 stores closed in the quarterly period ended May 1, 2004, as part of our reorganization efforts; (2) $2.8 million of professional fees and other expenses incurred in our bankruptcy case and reorganization efforts; and (3) $366,000 of additional costs to close the 44 stores.

We project cash requirements of approximately $4.5 million of professional fees and other related expenses for the remaining nine months of fiscal 2004. We believe that our sources of cash, including the DIP financing facility, should be adequate to fund the cash requirements for our reorganization efforts.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the DIP financing facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk. As of May 1, 2004, we had $3.0 million of borrowings outstanding under our DIP financing facility.


Item 4.    Controls and Procedures

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



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          See discussion of legal proceedings at Note 11 of the Notes to Financial Statements.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              10.26 Factory 2-U Stores, Inc. 2004 Key Employee Retention Plan.

              10.27 Factory 2-U Stores, Inc. 2004 Key Employee Emergence Plan.

              10.28 Factory 2-U Stores, Inc. 2004 Key Employee Severance Plan.

              31.1 Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Norman G. Plotkin, Chief Executive Officer.

              32.2 Certification pursuant to 18 U.S. C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Norman Dowling, Executive Vice President and Chief Financial Officer.

          (b) Reports on Form 8-K

              On June 4, 2004, we furnished a report on Form 8-K regarding the extension of our exclusive right to file a proposed Plan of Reorganization and the filing of a motion with the Court seeking authorization to close additional 23 stores. The full text of our press dated June 4, 2004 was furnished and attached as an exhibit to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FACTORY 2-U STORES, INC.

Date: June 10, 2004




By: /s/Norman Dowling
    -----------------
    Name: Norman Dowling
    Title:Executive Vice President and Chief Financial Officer
          (duly authorized officer and principal financial officer)